Form 10-K
period 1996-06-01
RIGHT START INC /CA
filed 1996-08-30
CIK 878720

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

(Mark one)                         FORM 10-K

(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required)

                    For the fiscal year ended June 1, 1996

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)

               For the transition period from _______ to _______

                          Commission file no. 0-19536

                             THE RIGHT START, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         California                                        95-3971414
         ----------                                        ----------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)

 5334 Sterling Center Drive, Westlake Village, California    91361
 --------------------------------------------------------    -----
      (Address of principal executive offices)             (Zip code)

              Registrant's telephone number, including area code
                                (818) 707-7100
                                --------------

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, no par value
                          --------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes X  No
                                          ---   ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [  ]

As of August 26, 1996, approximately 2,358,544 shares of the Registrant's Common Stock held by non-affiliates were outstanding and the aggregate market value of such shares was approximately $10,908,266.

As of August 26, 1996 there were outstanding 7,949,306 shares of Common Stock, no par value, with no treasury stock.

Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 12, 1996 (the "1996 Proxy Statement") are incorporated into Part III.

Total number of pages in this report:  31
                                      ----
(Exhibit index located on page  13 )
                               ----

                                    PART I



ITEM 1.  BUSINESS
- -------  --------


GENERAL
- -------

          The Right Start, Inc. ("Right Start" or "the Company") is a leading merchant offering unique, high-quality products for infants and young children. The Company markets its products through 24 retail stores, primarily located in major regional malls across the nation, and The Right Start Catalog. The Company is a market leader offering approximately 500 items targeting children up to age four in such product categories as Baby on the Go, Nursery, Bath Time, Kitchen and Health and Safety. The products offered are primarily the same for both catalog and retail, with a number of items available as either "retail-only" or "catalog-only."


HISTORY
- -------

          The Company was formed in 1985 to capitalize upon growing trends towards the use of mail order catalogs and the demand for high quality infants' and children's goods. Until formation of the Company, new parents' alternatives were low-service mass merchant stores or sparsely-stocked, high-priced infant and children specialty stores. To counter this, The Right Start carefully screened infant and toddler products in order to identify those considered to be the most unique, safest, most durable, best designed and best valued items.

          The Right Start then grew its operations beyond The Right Start Catalog and into retail sales through The Right Start stores. Based on the strong results of the retail stores coupled with the extensive challenges facing the catalog industry, the Company's strategy evolved to include a reduction in The Right Start Catalog circulation and plans for a major retail expansion.

          Management has always made customer service the Company's highest priority. By offering sales associates with extensive product knowledge, carefully selected and tested products, fast shipment that is generally less than 48 hours from receipt of catalog orders, and a 24 hour a day/365 day a year ordering capability, The Right Start is able to differentiate itself from many other infant and children merchants.


RETAIL OPERATIONS AND EXPANSION
- -------------------------------

          The Company operates 24 retail stores. Twenty-two of these stores are mall stores located in major regional malls throughout the United States; two are non-mall locations in California. The Company has plans for continued expansion of its retail operations with

18 stores planned for fiscal 1997.

          New stores will be located primarily in high-traffic major regional malls across the United States. Potential sites are evaluated based on mall strength, relative strength of certain comparable specialty store operators in the same mall, the extent of Right Start Catalog customer/brand development, available census, demographic and psychographic data, as well as lease economics. In many areas, store sites which otherwise meet the Company's criteria may be difficult to lease on acceptable terms.

          The Company's ability to open and operate new stores profitably is dependent on the identification and availability of suitable locations, the negotiation of acceptable lease terms, the Company's financial resources, the successful hiring and training of store managers and the Company's ability to control the operational aspects of growth. There can be no assurance that the Company will be able to open and operate new stores on a timely and profitable basis or that same store sales will increase in the future.


THE RIGHT START CATALOG
- -----------------------

          The Right Start Catalog offers high quality infants' and children's products through mail order catalogs targeted primarily to middle and upper income new parents and the grandparents of their children. Several attractive glossy issues are mailed each year, targeting the Company's principal customers, educated, first-time parents from 23-40 years old, with average annual household income in excess of $60,000. The Right Start Catalog has minimized the marketing of children's clothing, furniture and bedding items, all of which require different merchandising distribution and marketing strategies.


MERCHANDISING
- --------------

          The Right Start's basic business strategy/concept is to provide exemplary service to customers as a means of building strong loyalty, to offer unique, hard-to-find items, and to increase market share and customer awareness through new store openings and continuous new product introductions.

          To accomplish its strategy, the Company offers a selection of brand name and private label infant, toddler and preschool products through strategically selected store locations and highly targeted catalog mailings. Items are selected based on their quality, durability, uniqueness, historic product demand, seasonality, appeal to target markets and value. The addition of new products is key to keeping the stores and catalogs fresh and interesting to the customer base.


ADVERTISING AND MARKETING
- -------------------------

          The Right Start Catalog serves as the primary marketing tool for The Right Start stores. Catalogs are distributed in existing and future retail store markets through both direct mail and focused distribution to target groups (e.g. day care centers, hospitals, doctor's offices and other children's stores). In addition, the stores' point of sale system also provides a strong marketing database. Customers' names and addresses are captured and are then used for promotional mailings and other follow up.

          The Company reaches its catalog customers through extensive mailings of The Right Start Catalog to qualified segments of the Company's own customer list and selected rented lists. In order to achieve this efficiently the customer list is segmented by frequency, recency and size of purchase. Over the past two years, the Company has experienced a decline in the Right Start Catalog response rate. While the Company has made extensive circulation cuts to exclude less profitable mailing lists, there can be no assurance that profitability of the overall catalog business will increase or that the Company will not continue to experience a declining response rate.


PURCHASING
- ----------

          The Right Start purchases products from over 200 vendors. No single vendor represents more than 3% of overall sales. The Company directly imports approximately 5% of the products offered and this source is expected to grow over time as the Company expands its private label and import programs. Imported items have historically had higher gross profit margins and tend to be more unique.


SEASONALITY
- -----------

          The Company's business is not significantly impacted by seasonal fluctuations, as compared to many other retail and catalog operations. The Right Start customer often is the end user of the product so purchases are spread throughout the year, rather than being concentrated between October and December, as are traditional gift purchases.

EMPLOYEES
- ---------

          As of August 20, 1996 the Company employed 397 employees, approximately 41 percent of whom were part-time. During the retail holiday season, additional temporary employees are hired. The Company has no collective bargaining agreements nor any unions and considers its employee relations to be good.


COMPETITION
- -----------

         The specialty catalog and retail infants' and children's markets are highly competitive. The Company's specialty mail order catalogs, retail stores and products compete with other retail stores, including specialty stores, mass merchants, discount chains, and department stores, and with a growing number of other mail order catalogs. Some of the Company's competitors have substantially greater financial, distribution and marketing resources than the Company. The substantial sales growth in the mail order catalog industry has encouraged the entry of many new competitors and continues to foster an increase in competition from established companies. The catalog and retail businesses could become even more competitive in the future.

          The primary competition for The Right Start stores comes from "big box" concept children's stores which are becoming more and more prevalent. This type of operation offers customers an extensive variety of products (including apparel, furniture, bedding, etc.) for children and is typically located in up to 50,000 square feet, generally in lower real estate cost locations. In addition, certain stores face competition from local specialty baby stores.

          There are a variety of general and specialty catalogs selling infants' and children's items in competition with The Right Start Catalog. The Company considers its primary catalog competition, however, to be "One Step Ahead," "Kids Club" by Perfectly Safe, and "Sensational Beginnings." These catalogs emerged several years after The Right Start Catalog and directly compete by offering a very similar product line at comparable price points to the same target market.

  The Company's ability to continue to introduce innovative products to customers, to locate its stores in strategic, high-traffic locations, and to provide distinctive customer service is key to its ability to maintain or grow its market share.


TRADEMARKS
- ----------

          The Company has registered and continues to register, when deemed appropriate, certain U.S. trademarks and trade names, including "The Right Start" and "The Right Start Catalog". The Company considers these to be readily identifiable with, and valuable to, its business.


RECENT DEVELOPMENTS
- -------------------

          In July 1996, the Company sold its phone center operations to a telemarketing services provider for approximately $500,000, $250,000 of which was in cash and the remainder of which was in a two-year note secured by the assets in the phone center. There was no gain or loss on the sale. In conjunction with the sale, the Company entered into a telemarketing services agreement for RSC.

          In April 1996, the Company completed a rights offering which generated approximately $4.9 million of net proceeds to the Company. Pursuant to the rights offering, approximately 1.5 million shares of common stock were issued. The offering was fully subscribed.

          In February 1996, Lenny Targon, one of the co-founders of The Right Start, resigned from his position as Chief Executive Officer and Director. Jerry Welch, Chairman of the Board, assumed the title of Chief Executive Officer.

          In August 1995, an investor group led by Kayne, Anderson Investment Management, Inc. acquired 3,937,000 shares of the Company's common stock, representing approximately 62% of the then outstanding shares, from American Recreation Centers, Inc. Richard A. Kayne, Jerry R. Welch and Howard M. Zelikow of Kayne, Anderson and Robert R. Hollman, Fred Kayne and Andrew D. Feshbach were appointed to The Right Start's Board of Directors. Robert Crist, Robert Feuchter and Stanley Schneider resigned from the board, concurrent with the close of the transaction.


ITEM 2.  PROPERTIES
- -------  ----------

          The Right Start leases all of its locations under operating leases. Lease terms at the Company's retail locations range from six to ten years, with provisions for early termination in most locations if certain sales levels are not achieved and, at certain locations, the Company has options to extend the term. In most cases, rent provisions include a fixed minimum rent plus a contingent percentage rent based on net sales of the store in excess of a certain threshold.

          The Right Start currently leases approximately 39,000 square feet of mixed use space in Westlake Village, California. The Company's corporate office and first retail store reside in this space. The building is leased and the agreement includes options to extend through 2001.


ITEM 3.  LEGAL PROCEEDINGS
- -------  -----------------

          The Company is not party to any legal actions.


ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS
- -------  ----------------------------------------------------

Not applicable.


                                    PART II


ITEM 5.   MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDERS'
- -------   ---------------------------------------------------------------
          MATTERS
          -------

     The Company's common stock is traded on the Nasdaq National Market System under the symbol RTST. The Company's stock is beneficially held by 1,535 shareholders.

ITEM 6.   SELECTED FINANCIAL DATA - (Dollars in thousands except share data)
- -------   -----------------------

                                                                    FISCAL YEAR
                                           1996          1995          1994         1993         1992
- --------------------------------------------------------------------------------------------------------
EARNINGS DATA
Revenues:
          Net sales                     $   40,368    $   44,573    $   49,204   $   37,261   $   23,896
          Other revenues                     1,418         1,168         1,311          992          868
                                        ----------------------------------------------------------------
                                            41,786        45,741        50,515       38,253       26,764

          Net income (loss)                 (3,899)       (2,106)          176        1,032          820
          Earnings (loss)per share           (0.60)        (0.33)         0.03         0.16         0.14

SHARE DATA
    Weighted average
          shares outstanding             6,536,813     6,300,000     6,637,142    6,494,133    5,739,670

BALANCE DATA SHEET
    Current assets                      $    8,353    $    9,660    $   12,002   $   13,306   $   12,975
    Total assets                            17,475        14,632        18,221       18,274       14,004
    Current liabilities                      4,649         3,690         4,979        5,650        2,412
    Long-term debt
    Shareholders' equity                    11,902        10,694        12,800       12,624       11,592

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- -------   ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------


FISCAL 1996 COMPARED WITH FISCAL 1995
- -------------------------------------

     Revenues for fiscal 1996 were $41.8 million compared to $45.7 million in 1995. Catalog net sales declined $13.5 million or 37% reflecting the December 1994 sale of Children's Wear Digest (CWD) and reduced response rates and circulation on The Right Start Catalog (RSC). CWD was a wholly owned subsidiary of the Company selling children's apparel by catalog. For fiscal 1997, the Company has further reduced the circulation of RSC and reduced the number of editions from five to three.

     Retail net sales increased over 100% from $7.8 million to $17.1 million. The increase results from the additional eleven stores opened in fiscal 1996 and the impact of a full year's sales for the eight stores opened in fiscal 1995. All but the Company's two oldest stores are located in major upscale regional malls across the United States.

     Cost of goods sold decreased 8.7% or $2.0 million to $21.6 million in fiscal 1996. The decrease is primarily due to the decrease in net sales. Additionally, the Company's cost of goods sold was negatively impacted in fiscal 1996 by inventory write-downs and adjustments totalling approximately
$.5 million.

     Operating expenses decreased $1.1 million or 5% from $19.9 million in fiscal 1995 to $18.8 million in fiscal 1996. The decrease represents a $3.4 million decrease in catalog production costs offset by retail and other operating expense increases. The decrease in catalog production costs results from the decrease in RSC circulation. Retail operating expenses increased due to the additional payroll and occupancy costs associated with the new store openings.

     General and administrative expense increased to $4.8 million in fiscal 1996 from $3.0 million in fiscal 1995. This increase includes approximately $1.1 million in one-time charges related to employee severance and termination expenses, hiring and relocation expenses for new key management personnel and consulting fees related to the restructuring of the catalog operations. The remaining increase reflects the investment in the Company's infrastructure to position it to manage the accelerated store opening plans.

     Pre-opening cost amortization increased $304,000 in fiscal 1996 as compared to fiscal 1995. The Company amortizes its store opening costs over the first twelve months of each store's operations. The fiscal 1996 increase reflects the impact of both fiscal 1995 and 1996 store openings.

     Depreciation and amortization increased $193,000 in fiscal 1996 as more assets were employed in the retail operations due to new store openings.

     The Company recognized $927,000 of income tax benefit for the year ended June 1, 1996, net of a valuation allowance provided against the deferred tax asset in the fourth quarter of the fiscal year. In evaluating the deferred tax asset, management considered the Company's projections and available tax planning strategies.


FISCAL 1995 COMPARED WITH FISCAL 1994
- -------------------------------------

     Revenues for fiscal 1995 were $45.7 million, a decrease of $4.8 million or 9.5% from fiscal 1994. Catalog net sales declined $9.2 million or 20.1% as a result of both the December 1994 sale of CWD and the decline in response rates and circulation for RSC. Based on the decline in RSC response rates experienced during the first half of the year, circulation cuts of up to 40% were taken for the spring and summer catalogs.

     Retail net sales increased over 100% to $7.8 million from $3.2 million in fiscal 1994. The increase resulted from the fall 1994 openings of eight mall stores, two of which were relocations from leased departments in Rich's department stores, and 32% same-store-sales increases (28% as adjusted for the additional week in fiscal 1995) for the remaining three stores experienced during the second half of fiscal 1995.

     Cost of goods sold decreased $2.4 million or 9.0% from fiscal 1994. The decline is in line with the decrease in sales with a slight degradation in gross margin due to the sale of CWD, typically a higher margin business than RSC and retail.

     Operating expense decreased $.6 million to $19.9 million from fiscal 1994 to fiscal 1995. The decrease was primarily the result of decreased costs associated with the CWD and improved catalog delivery rates, offset by additional retail selling expenses for the new stores opened in fiscal 1995.

     General and administrative expenses increased $.3 million or 13.2% to $3.0 million in fiscal 1995 compared to $2.7 million in fiscal 1994. This is primarily a result of increased costs incurred in support of the expanding retail operations and the systems development and support related thereto. These increases were offset by decreases resulting from the sale of CWD.

     The loss on the sale of CWD of $1.7 million reflects the one-time charge associated with the writedown of goodwill related to the sale of CWD in December 1994.


LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

     During fiscal 1996, the Company's primary sources of liquidity were from borrowings under its credit facility and the issuance of common stock through a rights offering. These sources financed the Company's operating losses and capital expenditures. Capital expenditures of approximately $4.2 million were incurred in opening eleven new retail stores and installing the information systems necessary to support the existing and planned retail growth.

     The Company's existing credit facility provides for borrowings of up to $5 million, subject to a defined borrowing base. This agreement expires in June 1998. Outstanding borrowings are secured by all of the assets of the Company. At June 1, 1996, there were no borrowings outstanding on the line and approximately $2.8 million was available.

     The Company opened eight new stores in fiscal 1995, 11 new stores in fiscal 1996, and currently expects to open up to 18 additional new stores in fiscal 1997. The Company expects to expend approximately $400,000 for each new store it opens. The Company expects to fund store openings contemplated by its current plan from borrowings under its credit facility and cash flow from operations. The Company anticipates that it will be profitable in the future, however, there can be no assurance that the Company's expansion strategy will be successful or that the Company will not continue to incur operating losses. Losses could negatively affect working capital, the extension of credit by the Company's suppliers and the Company's ability to implement its expansion strategy.


IMPACT OF INFLATION
- -------------------

     The impact of inflation on results of operations has not been significant


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- -------   -------------------------------------------

     The consolidated financial statements and supplementary data are as set forth in Item 14(a).


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
- -------   ---------------------------------------------------------------
          FINANCIAL DISCLOSURE
          --------------------

          Not applicable.


                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
- --------  --------------------------------------------------

          The information contained in the Company's 1996 Proxy Statement under the captions "Principal Shareholders and Management" and "Election of Directors" is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION
- --------  ----------------------

          The information contained in the Company's 1996 Proxy Statement under the caption "Executive Compensation and Other Information" is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
- --------  --------------------------------------------------------------

     The information contained in the Company's 1996 Proxy Statement under the caption "Principal Stockholders and Management" is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- --------  ----------------------------------------------

     The information contained in the Company's 1996 Proxy Statement under the caption "Certain Relationships and Related Transactions" is incorporated herein by reference.

     This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Discussions containing such forward-looking statements may be found in the material set forth under Item 1. Business--Retail Operations and Expansion, --Seasonality,
- --Competition, and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources, as well as within this Annual Report generally (including any document incorporated by reference herein). Also, documents subsequently filed by the Company with the Securities and Exchange Commission will contain forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors identified herein or in other public filings by the Company, including but not limited to, the Company's Registration Statement on Form S-3 (File No. 333-08175).

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

(a)  THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT.


                                                             PAGE
                                                             ----

     (1) FINANCIAL STATEMENTS:
     Report of Independent Accountants                        F-1

     Consolidated Balance Sheet--
     June 1, 1996 and May 31, 1995                            F-2

     Consolidated Statement of Operations--
     Years Ended June 1, 1996, May 31, 1995 and
     May 25, 1994                                             F-3

     Consolidated Statement of Changes in
     Shareholders' Equity--
     Years Ended June 1, 1996, May 31, 1995 and
     May 25, 1994                                             F-4

     Consolidated Statement of Cash Flows--
     Years Ended June 1, 1996, May 31, 1995 and
     May 25, 1994                                             F-5

     Notes to Consolidated Financial Statements               F-6

     (2) FINANCIAL STATEMENT SCHEDULES:

     Valuation Reserves                                       F-15

     All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

     (3)  LISTING OF EXHIBITS

     The following exhibits are filed as part of, or incorporated by reference into, this annual report:

                                    INDEX TO EXHIBITS

EXHIBIT
NUMBER
- ------

3.1 Amended and Restated Articles of Incorporation of the Company, dated August 12, 1991*

3.1.1    Amendment to Articles of Incorporation, dated
         August 20, 1991*

3.1.2 Form of Amendment to Articles of Incorporation, dated August 24, 1991*

3.2      Bylaws of the Company, as amended*

3.3      Specimen Certificate of the Common Stock
         (without par value)*

4.1      Warrant Certificate for Representative's
         Warrants*

10.1     Lease between the Company and Westlake Industrial
         Complex, a California Limited Partnership, dated
         August 9, 1988, as amended February 6, 1991*

10.2     Employment Agreement between the Company and
         Stanley Fridstein, dated May 30, 1991, as amended*

10.3     1991 Key Employee Stock Option Plan*

10.4     Stock Option Grant to Stanley Fridstein, dated
         March 15,  1991, as amended (see Exhibit 10.2)*

10.5     Stock Option Grant to Lenny Targon, dated
         March 15, 1991, as amended*

- -----------------
* Previously filed.

10.6     Form of Indemnification Agreement between
         Registrant and its directors and executive officers*

10.7     Westlake Industrial Complex Lease Agreement for
         31333 Agoura Road, Westlake Village, CA*

10.8 Software License Agreement between the Registrant and Marriner Systems, Inc., dated April 27, 1994*

10.9     1995 Non-employee Directors Option Plan

10.10 Registration Rights Agreement between Registrant and Kayne Anderson Non-Traditional Investments LP, ARBCO Associates LP, Offense Group Associates LP, Opportunity Associates LP, Fred Kayne, Albert O. Nicholas and Primerica Life Insurance Company

10.11 Termination and Release Agreement by and between The Right Start, Inc. and Lenny M. Targon dated February 28, 1996

10.12 Loan Agreement dated June 12, 1995 by and between Wells Fargo Bank, National Association and The Right Start, Inc.

10.13 Asset Purchase Agreement dated as of July 29, 1996 by and between Blasiar, Inc. (DBA Alert Communications Company) and The Right Start, Inc.

23.1     Consent of Independent Accountants

27.1     Financial Data Schedule

- -----------------
* Previously filed.

(b)  REPORTS ON FORM 8-K

     Form 8-K dated March 27, 1996: The Right Start, Inc. issued a press release reporting third quarter results.

(c)  Not applicable

(d)  Not applicable

                                    SIGNATURES

          Pursuant to the requirement of Sections 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    THE RIGHT START, INC.
                                    (Registrant)


Dated: August 28, 1996              /s/ JERRY R. WELCH
                                    --------------------------------------
                                    Jerry R. Welch
                                    Chairman of the Board and
                                    Chief Executive Officer

          Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ JERRY R. WELCH                                      August 28, 1996
- ---------------------------------------
Jerry R. Welch, Chairman of the Board
and Chief Executive Officer


/s/ STANLEY M. FRIDSTEIN                                August 28, 1996
- ---------------------------------------
Stanley M. Fridstein, President
and Director


/s/ RICHARD A. KAYNE                                    August 28, 1996
- ---------------------------------------
Richard A. Kayne, Director



/s/ ANDREW D. FESHBACH                                  August 28, 1996
- ---------------------------------------
Andrew D. Feshbach, Director



/s/ ROBERT R. HOLLMAN                                   August 28, 1996
- ---------------------------------------
Robert R. Hollman, Director



/s/ FRED KAYNE                                          August 28, 1996
- ---------------------------------------
Fred Kayne,  Director



/s/ HOWARD M. ZELIKOW                                   August 28, 1996
- ---------------------------------------
Howard M. Zelikow, Director



/s/ GINA M. SHAUER                                      August 28, 1996
- ---------------------------------------
Gina M. Shauer, Chief Financial
Officer (Principal Financial and
Accounting Officer)

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------


       To the Board of Directors
       and Shareholders of
       The Right Start, Inc.


       In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on page 12 present fairly, in all material respects, the financial position of The Right Start, Inc. and its subsidiary at June 1, 1996 and May 31, 1995, and the results of their operations and their cash flows for each of the three fiscal years in the period ended June 1, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

       PRICE WATERHOUSE LLP
       Woodland Hills, California
       July 3, 1996

                             THE RIGHT START, INC.

                          CONSOLIDATED BALANCE SHEET
                          --------------------------

                                                           June 1,        May 31,
                                                            1996           1995
                                                         -----------    -----------
                                   ASSETS
                                   ------
Current assets:
 Cash and equivalents                                    $   472,000    $ 1,567,000
 Accounts receivable                                         609,000        483,000
 Merchandise inventories                                   5,264,000      5,142,000
 Prepaid catalog expenses                                    713,000        981,000
 Income taxes receivable                                                    472,000
 Other current assets                                      1,295,000        878,000
 Deferred income tax benefit                                                137,000
                                                         -----------    -----------

   Total current assets                                    8,353,000      9,660,000
                                                         -----------    -----------

Noncurrent assets:
 Property, plant and equipment, net (Note 2)               7,363,000      4,136,000
 Other noncurrent assets                                     152,000        294,000
 Deferred income tax benefit                               1,607,000        542,000
                                                         -----------    -----------
   Total noncurrent assets                                 9,122,000      4,972,000
                                                         -----------    -----------

                                                         $17,475,000    $14,632,000
                                                         ===========    ===========

                     LIABILITIES AND SHAREHOLDERS' EQUITY
                     ------------------------------------

Current liabilities:
 Accounts payable and accrued expenses                   $ 3,976,000    $ 3,223,000
 Accrued salaries and bonuses                                530,000        238,000
 Advance payments on orders                                  143,000        158,000
 Amounts due to ARC (Note 9)                                                 71,000
                                                         -----------    -----------

   Total current liabilities                               4,649,000      3,690,000
                                                         -----------    -----------

Deferred rent                                                924,000        248,000

Commitments and contingencies (Notes 10 & 11)

Shareholders' equity:
 Common stock (25,000,000 shares authorized, no par
  value, 7,939,306 and 6,300,000 shares issued and
  outstanding) (Notes 5 & 8)                              16,313,000     11,206,000
 Retained deficit                                         (4,411,000)      (512,000)
                                                         -----------    -----------

   Total shareholders' equity                             11,902,000     10,694,000
                                                         -----------    -----------

                                                         $17,475,000    $14,632,000
                                                         ===========    ===========

         See accompanying notes to consolidated financial statements.

                             THE RIGHT START, INC.

                     CONSOLIDATED STATEMENT OF OPERATIONS
                     ------------------------------------

                                                         Fiscal Year Ended
                                             -------------------------------------------
                                                June 1,        May 31,        May 25,
                                                 1996           1995           1994
                                             ------------    -----------    ------------

Net sales:
  Catalog                                     $23,293,000    $36,790,000    $ 46,026,000
  Retail                                       17,075,000      7,783,000       3,178,000
Other revenues                                  1,418,000      1,168,000       1,311,000
                                             ------------    -----------    ------------
                                               41,786,000     45,741,000      50,515,000
                                             ------------    -----------    ------------

Costs and expenses:
  Cost of goods sold                           21,605,000     23,654,000      25,996,000
  Operating expense                            18,823,000     19,879,000      20,514,000
  General and administrative expense            4,791,000      3,008,000       2,657,000
  Pre-opening cost amoritization                  418,000        114,000
  Depreciation and amortization expense           938,000        745,000         654,000
  Write off of Weebok catalog and
   inventory costs                                                               470,000
                                             ------------    -----------    ------------

                                               46,575,000     47,400,000      50,291,000
                                             ------------    -----------    ------------

Operating income (loss)                        (4,789,000)    (1,659,000)        224,000
Interest and other income (expense), net          (37,000)        43,000          54,000
Loss on sale of Children's Wear Digest                        (1,744,000)
                                             ------------    -----------    ------------

Income (loss) before provision for
 income taxes                                  (4,826,000)    (3,360,000)        278,000
Income tax benefit (provision)                    927,000      1,254,000        (102,000)
                                             ------------    -----------    ------------

    Net income (loss)                        ($ 3,899,000)   ($2,106,000)   $    176,000
                                             ============    ===========    ============

Earnings (loss) per share                    ($      0.60)   ($     0.33)   $       0.03
                                             ============    ===========    ============

Weighted average number of shares
 outstanding                                    6,536,813      6,300,000       6,637,142

         See accompanying notes to consolidated financial statements.

                             THE RIGHT START, INC.

                     CONSOLIDATED STATEMENT OF CHANGES IN
                             SHAREHOLDERS' EQUITY
                             --------------------



                                              Common Stock             Retained
                                       ---------------------------     Earnings
                                          Shares         Amount        (Deficit)
                                       -------------   -----------   -------------


Balance, May 26, 1993                     6,300,000    $11,206,000   $  1,418,000
Net income                                                                176,000
                                       -------------   -----------   -------------

Balance, May 25, 1994                     6,300,000     11,206,000      1,594,000
Net loss                                                               (2,106,000)
                                       -------------   -----------   -------------

Balance, May 31, 1995                     6,300,000     11,206,000       (512,000)
Issuance of shares pursuant
 to the Rights Offering                   1,578,806      4,906,000
Issuance of shares pursuant
 to the exercise of stock options            60,500        201,000
Net loss                                                              ( 3,899,000)
                                       -------------   -----------   -------------

Balance, June 1, 1996                     7,939,306    $16,313,000    ($4,411,000)
                                       =============   ===========   =============

         See accompanying notes to consolidated financial statements.

                             THE RIGHT START, INC.

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                     ------------------------------------

                                                                                Fiscal Year Ended
                                                                    ------------------------------------------
                                                                      June 1,        May 31,        May 25,
                                                                       1996           1995            1994
                                                                    -----------   -------------   ------------
Cash flows from operating activities:
 Net income (loss)                                                 ($3,899,000)    ($2,106,000)   $   176,000
 Adjustments to reconcile net income (loss)
    to net cash by operating
    activities:
    Depreciation and amortization                                      938,000         745,000        654,000
    Pre-opening cost amortization                                      418,000         114,000
    Unrealized loss on marketable securities                                                           35,000
    Loss on sale of Children's Wear Digest                                           1,744,000
    Change in assets and liabilities affecting
     operations (Note 12)                                              506,000      (2,256,000)      (958,000)
                                                                    ----------    ------------    -----------

      Net cash used in operating activities                         (2,037,000)     (1,759,000)       (93,000)
                                                                    ----------    ------------    -----------

Cash flows from investing activities:
 Additions to property, plant and equipment                         (4,165,000)     (2,417,000)    (1,115,000)
 Proceeds from sale of marketable securities                                         1,461,000      6,760,000
 Purchase of marketable securities                                                                 (4,789,000)
 Proceeds from sale of Children's Wear Digest                                        2,437,000
 Payment for Children's Wear Digest acquisition                                       (399,000)      (698,000)
                                                                    ----------    ------------    -----------

      Net cash provided by (used in) investing
       activities                                                   (4,165,000)      1,082,000        158,000
                                                                    ----------    ------------    -----------
Cash flows from financing activities:
 Proceeds from common stock issued pursuant
    to the Rights Offering                                           4,906,000
 Proceeds from common stock issued upon
    exercise of stock options                                          201,000
                                                                    ----------

      Cash provided by financing activities                          5,107,000
                                                                    ----------

 Net increase (decrease) in cash and equivalents                    (1,095,000)       (677,000)        65,000

 Cash and equivalents at beginning of period                         1,567,000       2,244,000      2,179,000
                                                                    ----------    ------------    -----------

 Cash and equivalents at end of period                              $  472,000    $  1,567,000    $ 2,244,000
                                                                    ==========    ============    ===========

         See accompanying notes to consolidated financial statements.

                             THE RIGHT START, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------



NOTE 1 - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES:
- ------------------------------------------------------------

The Company
- -----------

The Right Start, Inc. (the Company) is a specialty merchant of infants' and children's products throughout the United States. In 1991, the Company completed the sale of 2,300,000 shares of its common stock in an initial public offering. Prior to that, it was a wholly owned subsidiary of American Recreation Centers, Inc. (ARC). ARC maintained majority ownership of the Company through July 1995. In August 1995, an investment group led by Kayne, Anderson Investment Management, Inc. (KAIM) acquired the 3,937,000 shares of common stock owned by ARC.

The Company's financial statements also include the accounts of its wholly owned subsidiary, Children's Wear Digest (CWD) through the date the Company sold CWD (see Note 6). All material intercompany balances and transactions have been eliminated.

Fiscal Year
- -----------

The Company has a fiscal year consisting of fifty-two or fifty-three weeks ending on the last Saturday (formerly Wednesday) in May. The fiscal year ended May 31, 1995 is a fifty-three week period. The other fiscal years presented consist of fifty-two week periods.

Revenue Recognition
- -------------------

Retail sales are recorded at time of sale or when goods are delivered. Catalog sales are recorded at the time of shipment. The Company provides for estimated returns at the time of the sale.

Cash and Equivalents
- --------------------

Cash and equivalents include demand deposits and marketable securities with original maturities of three months or less. These investments are subject to minimal credit and market risk. The carrying amount of cash and equivalents approximates fair value.

- ------

Merchandise Inventories
- -----------------------

Merchandise inventories consist of products purchased for resale and are stated at the lower of cost or market value. Cost is determined on a first-in, first-out basis.

Catalog Production Expenses
- ---------------------------

Prepaid catalog expenses consist of the costs to produce, print and distribute catalogs. These costs are amortized over the expected sales life of each catalog, which is three months. The Company adopted Statement of Position Number 93-7 (SOP 93-7), "Reporting on Advertising Costs", in the fourth quarter of fiscal year 1995. The adoption of SOP 93-7 did not result in a material impact on the Company's consolidated financial position or results of operations.

Catalog production expenses of $6,061,000, $9,457,000 and $10,068,000 were recorded in fiscal 1996, 1995 and 1994, respectively.

Property, Plant and Equipment
- -----------------------------

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is provided using the straight line method based upon the estimated useful lives of the assets, generally three to ten years. Amortization of leasehold improvements is based upon the term of the lease or the estimated useful life of the leasehold improvements, whichever is shorter.

Store Opening Costs
- -------------------

Costs incurred in opening stores are deferred and included in other current assets and are amortized over 12 months commencing with the store opening. Unamortized store opening costs were $531,000 and $277,000 at June 1, 1996 and May 31, 1995, respectively.

Deferred Rent
- -------------

The Company recognizes rent expense on a straight-line basis over the life of the underlying lease. The benefit from tenant allowances and landlord concessions are recorded as deferred rent and recognized over the lease term.

Income Taxes
- ------------

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standard No. 109 (FAS 109), "Accounting for Income Taxes." FAS 109 requires an asset and liability approach under which deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of other assets and liabilities.

During the periods that the Company was majority owned by ARC, the Company provided for income taxes as a separate taxpayer. State income taxes were settled pursuant to an informal tax sharing agreement and the Company filed a separate federal income tax return.

- ------


Other Revenues
- --------------

Other revenues include rentals of customer mailing lists and revenues from order fulfillment services.

Per Share Data
- --------------

Earnings per share has been computed in accordance with the treasury stock method based upon the weighted average number of common shares and dilutive common stock equivalents outstanding. Common stock equivalents comprise options outstanding to key executives, employees and directors (see Note 5).

Reclassifications
- -----------------

Certain reclassifications have been made to conform prior year amounts to current year presentation.

Use of Estimates
- ----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


NOTE 2 - PROPERTY, PLANT AND EQUIPMENT, NET:
- -------------------------------------------

                                                  June 1,        May 31,
                                                    1996           1995
                                                ------------   ------------
 Property, plant and equipment, at cost:
    Machinery, furniture and equipment          $ 3,761,000    $ 3,094,000
    Leaseholds and leasehold improvements         5,316,000      2,465,000
    Construction in progress                        322,000         56,000
    Computer software                               570,000        225,000
                                                -----------    -----------

                                                  9,969,000      5,840,000
 Accumulated depreciation and amortization       (2,606,000)    (1,704,000)
                                                -----------    -----------

                                                $ 7,363,000    $ 4,136,000
                                                ===========    ===========

Depreciation and amortization expense for property, plant and equipment amounted to $935,000, $645,000 and $484,000, for fiscal years 1996, 1995 and 1994, respectively.

NOTE 3 - CREDIT AGREEMENTS:
- --------------------------

In June 1995, the Company entered into a revolving credit agreement with a bank which expires in June 1998. The credit agreement provides for borrowings up to $5,000,000, including letters of credit, the availability of which is subject to a borrowing base, as defined in the agreement. Interest accrues at the bank's prime lending rate plus 1%.

The agreement requires that the Company must comply with certain financial and other covenants, and borrowings are secured by all of the assets of the Company. The Company is required by the agreement to pay annual fees of $25,000 in addition to an unused line fee. The unused line fee is equal to .5% per annum of the amount by which $3,500,000 exceeds the outstanding balance on the line.


NOTE 4 - INCOME TAXES:
- ---------------------

The (benefit) provision for income taxes is comprised of the following:

                                              Fiscal Year Ended
                                    --------------------------------------
                                      June 1,      May 31,       May 25,
                                       1996         1995          1994
                                    ----------   -----------   -----------

 Current (benefit) provision:
  Federal                                        ($  424,000)  ($ 91,000)
  State                               $  1,000                     9,000
                                    ----------   -----------   ---------

                                         1,000      (424,000)    (82,000)
                                    ----------   -----------   ---------
 Deferred provision:
  Federal                             (928,000)     (725,000)    175,000
  State                                             (105,000)      9,000
                                    ----------   -----------   ---------

                                      (928,000)     (830,000)    184,000
                                    ----------   -----------   ---------

                                     ($927,000)  ($1,254,000)   $102,000
                                    ==========   ===========   =========

The Company's effective income tax rate differed from the federal statutory rate as follows:

                                              Fiscal Year Ended
                                     ----------------------------------
                                       June 1,      May 31,     May 25,
                                        1996          1995        1994
                                     ---------    ---------    --------
Federal statutory rate                      34%          34%         34%
State income taxes, net of
 federal benefit                             3            2           4

Valuation allowance                        (19)
Other                                        1            1          (1)
                                     ---------    ---------    --------

Effective tax rate                          19%          37%         37%
                                     =========    =========    ========

- ------

Deferred tax liabilities/(assets) are comprised of the following:

                                            June 1,        May 31,      May 25,
                                             1996           1995          1994
                                         ------------   -----------   ----------

 Depreciation and amortization           $    112,000    $  133,000    $ 274,000
 Preopening costs                             220,000       115,000
 Other                                         11,000         8,000
                                         ------------    ----------    ---------

    Deferred tax liabilities                  343,000       256,000      274,000
                                         ------------    ----------    ---------

 Deferred rent                               (380,000)     (102,000)
 Sales returns and other reserves            (184,000)      (43,000)     (99,000)
 Net operating loss carryforward           (2,256,000)     (763,000)
 Federal tax credit carryforwards             (70,000)      (27,000)     (24,000)
                                         ------------    ----------    ---------
    Deferred tax assets                    (2,890,000)     (935,000)    (123,000)
    Valuation allowance                       940,000
                                         ------------    ----------    ---------

 Net deferred tax (asset) liability       ($1,607,000)    ($679,000)   $ 151,000
                                         ============    ==========    =========

The Company's deferred tax asset is net of a valuation allowance of $940,000. In evaluating the deferred tax asset, management considered the Company's projections and available tax planning strategies.


The Company has federal and state net operating loss carryforwards at June 1, 1996 of $5,850,000 and $3,612,000, respectively. These carryforwards will expire in fiscal years ending 2002 to 2011, and were not significantly impacted by the August 1995 change in ownership.


NOTE 5 - CAPITAL STOCK:
- ----------------------

In April 1996, the Company issued 1,578,806 shares of common stock pursuant to a rights offering. Net proceeds to the Company were $4,906,000.

In connection with its initial public offering, the Company granted the representative of the underwriters 200,000 warrants to purchase the Company's common stock at an exercise price of $7.19. The warrants provide for registration rights and anti-dilution protection and expire in October 1996.

NOTE 6 - CHILDREN'S WEAR DIGEST:
- -------------------------------

Pursuant to an asset purchase agreement dated December 30, 1994 (the Agreement) and a letter of intent agreement entered in November 1994, the Company and its wholly owned subsidiary, Children's Wear Digest, Inc. (CWD), sold substantially all of the assets of CWD to Small People, Inc. (SPI). A significant owner of SPI was the president of CWD until his resignation effective December 30, 1994 and was also the owner of CWD at the time of its purchase by the Company. Under the terms of the Agreement, CWD sold certain assets, consisting primarily of inventory, fixed assets and intangible assets, in exchange for cash of approximately $2,437,000. The transaction resulted in a loss of $1,744,000.

In connection with the Agreement, the parties also entered into a separate Telemarketing Agreement, a Confidentiality and Noncompetition Agreement, and termination agreements related to certain employment and management contracts between CWD and its former owners which were entered when the Company purchased CWD in September 1992. The acquisition was accounted for as a purchase and the resultant goodwill was amortized over its estimated useful life.


NOTE 7 - WEEBOK CATALOG:
- -----------------------

In September 1992, the Company secured the exclusive mail order rights to the Weebok line of children's clothing. Based on the results, management elected to discontinue mailing the Weebok catalog in November 1993. As a consequence, the Company recorded a charge of $470,000 comprised of prepaid catalog expenses and inventory.


NOTE 8 - EMPLOYEE BENEFITS AND STOCK OPTIONS:
- --------------------------------------------

On March 15, 1991, two key executives were granted options to acquire up to 900,000 shares of the Company's common stock under a non-qualified stock option plan. The options were granted at fair market value of $3.33 per share. These options expire June 1, 2001. In August 1995, the terms of the options were amended. The number of shares subject to such options was reduced to 776,000 with an exercise price of $3.00 per share. At June 1, 1996, 731,000 shares are outstanding under this plan.

One of the executives covered by this plan was the Company's chief executive officer who resigned in March 1996. In connection with his resignation, he is entitled to salary and benefits through May 1997 and the cash surrender value of a life insurance policy.

The Company adopted the 1991 Employee Stock Option Plan, covering an aggregate of 300,000 shares of the Company's common stock, in October 1991. Options granted vest either 20% or 33% (depending on the terms of the individual grant)
each year commencing on grant date and expire 10 years thereafter.   In August
1995, those holding options under the 1991 Employee Stock Option Plan were given the right to cancel their options (the "existing options") and have an equal number of options (the "new options") reissued to them at the fair market value of $3.00 per share. The vesting period on the existing options is 20% each year and the new options vest 33% each year, both from date of grant. Options for 254,000 shares were outstanding as of June 1, 1996, 5,200 of which were exercisable. Authorization for the amount by which the outstanding options exceed the amount allowed in the plan is subject to ratification by the Company's shareholders.

- ------

On January 13, 1992, the Company adopted the 1992 Stock Option Plan for Non-Employee Directors covering an aggregate of 50,000 shares. This plan provides that all non-employee directors will automatically receive options to purchase 5,000 shares exercisable at the fair market value at the date of the grant. The Company granted options to purchase 10,000 shares at $4.25 on April 22, 1992 and 5,000 shares at $3.25 on September 14, 1992. These options vest 20% at the grant date and an additional 20% each year thereafter. Upon resignation of non-employee directors from the Company's Board of Directors, all unvested options expire. Of the 15,000 options granted under this plan, 8,000 were exercised in January 1996 and the remaining options expired.

In October 1995, the Company adopted the 1995 Non-Employee Directors Option Plan. This Plan provides for the annual issuance, to each non-employee director, of options to purchase 3,000 shares of common stock. In addition, each director is entitled to make an election to receive, in lieu of directors' fees, additional options to purchase common stock. The amount of additional options is determined based on an independent valuation such that the value of the options issued is equivalent to the fees that the director would be otherwise entitled to receive. Options issued under this plan vest on the anniversary date of their grant and upon termination of Board membership. 61,902 options were issued under this plan, none of which were exercisable at June 1, 1996.

Prior to fiscal 1993, the employees of the Company participated in the ARC Employee Stock Ownership Plan (ARC ESOP) and the ARC Employee Stock Purchase Plan (ARC ESPP). In fiscal 1993, the Company adopted a separate employee stock ownership plan (Company ESOP) and employee stock purchase plan (Company ESPP) for the benefit of its employees. The employee balances in the ARC ESOP were transferred to the Company ESOP. The employee balances in the ARC ESPP remain in that plan.

The Company matches employees' contributions to the Company ESPP at a rate of 50%. The Company's contributions amounted to $28,000, $58,000 and $56,000 in fiscal 1996, 1995 and 1994, respectively.

The Company ESOP is funded exclusively by discretionary contributions determined by the Board of Directors. The Board of Directors authorized contributions of $70,000 in fiscal 1996 and $50,000 for both fiscal 1995 and 1994.

The following table summarizes option activity through June 1, 1996:

 Outstanding at May 26, 1993        987,500    $3.25 - 4.25
 Granted                            100,500    $4.38 - 6.00
 Cancelled                           (3,500)   $6.00
                                  ---------
 Outstanding at May 25, 1994      1,084,500    $3.25 - 6.00
 Granted                              2,500    $2.50
 Cancelled                          (45,000)   $4.25 - 6.00
                                  ---------
 Outstanding at May 31, 1995      1,042,000    $3.25 - 6.00
 Granted                            306,902    $3.00 - 6.50
 Cancelled                         (241,000)   $3.00 - 6.00
 Exercised                          (60,500)   $3.25 - 4.25
                                  ---------
 Outstanding at June 1, 1996      1,047,402    $3.00 - 6.50
                                  =========

NOTE 9 - RELATED PARTY TRANSACTIONS:
- -----------------------------------

KAIM receives a quarterly fee for providing certain management and advisory services to the Company. Management fees of $75,000 were paid to KAIM in fiscal 1996.

ARC incurred certain expenses on behalf of the Company and charged the Company for such expenses. These expenses include amounts allocated on an actual basis for income taxes, insurance premiums, telephone charges and professional fees. Corporate office overhead charges of $27,000 for each of fiscal 1995 and 1994 were allocated on the basis of estimated corporate staff effort on behalf of the Company.

The Company provided telemarketing services through July 1996, to K.A. Industries, a related party to KAIM. Revenues generated from this service amount to $365,000 for fiscal 1996. Management believes that the terms of this agreement are no less favorable than those that would have been negotiated with an unrelated third party.

NOTE 10 - OPERATING LEASES:
- --------------------------

The Company leases real property and equipment under non-cancelable agreements expiring from 1997 through 2007. Certain retail store lease agreements provide for contingent rental payments if the store's net sales exceed stated levels ("percentage rents"). A majority of the leases contain escalation clauses which provide for increases in base rental for increases in future operating cost and renewal options at fair market rental rates. The Company's minimum rental commitments are as follows:

Fiscal Year Ending
- ------------------
    1997                   $ 2,538,000
    1998                     2,761,000
    1999                     2,344,000
    2000                     2,272,000
    2001                     2,279,000
    Thereafter               8,413,000
                           -----------
                           $20,607,000
                           ===========

Net rental expense under operating leases was $1,959,000, $1,166,000 and $667,000 for fiscal 1996, 1995 and 1994, respectively. Percentage rents incurred in fiscal 1996 amounted to $82,000.


NOTE 11 - COMMITMENTS AND CONTINGENCIES:
- ---------------------------------------

The Company is not party to any legal actions.

NOTE 12 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
- ----------------------------------------------------------

Changes in assets and liabilities, net of the effects of the acquisition and subsequent disposition of CWD, which increased (decreased) cash and equivalents are as follows:

                                                      Fiscal Year Ended
                                           ---------------------------------------
                                             June 1,         May 25,      May 26,
                                               1996           1995         1994
                                           ------------   -----------   ----------
Accounts receivable                         ($ 126,000)    $  300,000    ($274,000)
Merchandise inventories                       (122,000)      (724,000)     144,000
Prepaid catalog expenses                       268,000        731,000     (196,000)
Income taxes receivable                        472,000       (280,000)
Other current assets                          (835,000)      (699,000)    (311,000)
Other noncurrent assets                        142,000        (42,000)     (47,000)
Accounts payable and accrued expenses          753,000       (491,000)    (672,000)
Accrued salaries and bonuses                   292,000        (84,000)      35,000
Advance payments on orders                     (15,000)      (112,000)     192,000
Amounts due to ARC                             (71,000)       (58,000)    (121,000)
Income tax liability                                          (31,000)    (166,000)
Deferred income taxes                         (928,000)      (830,000)     274,000
Other liabilities                              676,000         64,000      184,000
                                           -----------    -----------    ---------

                                             $ 506,000    ($2,256,000)   ($958,000)
                                           ===========    ===========    =========

Cash paid for income taxes was $552,000 for fiscal year 1994. Non-cash investing activity consists of $57,000 accrued in conjunction with the CWD acquisition in fiscal 1994 (see Note 6).


NOTE 13 - FOURTH QUARTER ADJUSTMENTS
- ------------------------------------

The Company recorded approximately $500,000 in inventory write-downs and adjustments during the fourth quarter of fiscal 1996.


NOTE 14 - NEW ACCOUNTING PRONOUNCEMENTS
- ---------------------------------------

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 will become effective for the Company in fiscal 1997. The adoption of SFAS 123 is not expected to have a material effect on the Company's consolidated financial position or results of operations.

Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", will become effective for the Company in fiscal 1997. This Statement requires that long-lived assets and certain identifiable intangibles to be held and used by the Company be reviewed for impairment whenever there is an indication that the carrying amount of the asset may not be recoverable. Measurement of an impairment loss should be based on the fair value of the asset. This Statement also requires that any such assets that are to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. Adoption of the Statement is not expected to have a material impact on the Company's financial position and results of operations.

                             THE RIGHT START, INC.

                       SCHEDULE II - VALUATION RESERVES
                       --------------------------------

                                            Additional
                              Balance at     charged                 Balance at
                              beginning      to costs                    end
Classification                of period    and expenses  Deductions   of period
- ---------------------------   ----------   ------------  ----------  -----------
Fiscal year ended
  June 1, 1996
- -----------------

Allowance for deferred tax
  asset                                      $940,000                $  940,000
Allowance for sales returns    $103,000                                 103,000
                               --------      --------     --------   ----------
                               $103,000      $940,000                $1,043,000
                               ========      ========     ========   ==========

Fiscal year ended
  May 31, 1995
- -----------------

Allowance for sales returns    $226,000                   $123,000     $103,000
                               --------      --------     --------     --------
                               $226,000                   $123,000     $103,000
                               ========      ========     ========     ========


Fiscal year ended
  May 25, 1994
- -----------------

Allowance for sales returns    $290,000                   $ 64,000     $226,000
                               --------      --------     --------     --------
                               $290,000                   $ 64,000     $226,000
                               ========      ========     ========     ========

