Form 10-Q
period 1996-08-31
RIGHT START INC /CA
filed 1996-10-15
CIK 878720

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C.  20549

                                   FORM 10-Q

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934


               FOR THE THIRTEEN WEEK PERIOD ENDED AUGUST 31, 1996
               --------------------------------------------------


                         Commission File Number 0-19536

                             THE RIGHT START, INC.

Incorporated in California        Federal Employer Identification No. 95-3971414

Address of Principal Executive Offices:
5334 Sterling Center Drive, Westlake Village, CA  91361
Telephone:  (818)  707-7100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X       No
                                       ------        ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Capital Stock Outstanding as of August 31, 1996 - 7,949,306 shares

                             THE RIGHT START, INC.

                               INDEX TO FORM 10-Q
                          FOR THE THIRTEEN WEEK PERIOD
                             ENDED AUGUST 31, 1996



                         PART I - FINANCIAL INFORMATION


Item 1.    Financial Statements (unaudited)

           Consolidated Balance Sheet                                     3
           Consolidated Statement of Operations                           4
           Consolidated Statement of Cash Flows                           5
           Notes to Consolidated Financial Statements                     6


Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                            8


                          PART II - OTHER INFORMATION


SIGNATURES                                                               11

                             THE RIGHT START, INC.
                          CONSOLIDATED BALANCE SHEET
                                  (unaudited)

                                                                  August 31,        June 1,
                                                                     1996            1996
                                                                 -----------     -----------
     ASSETS
     Current assets:

       Cash and equivalents                                      $   208,000     $   472,000
       Accounts receivable                                           581,000         609,000
       Note receivable                                               248,000
       Merchandise inventories                                     5,631,000       5,264,000
       Prepaid catalog expenses                                    1,085,000         713,000
       Deferred pre-opening costs, net                               460,000         531,000
       Other current assets                                          934,000         764,000
                                                                 -----------     -----------
           Total current assets                                    9,147,000       8,353,000
                                                                 -----------     -----------

     Noncurrent assets:
       Property, plant and equipment, net                          7,196,000       7,363,000
       Other non-current assets                                       38,000         152,000
       Deferred income tax benefit                                 1,607,000       1,607,000
                                                                 -----------     -----------
           Total noncurrent assets                                 8,841,000       9,122,000
                                                                 -----------     -----------
                                                                 $17,988,000     $17,475,000
                                                                 ===========     ===========


     LIABILITIES AND SHAREHOLDERS' EQUITY

     Current liabilities:
       Accounts payable and accrued expenses                     $ 4,278,000     $ 3,976,000
       Accrued salaries and bonuses                                  374,000         530,000
       Advance payments on orders                                     60,000         143,000
       Note payable to the bank                                    1,949,000
                                                                 -----------     -----------
           Total current liabilities                               6,661,000       4,649,000
                                                                 -----------     -----------
     Deferred rent                                                   964,000         924,000
     Commitments and contingencies

     Shareholders' equity:
       Common stock (25,000,000 authorized at no par              16,343,000      16,313,000
         value; 7,949,306 and 7,939,306 issued and
         outstanding, respectively)
       Accumulated deficit                                        (5,980,000)     (4,411,000)
                                                                 -----------     -----------
           Total shareholders' equity                             10,363,000      11,902,000
                                                                 -----------     -----------
                                                                 $17,988,000     $17,475,000
                                                                 ===========     ===========

                             THE RIGHT START, INC.
                       CONSOLIDATED STATEMENT OF INCOME
                                  (unaudited)


                                           Thirteen weeks
                                                ended
                                      -----------------------
                                      August 31,   August 30,
                                         1996        1995
                                      ----------   ----------
Net sales:
  Catalog                             $ 2,821,000   $6,441,000
  Retail                                6,072,000    3,100,000
                                      -----------   ----------
                                        8,893,000    9,541,000
                                      -----------   ----------

Costs and expenses:
  Cost of goods sold                    4,861,000    5,244,000
  Operating expense                     3,965,000    3,263,000
  General and administrative expense    1,142,000      720,000
  Pre-opening cost amortization           182,000       86,000
  Depreciation and amortization
    expense                               288,000      197,000
                                      -----------   ----------
                                       10,438,000    9,510,000
                                      -----------   ----------

Operating loss                         (1,545,000)      31,000

Interest and other income and
  expense, net                            (23,000)      23,000
                                      -----------   ----------
Loss before benefit from
  income taxes                         (1,568,000)      54,000

Provision for income taxes                             (20,000)
                                      -----------   ----------
Net loss                              $(1,568,000)  $   34,000
                                      ===========   ==========


Earnings (loss) per share             $     (0.20)  $     0.01
                                      ===========   ==========

Weighted average number of shares
  outstanding                           7,948,757    6,300,292
                                      ===========   ==========

                    THE RIGHT START, INC.
             CONSOLIDATED STATEMENT OF CASH FLOWS
                         (unaudited)


                                                  August 31,    August 30,
                                                     1996          1995
                                                  -----------   ----------
Cash flows from operating activities:

   Net income (loss)                             $(1,569,000)  $   34,000

   Adjustments to reconcile net income
     to net cash used in operating activities:

     Depreciation and amortization                   288,000      197,000
     Change in assets and liabilities affecting
       operations (Note 3)                          (600,000)    (653,000)
                                                 -----------   ----------
       Cash used in operating activities          (1,881,000)    (422,000)
                                                 -----------   ----------

Cash flows from investing activities:
   Additions to property, plant and
     equipment, net                                 (612,000)    (442,000)
   Proceeds from sale of telemarketing
     operation                                       250,000
                                                 -----------   ----------
       Cash used in investing activities            (362,000)    (442,000)
                                                 -----------   ----------

Cash flows from financing activities:

   Borrowings under note payable to bank           1,949,000
   Proceeds from exercise of stock options            30,000
                                                 -----------
       Cash provided by financing activities       1,979,000
                                                 -----------

Net decrease in cash and cash equivalents           (264,000)    (864,000)
Cash and equivalents at beginning of period          472,000    1,567,000
                                                 -----------   ----------

Cash and equivalents at end of period            $   208,000   $  703,000
                                                 ===========   ==========

                             THE RIGHT START, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATMENTS


NOTE 1:  DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

The Right Start, Inc. is a leading merchant offering unique, high-quality juvenile products for infants and young children. The Company markets its products through its retail stores, located in major regional malls across the nation, and through The Right Start Catalog.

There have been no changes in the Company's significant accounting policies as set forth in the Company's consolidated financial statements for the fiscal year ended June 1, 1996. These unaudited consolidated financial statements as of August 31, 1996 and for the thirteen week period then ended have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Certain reclassifications have been made to conform prior year amounts to current year presentation.

Operating results for the thirteen week period ended August 31, 1996 are not necessarily indicative of the results that may be expected for the year ending May 31, 1997.


NOTE 2:  PER SHARE DATA

Earnings per share is computed in accordance with the treasury stock method based upon the weighted average number of common shares and dilutive common stock equivalents outstanding. Common stock equivalents comprise stock options outstanding to key executives, employees and directors.

NOTE 3:  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

There was no interest paid for the thirteen weeks ended August 30, 1995. For the period ended August 31, 1996 interest paid amounted to $25,000.

Changes in assets and liabilities which increased (decreased) cash and equivalents are as follows:

                                                 Thirteen weeks ended
                                               ----------------------------
                                               August 31,        August 30,
                                                  1996              1995
                                               -----------      -----------
Accounts receivable                            $   28,000       $  (222,000)
Merchandise inventories                          (367,000)       (1,236,000)
Prepaid catalog expenses                         (372,000)          283,000
Other current assets                             (170,000)         (562,000)
Deferred pre-opening costs                         71,000
Deferred income tax benefit                                          (9,000)
Other non-current assets                          114,000           (28,000)
Accounts payable and accrued expenses             295,000         1,295,000
Accrued salaries and bonuses                     (156,000)         (126,000)
Advance payments on order                         (83,000)         (135,000)
Amounts due ARC                                                      14,000
Income tax liability                                                 29,000
Other liabilities                                  40,000            44,000
                                               ----------       -----------
                                               $ (600,000)      $  (653,000)
                                               ==========       ===========

Non -cash investing activity:
The Company received a $248,000 note in conjunction with the sale of assets related to its telemarketing operations.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

       THIRTEEN WEEKS ENDED AUGUST 31, 1996 COMPARED WITH AUGUST 30, 1995

     Net sales for the three months ended August 31, 1996 declined 7% to $8,893,000 from $9,541,000 for the same period last year. For the quarter, retail net sales increased 96% to $6,072,000 from $3,100,000 last year, while catalog net sales decreased 56% to $2,821,000 from $6,441,000 last year. The increase in retail net sales is due to an increase in stores to 25 at August 31, 1996, compared to 12 at August 30, 1995. The reduction in catalog net sales is due to the Company's decision to significantly reduce circulation and reposition the catalog to strategically support and complement the retail store operations.

     Cost of goods sold decreased 7% to $4,861,000 from $5,244,000, while gross margin improved slightly to 45.3% compared to 45.0% last year.

     Operating expense increased 22% due to an increase of 13 stores in operation, offset by reductions in catalog production and fulfillment costs due to a decrease in the level of catalog circulation.

     General and administrative expense increased 59% or $422,000 due to $280,000 in severance expenses related to the resignation of the Company's former president and increases in payroll and business travel expenses. The majority of the severance charge represents the value of a life insurance policy that was transferred in accordance with the terms of the related employment contract.

     Pre-opening cost amortization increased to $182,000 from $86,000 last year, while depreciation and amortization increased to $288,000 from $197,000 due to the increase in the number of retail stores.

     Interest expense increased to $23,000 from income of $23,000 last year due to debt incurred to finance the Company's retail expansion.

     The Company has recorded no benefit against the loss incurred for the first quarter of fiscal 1997.

     As a result of the above, the Company experienced a net loss of $1,568,000 or $.20 per share, compared to net income of $34,000 last year.

LIQUIDITY AND CAPITAL RESOURCES

     As of August 31, 1996, the Company had cash and equivalents of $208,000 and borrowings of $1,949,000 against its line of credit. This compares to $472,000 of cash and equivalents with no outstanding borrowings at June 1, 1996. Operating activities used $1,881,000 and investing activities used $362,000, each of which were funded primarily by bank borrowings. Investing activities relate to the capital expenditures for new stores, net of $498,000 of assets sold in conjunction with the sale of the Company's telemarketing operations. Of the $498,000 in proceeds from the sale, $248,000 were in the form of a two-year note, payable monthly through August 1998.

     The Company's existing credit facility provides for borrowings of up to $5 million, subject to a defined borrowing base. This agreement expires in June 1998. Outstanding borrowings are secured by all of the assets of the Company. At October 15, 1996, approximately $1.1 million was available on the line.

     Effective October 11, 1996, the Company issued and sold subordinated convertible debentures to Cahill Warnock Strategic Partners, LP and Strategic Partners, LP in the aggregate principal amount of $3 million. The terms of such debentures permit the holders of such debentures to convert the principal amount into 500,000 shares of the Company's common stock at $6.00 per share at any time prior to May 31, 2002, the due date of the debentures. The debentures bear interest at 8% per annum.

     The Company opened 11 new stores in fiscal 1996, six new stores to date in fiscal 1997, and currently expects to open up to 14 new stores for the remainder of fiscal 1997. The Company expects to expend approximately $400,000 for each new store it opens. The Company expects to fund store openings contemplated by its current plan from borrowings under its credit facility, proceeds from the subordinated convertible debenture sale and cash flow from operations. The Company anticipates that it will be profitable in the future, however, there can be no assurance that the Company's expansion strategy will be successful or that the Company will not continue to incur operating losses. Losses could negatively affect working capital, the extension of credit by the Company's suppliers and the Company's ability to implement its expansion strategy.

                                    PART II

Item 6. Exhibits and Reports on Form 8-K

There were no Reports on Form 8-K filed during the first quarter of fiscal 1997.

The following exhibits of The Right Start, Inc. are included herein.

Exhibit                                                          Sequential
Number                                                               Page
------                                                               ----
10.1     Termination and Release Agreement between The Right
         Start, Inc. and Stanley M. Fridstein dated as of
         September 19, 1996                                          12-20

27.1     Financial Data Schedule                                       21

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.

                             THE RIGHT START, INC.



Date:  October 14, 1996                   /s/ JERRY WELCH
      -----------------                       -----------------------
                                              Jerry Welch
                                              Chief Executive Officer


Date:  October 14, 1996                  /s/ GINA M. SHAUER
       ----------------                      ------------------------
                                             Gina M. Shauer
                                             Chief Financial Officer