Form 10-Q
period 1996-11-30
RIGHT START INC /CA
filed 1997-01-14
CIK 878720

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON D.C.  20549



                                   FORM 10-Q

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934


     FOR THE THIRTEEN AND TWENTY-SIX WEEK PERIODS ENDED NOVEMBER 30, 1996
     --------------------------------------------------------------------


                        Commission File Number 0-19536

                             THE RIGHT START, INC.

Incorporated in California       Federal Employer Identification No. 95-3971414


Address of Principal Executive Offices:
5334 Sterling Center Drive, Westlake Village, CA  91361
Telephone:  (818) 707-7100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No
                                        -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Capital Stock Outstanding as of November 30, 1996 - 8,153,639 shares

                             THE RIGHT START, INC.

                              INDEX TO FORM 10-Q
                 FOR THE THIRTEEN AND TWENTY-SIX WEEK PERIODS
                            ENDED NOVEMBER 30, 1996



                        PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements (unaudited)

           Balance Sheet                                      3
           Statement of Operations                            4
           Statement of Cash Flows                            5
           Notes to Financial Statements                      6


Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                8

                          PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                   11

SIGNATURES                                                    12


                             THE RIGHT START, INC.
                                 BALANCE SHEET
                                  (unaudited)

                                                                            November 30,                   June 1,
                                                                                1996                        1996
                                                                        ---------------------   -----------------------
ASSETS
Current assets:
        Cash and equivalents                                            $         515,000         $        472,000
        Accounts receivable                                                       765,000                  609,000
        Note receivable                                                           219,000
        Merchandise inventories                                                 8,060,000                5,264,000
        Prepaid catalog expenses                                                  498,000                  713,000
        Deferred pre-opening costs, net                                           633,000                  531,000
        Other current assets                                                    1,009,000                  764,000
                                                                        ------------------        -----------------
                Total current assets                                           11,699,000                8,353,000
                                                                        ------------------        -----------------
Noncurrent assets:
        Property, plant and equipment, net                                      8,925,000                7,363,000
        Other non-current assets                                                   38,000                  152,000
        Deferred income tax benefit                                             1,607,000                1,607,000
                                                                        ------------------        -----------------
                Total noncurrent assets                                        10,570,000                9,122,000
                                                                        ------------------        -----------------
                                                                        $      22,269,000         $     17,475,000
                                                                        ==================         ================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
        Accounts payable and accrued expenses                           $       5,402,000         $      3,976,000
        Accrued salaries and bonuses                                              398,000                  530,000
        Advance payments on orders                                                 94,000                  143,000
        Note payable                                                              774,000
                                                                        ------------------        -----------------
                Total current liabilities                                       6,668,000                4,649,000

Note payable long term                                                          2,111,000
Convertible subordinated debentures                                             3,000,000
Deferred rent                                                                   1,211,000                  924,000
                                                                        ------------------        -----------------
                Total long term liabilities                                     6,322,000                  924,000
Commitments and contingencies
Shareholders' equity:
        Common stock (25,000,000 authorized at no par value; 8,153,639         16,961,000               16,313,000
                and 7,939,306 issued and outstanding, respectively)
        Accumulated deficit                                                    (7,682,000)              (4,411,000)
                                                                        ------------------        -----------------
                Total shareholders' equity                                      9,279,000               11,902,000
                                                                        ------------------        -----------------
                                                                        $      22,269,000         $     17,475,000
                                                                        ==================        =================

                             THE RIGHT START, INC.
                              STATEMENT OF INCOME
                                  (unaudited)

                                                         Thirteen weeks                  Twenty-six weeks
                                                             ended                             ended
                                                  ----------------------------      ---------------------------
                                                  November 30,    November 29,      November 30,   November 29,
                                                     1996            1995              1996           1995
                                                  -------------   ------------      -------------  ------------
Net sales:
   Retail                                          $ 6,865,000    $ 3,405,000        $12,937,000    $  6,505,000
   Catalog                                           3,184,000      6,653,000          6,005,000      13,094,000
                                                   -----------    -----------        -----------    ------------
                                                    10,049,000     10,058,000         18,942,000      19,599,000
                                                   -----------    -----------        -----------    ------------
Costs and expenses:
   Cost of goods sold                                5,047,000      5,164,000          9,908,000      10,408,000
   Operating expense                                 5,019,000      4,391,000          8,984,000       7,654,000
   General and administrative expense                  973,000      1,223,000          1,835,000       1,943,000
   Pre-opening cost amortization                       195,000        103,000            377,000         189,000
   Depreciation and amortization expense               295,000        206,000            583,000         403,000
                                                   -----------    -----------        -----------     -----------
                                                    11,529,000     11,087,000         21,687,000      20,597,000
                                                   -----------    -----------        -----------     -----------

Operating loss                                      (1,480,000)    (1,029,000)        (2,745,000)       (998,000)
Executive severance                                                                     (280,000)
Debt prepayment costs                                 (146,000)                         (146,000)
Interest and other income and expense, net             (77,000)         3,000           (100,000)         26,000
                                                   -----------    -----------        -----------     -----------
Loss before income tax benefit                      (1,703,000)    (1,026,000)        (3,271,000)       (972,000)
Income tax benefit                                                    398,000                            378,000
                                                   -----------    -----------        -----------     -----------
Net loss                                           $(1,703,000)   $  (628,000)       $(3,271,000)    $  (594,000)
                                                   ===========    ===========        ===========     ===========
Loss per share                                     $     (0.21)   $     (0.10)       $     (0.41)    $     (0.09)
                                                   ===========    ===========        ===========     ===========
Weighted average number of shares
   outstanding                                       7,962,943      6,307,500          7,955,960       6,307,500
                                                   ===========    ===========        ===========     ===========

                             THE RIGHT START, INC.
                            STATEMENT OF CASH FLOWS
                                  (unaudited)

                                                                           Twenty-six weeks ended
                                                                        ----------------------------
                                                                        November 30,    November 29,
                                                                           1996            1995
                                                                        -----------     -----------
Cash flows from operating activities:
        Net income (loss)                                               $(3,271,000)    $  (594,000)
        Adjustments to reconcile net income
          to net cash used in operating activities:
            Depreciation and amortization                                   960,000         403,000
            Change in assets and liabilities affecting
                 operations (Note 3)                                     (1,823,000)       (572,000)
                                                                        -----------     -----------
                 Cash used in operating activities                       (4,134,000)       (763,000)
                                                                        -----------     -----------
Cash flows from investing activities:
        Additions to property, plant and equipment, net                  (2,635,000)     (1,715,000)
        Proceeds from sale of telemarketing operation                       279,000
                                                                        -----------     -----------
                 Cash used in investing activities                       (2,356,000)     (1,715,000)
                                                                        -----------     -----------
Cash flows from financing activities:
        Borrowings under note payable to bank                             2,885,000         993,000
        Proceeds from exercise of stock options                             648,000          32,000
        Proceeds from subordinated debentures                             3,000,000
                                                                        -----------     -----------
                 Cash provided by financing activities                    6,533,000       1,025,000
                                                                        -----------     -----------
Net increase (decrease) in cash and cash equivalents                         43,000      (1,453,000)
Cash and equivalents at beginning of period                                 472,000       1,567,000
                                                                        -----------     -----------
Cash and equivalents at end of period                                   $   515,000     $   114,000
                                                                        ===========     ===========


                             THE RIGHT START, INC.
                         NOTES TO FINANCIAL STATEMENTS


NOTE 1:  DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

The Right Start, Inc. is a leading merchant offering unique, high-quality juvenile products for infants and young children. The Company markets its products through its retail stores, located in major regional malls across the nation, and through The Right Start Catalog.

There have been no changes in the Company's significant accounting policies as set forth in the Company's financial statements for the fiscal year ended June 1, 1996. These unaudited financial statements as of November 30, 1996 and for the thirteen and twenty-six week periods then ended have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Certain reclassifications have been made to conform prior year amounts to current year presentation.

Operating results for the thirteen and twenty-six week periods ended November 30, 1996 are not necessarily indicative of the results that may be expected for the year ending May 31, 1997.


NOTE 2:  PER SHARE DATA

Earnings per share is computed in accordance with the treasury stock method based upon the weighted average number of common shares and dilutive common
stock equivalents outstanding.   Common stock equivalents comprise stock options
outstanding to key executives, employees and directors.

NOTE 3:  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

There was no interest paid for the twenty-six weeks ended November 29, 1995. For the period ended November 30,1996 interest paid amounted to $72,000.

Changes in assets and liabilities which increased (decreased) cash and equivalents are as follows:

                                                 Thirteen weeks ended
                                          ---------------------------------
                                               Nov. 30,          Nov. 29,
                                                 1996              1995
                                            -------------     -------------
Accounts receivable                         $  (156,000)      $  (172,000)
Merchandise inventories                      (2,796,000)       (2,028,000)
Prepaid catalog expenses                        215,000           357,000
Other current assets                           (245,000)         (407,000)
Deferred pre-opening costs                     (479,000)         (128,000)
Deferred income tax benefit                                      (369,000)
Other non-current assets                        114,000             5,000
Accounts payable and accrued expenses         1,418,000         1,718,000
Accrued salaries and bonuses                   (132,000)         (107,000)
Advance payments on order                       (49,000)          (74,000)
Amounts due ARC                                                   (41,000)
Income tax receivable                                             472,000
Other liabilities                               287,000           202,000
                                            -----------       -----------
                                            $(1,823,000)      $  (572,000)
                                            ===========       ===========

Non-cash investing activity:
The Company received a $248,000 note in conjunction with the sale of assets related to its telemarketing operations.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

    THIRTEEN WEEKS ENDED NOVEMBER 30, 1996 COMPARED WITH NOVEMBER 29, 1995

      Net sales for the thirteen weeks ended November 30, 1996 remained relatively flat as compared to the comparable period ended November 29, 1995. For the quarter, retail net sales increased over 100% to $6,865,000 while catalog net sales declined $3,469,000 or 52%. The increase in retail net sales resulted from the increase in the number of stores open during each of the quarters. At November 30, 1996, the Company operated 36 stores, 11 of which were opened during that quarter, as compared to 16 stores open at November 29, 1995. The reduction in catalog net sales is due to the Company's decision to significantly reduce circulation and reposition the catalog to strategically support and complement the retail store operations.

      Cost of goods sold decreased 2% to $5,047,000 from $5,164,000, resulting in an improved gross margin of 49.8%, compared to 48.7% last year.

      Operating expense increased 14% due to an increase of 20 stores in operation, offset by reductions in catalog production and fulfillment costs due to a decrease in the level of catalog circulation.

     General and administrative expense decreased 20% or $250,000 to $973,000 for the quarter ended November 30, 1996. Included in the general and administrative expense for the period ended November 29, 1995 was approximately $200,000 related to the relocation of the Company's Westlake Village warehouse facility. The remaining decrease reflects the net effect of increased business travel and payroll costs to support the expanding retail operations, offset by the results of cost savings measures in corporate overhead.

     Pre-opening cost amortization increased to $195,000 from $103,000 last year, while depreciation and amortization increased to $295,000 from $206,000 due to the increase in the number of retail stores.

     The Company incurred $146,000 in debt prepayment costs during the second quarter of fiscal 1996. These costs represent the settlement of a prepayment penalty on the Company's former line of credit facility and the write-off of prepaid costs related thereto. The Company entered into a new line of credit agreement effective November 14, 1996. See "Liquidity and Capital Resources."

     Interest and other income and expense, net was a net expense of $77,000 for the quarter ended November 30, 1996 as compared to income for the quarter ended November 29, 1995 of $3,000. The increased expense reflects the interest charges associated with the Company's increased borrowings.

     The Company has recorded no tax benefit against the loss incurred for the first quarter of fiscal 1997.

     As a result of the above, the Company experienced a net loss of $1,703,000 or $.21 per share, compared to a net loss of $628,000 last year.

   TWENTY-SIX WEEKS ENDED NOVEMBER 30, 1996 COMPARED WITH NOVEMBER 29, 1995

      Net sales for the first half of fiscal 1997 declined 3% to $18,942,000 from $19,599,000 for the same period last year. For the same period, retail net sales increased 99% to $12,937,000 from $6,505,000 last year, while catalog net sales decreased 54% to $6,005,000 from $13,094,000 last year. The increase in retail net sales was due to an increase in the number of stores to 36 at November 30, 1996, compared to 16 at November 29, 1995. The reduction in catalog net sales is due to the Company's decision to significantly reduce circulation and reposition the catalog to strategically support and complement the retail store operations.

      Cost of goods sold decreased 5% to $9,908,000 from $10,408,000; gross margin improved to 47.7% compared to 46.9% last year.

      Operating expense increased 17% due to an increase of 20 stores in operation, offset by reductions in catalog production and fulfillment costs due to a decrease in the level of catalog circulation.

     General and administrative expense decreased 6% or $108,000 due to decreases in corporate overhead offset by increases in payroll and business travel expenses to support the expanding retail operations.

     Pre-opening cost amortization increased to $377,000 from $189,000 last year, while depreciation and amortization increased to $583,000 from $403,000 due to the increase in the number of retail stores.

     Executive severance charges of $280,000 relate to the resignation of the Company's former president. The majority of the severance charge represents the value of a life insurance policy that was transferred in accordance with the terms of the related employment contract.

     The Company incurred $146,000 in debt prepayment costs. These costs represent the settlement of a prepayment penalty on the Company's former line of credit and the write-off of prepaid costs related thereto. The Company entered into a new line of credit agreement effective November 14, 1996. See "Liquidity and Capital Resources."

     Interest and other income and expense, net was an expense of $100,000 as compared to income of $26,000 last year due to debt incurred to finance the Company's retail expansion.

     The Company has recorded no tax benefit against the loss incurred for the first half of fiscal 1997.

     As a result of the above, the Company experienced a net loss of $3,271,000 or $.41 per share, compared to a net loss of $594,000 last year.

LIQUIDITY AND CAPITAL RESOURCES

      As of November 30, 1996, the Company had cash and equivalents of $515,000, borrowings of $774,000 against its revolving line of credit, a long-term note payable of $2,111,000, and subordinated convertible debentures of $3 million outstanding. This compares to $472,000 of cash and equivalents with no outstanding borrowings at June 1, 1996. During the twenty-six weeks ended November 30, 1996, operating activities used $4,134,000 and investing activities used $2,356,000, each of which were funded primarily by borrowings. Investing activities are related to the capital expenditures for new stores and a new retail computer system, net of $498,000 of assets sold in conjunction with the sale of the Company's telemarketing operations. Of the $498,000 in proceeds from the sale, $248,000 were in the form of a two-year note, payable monthly through August 1998.

     Effective November 14, 1996, the Company entered into an agreement with a financial institution for a $13 million credit facility. This facility replaced the Company's $5 million line of credit. The new $13 million facility consists of a $3 million capital expenditure facility and a $10 million revolving credit line for working capital. Both lines of credit are for a period of three years, are secured by substantially all the Company's assets and require that certain financial covenants, including minimum net worth, be maintained. The lines provide for interest at rates based either upon the prime rate or LIBOR. At January 6, 1997, $2.1 million was outstanding under the capital expenditure facility and $666,000 was outstanding under the revolving line of credit.

     The Company issued and sold subordinated convertible debentures in the aggregate principal amount of $3 million effective October 11, 1996. The terms of such debentures permit the holders of such debentures to convert the principal amount into 500,000 shares of the Company's common stock at $6.00 per share at any time prior to May 31, 2002, the due date of the debentures. The debentures bear interest at 8% per annum.

     The Company opened 11 new stores in fiscal 1996, 15 new stores to date in fiscal 1997, and expects to continue to open new stores in the remainder of fiscal 1997 and beyond. The Company expects to expend approximately $400,000 for each new store it opens and to fund store openings contemplated by its current plan from borrowings under its credit facility and cash flow from operations. The Company anticipates that it will be profitable in the future; however, there can be no assurance that the Company's expansion strategy will be successful or that the Company will not continue to incur operating losses. Losses could negatively affect working capital, the extension of credit by the Company's suppliers and the Company's ability to implement its expansion strategy.

                                    PART II

Item  6.  Exhibits and Reports on Form 8-K

There were no Reports on Form 8-K filed during the second quarter of fiscal
1997.

The following exhibits of The Right Start, Inc. are included herein.

Exhibit
Number
----------

10.1         Convertible Debenture Purchase Agreement between The Right Start, Inc.
             and Cahill Warnock Strategic Partners, L.P. dated as of October 11, 1996

10.2         Convertible Debenture Purchase Agreement between The Right Start, Inc.
             and Strategic Associates, L.P. dated as of October 11, 1996

10.3         Loan and Security Agreement dated as of November 14, 1996 between
             The Right Start, Inc. and Heller Financial, Inc.

27           Financial Data Schedule

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.

                                  THE RIGHT START, INC.



Date:  January 13, 1997           /s/ JERRY WELCH
                                  ----------------------------------------
                                  Jerry Welch
                                  Chief Executive Officer


Date:  January 13, 1997           /s/ GINA M. SHAUER
                                  ----------------------------------------
                                  Gina M. Shauer
                                  Chief Financial Officer