Form 10-KT
period 1997-02-01
RIGHT START INC /CA
filed 1997-05-01
CIK 878720

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark one)                     FORM 10-K

( ) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required effective October 7, 1996)

                 For the fiscal year ended ___________________

(X) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)

        For the transition period from June 2, 1996 to February 1, 1997

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

As of April 28, 1997, approximately 2,805,763 shares of the Registrant's Common Stock held by non-affiliates were outstanding and the aggregate market value of such shares was approximately $6,619,000.

As of April 28, 1997 there were outstanding 8,593,639 shares of Common Stock, no par value, with no treasury stock.

Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on July 22, 1997 (the "Transition Period Proxy Statement") are incorporated by reference into Part III hereof.


Total number of pages in this report: ____
(Exhibit index located on page ____)

     This Annual Report on form 10-K contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Discussions containing such forward-looking statements may be found in the material set forth under Item 1. Business and Item 7. Management's Discussion and Analysis, as well as within this Annual Report generally (including any document incorporated by reference herein). Also, documents subsequently filed by the Company with the Securities and Exchange Commission will contain forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors identified herein or in other public filings by the Company, including but not limited to, the Company's Registration Statement on Form S-3 (File No. 333-08175).

                                     PART I

ITEM 1.   BUSINESS
-------   --------

GENERAL
-------

     The Right Start, Inc. ("The Right Start" or "the Company") is a leading merchant offering unique, high-quality products for infants and young children. The Company markets its products through 38 retail stores, primarily located in major regional malls across the nation, and through The Right Start Catalog. The Company is a market leader offering approximately 800 items targeting infants and children from pre-birth up to age four. Products offered are carefully selected to meet parents' baby care needs in such categories as Nursery, Baby's Health, Feeding, Travel, Learning/Play and Apparel.


HISTORY
-------

     The Company was formed in 1985 to capitalize upon growing trends towards the use of mail order catalogs and the demand for high quality infants' and children's goods. Until formation of the Company, new parents' alternatives were low-service mass merchant stores or sparsely-stocked, high-priced infant and children specialty stores. To counter this, The Right Start carefully screened infant and toddler products in order to identify those considered to be the "best of the best," that is, the safest, most durable, best designed and best valued items.

     The Right Start then expanded its distribution channel beyond The Right Start Catalog and into specialty retail sales through The Right Start stores. Based on the results of the retail stores, the Company's strategy evolved to include a reduction in The Right Start Catalog circulation and plans for a major retail expansion.

     Management has always made customer service the Company's highest priority. By offering to its customers sales associates with extensive product knowledge, carefully selected and tested products, fast shipment that is generally less than 48 hours from receipt of catalog orders, and a 24 hour a day/365 day a year ordering capacity, The Right Start is able to differentiate itself from its competitors.


RETAIL OPERATIONS
-----------------

     The Company operates 38 retail stores, 36 of which are located in major regional malls throughout the United States. Two of the stores are in non-mall locations in California. The Right Start store sites are selected based on mall strength, relative strength of certain comparable specialty store operators in the same mall, the extent of Right Start Catalog customer/brand development, available census, demographic and psychographic data, and lease economics. The stores are designed to provide a bright, cheerful, safe and baby-friendly environment with many amenities for the shopping ease of new parents.

     The Company has been rapidly expanding its retail operations with 19 of its stores having opened in the last twelve months. In March 1997, the Company made a decision to slow its retail growth in the near term and to focus management's efforts on making certain enhancements to its merchandising strategy and operating systems. Specifically, the Company's product mix is being expanded to include a more complete line of products for infants and toddlers. The store layout is being modified to better present its expanded line of infant and toddler care products and more effectively allocate space among its product categories. Finally, the Company will be enhancing its in-store signage in order to better communicate its positioning and the attributes of its products to the consumer.

     The Company currently has two additional store openings planned for the year ending January 31, 1998.


THE RIGHT START CATALOG
-----------------------

     The Right Start Catalog offers a mail order alternative for The Right Start customers. This division of the Company represents the business on which the Company was founded over twelve years ago, and it continues to offer a quality selection of Right Start products through nationally distributed mail order catalogs. Several attractive glossy issues are mailed each year, targeting the Company's principal customers: educated, first-time parents from 23-40 years old, with average annual income in excess of $60,000.


RECENT DEVELOPMENTS
-------------------

     Effective February 1, 1997, the Company changed its fiscal year end to the Saturday closest to the last day of January. Previously, the Company reported on a fiscal year ending the Saturday closest to the last day of May. This resulted in a thirty-three week reporting period for the period June 2, 1996 through February 1, 1997 ("the Transition Period").

     The Company issued and sold subordinated convertible debentures in the aggregate principal amount of $3 million in October 1996. The debentures are convertible into 500,000 shares of common stock at $6.00 per share at any time prior to May 31, 2002. David Warnock is a principal of the holders of the debentures and was elected to The Right Start Board of Directors in November 1996.

     In October 1996, Stanley Fridstein, one of the co-founders of The Right Start, resigned from his position as President and Director. Jerry Welch, Chairman of the Board and Chief Executive Officer, assumed the title of President.


ADVERTISING AND MARKETING
-------------------------

     The Right Start positions its stores in premier locations of top malls in order to capitalize on the malls' ability to attract a high volume of customers. Accordingly, minimal promotional advertising is done for the individual stores. The Right Start Catalog, however, provides effective marketing support for the stores. Catalogs are distributed in existing and future retail markets to a targetted customer base. In addition, the stores' point of sale system also provides a strong marketing database. Customers' names and addresses are captured and are then used for promotional mailings and other follow up.

     The Company reaches its catalog customers through extensive mailings of The Right Start Catalog to qualified segments of the Company's own customer list and selected rented lists. In order to achieve this efficiently, the customer list is segmented by frequency, recency and size of purchase. Rented lists are evaluated based on historical performance in The Right Start mailings and availability of names meeting the Company's customer profile.


PURCHASING
----------

     The Right Start purchases products from over 300 vendors. No single vendor represents more than 4% of overall sales. In total, the Company imports approximately 8% of the products offered and this source is expected to grow in the next year as the Company expands its private label and import programs. Imported items have historically had higher gross profit margins and tend to provide more opportunities for the Company to offer a large selection of unique goods.


EMPLOYEES
---------

     As of April 22, 1997 the Company employed 423 employees, approximately 58 percent of whom were part-time. During the retail holiday season, additional temporary employees are hired. The Company's employees have not entered into any collective bargaining agreements nor are represented by union. The Company considers its employee relations to be good.


COMPETITION
-----------

     The retail market for infant and toddler products is very competitive. Significant competition currently comes from "big box" concept children's stores which are becoming more and more prevalent. This type of operation offers customers an extensive variety of products for children and is typically located in up to 50,000 square feet of retail space, generally in lower real estate cost locations. In addition, many national and regional mass merchants offer infant and toddler products in conjunction with a full line of hard and soft goods.
The Right Start distinguishes itself from its competition by offering only select, high-quality products in each category in a small, service-intense environment.

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


TRADEMARKS
----------

     The Company has registered and continues to register, when deemed appropriate, certain U.S. trademarks and trade names, including "The Right Start Catalog." The Company considers these to be readily identifiable with, and valuable to, its business.


ITEM 2.   PROPERTIES
-------   ----------

     The Right Start operates 38 retail stores in 16 states. The Company leases each of its retail locations under operating leases with lease terms ranging from six to ten years, including provisions for early termination in most locations if certain sales levels are not achieved. At certain locations, the Company has options to extend the term of the lease. In most cases, rent provisions include a fixed minimum rent plus a contingent percentage rent based on net sales of the store in excess of a certain threshold.

     The Right Start currently leases approximately 26,000 square feet of mixed use space in Westlake Village, California. The Company's corporate office and first retail store reside in this space. The building's lease agreement terminates in August 1998, with options to extend the lease through 2001.

ITEM 3.   LEGAL PROCEEDINGS
-------   -----------------

     The Company is a party to various legal actions arising in the ordinary course of business. In the opinion of management, any claims which may occur are adequately covered by insurance or are without merit. The Company believes that the ultimate outcome of these matters will not have a material adverse effect on the Company's financial position or results of operations.


ITEM 4.   SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------   ----------------------------------------------------

Not applicable.


                                    PART II


ITEM 5.   MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDERS'
-------   ---------------------------------------------------------------
          MATTERS
          -------

     The Company's common stock is traded on the Nasdaq National Market System under the symbol RTST. The Company's stock is held of record by approximately 115 shareholders as of April 29, 1997. The following table sets forth the range of high and low bid prices on the Nasdaq National Market for the Common Stock for the periods indicated.
                                                     Bid Price
                                               -----------------------
Transition Period                              High              Low
-----------------                              ----              ---
First Quarter                                 $6.88             $4.25
Second Quarter                                 5.63              4.56
Third Quarter (1)                              6.38              5.00

Fiscal 1996
-----------
First Quarter                                  5.00              2.13
Second Quarter                                 5.00              3.88
Third Quarter                                  6.25              4.00
Fourth Quarter                                 6.75              3.63

(1) Covers the period from December 1, 1996 to February 1, 1997, the date to which the Company changed its fiscal year end.

The Company has not paid dividends on its common stock and presently intends to continue this policy. In addition, the Company's credit agreement contains a number of financial covenants which may, among other things, limit the Company's ability to pay dividends.

ITEM 6.   SELECTED FINANCIAL DATA - (Dollars in thousands except share data)
-------   -----------------------

                            TRANSITION                       FISCAL YEAR
------------------------------------------------------------------------------------------------------
                              PERIOD         1996           1995           1994           1993
EARNINGS DATA
  Revenues:
     Net sales                $    27,211    $    40,368    $    44,573    $    49,204    $    37,261
     Other revenues                   399          1,418          1,168          1,311            992
                         -----------------------------------------------------------------------------
                                   27,610         41,786         45,741         50,515         38,253

     Net income (loss)             (5,378)        (3,899)        (2,106)           176          1,032
     Earnings (loss) per share      (0.67)         (0.60)         (0.33)          0.03           0.16

SHARE DATA
  Weighted average
     shares outstanding         8,006,190      6,536,813      6,300,000      6,637,142      6,494,133

BALANCE DATA SHEET
  Current assets              $    11,704    $     8,353    $     9,660    $    12,002    $    13,306
  Total assets                     22,982         17,475         14,632         18,221         18,274
  Current liabilities               8,457          4,649          3,690          4,979          5,650
  Long-term debt                    5,643
  Shareholders' equity              7,172         11,902         10,694         12,800         12,624

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------   ---------------------------------------------------------------
          RESULTS OF OPERATION
          --------------------

Results of Operations
---------------------

     This discussion should be read in conjunction with the information contained in the Consolidated Financial Statements and accompanying Notes thereto of the Company appearing elsewhere in this Form 10-K.

Transition Period compared with Fiscal 1996
-------------------------------------------

     Transition Period results have been presented and discussed to provide the reader with an understanding of the Company's financial condition and results of operations. Comparisons have been made, based on the significant operating factors in each period, to the prior fiscal year, the comparable period of the prior year and based on annualized Transition Period data. Unaudited comparable period data is included in the Notes to the Company's Consolidated Financial Statements appearing elsewhere in this Form 10-K. Annualized data was computed by multiplying the thirty-three week results by
1.58. Where annualized results are used, these calculations have been presented for purposes of analysis only. They are in no way indicative of management's estimates of future results.

     Revenues for the Transition Period were $27.6 million compared to $41.8 million for Fiscal 1996. Catalog net sales for the Transition Period were $7.6 million and were $16.6 million for the comparable period of Fiscal 1996. The 54% decline in catalog net sales is a result of a significant decrease in catalog circulation. The decrease in circulation reflects management's efforts to discontinue the summer sale catalog which generated very low margin sales and eliminate circulation to unprofitable mailing lists. Current plans are to continue the current, reduced circulation of the catalog.

     Retail net sales were $19.6 million for the Transition Period compared to $17.1 million for Fiscal 1996. Annualized Transition Period retail net sales were $30.8 million. The increase in retail net sales is a result of the Company's retail expansion; thirty-seven stores were open at February 1, 1997 as compared to twenty-two at June 1, 1996. Further, the Transition Period includes the benefit of a full period's results for the eleven stores opened in Fiscal 1996.

     Cost of goods sold represented 53% of net sales in the Transition
Period and 54% of net sales in Fiscal 1996. The improvement in gross margin reflects the net positive impact of steadily improved margins beginning in Fall 1996, offset by lower margins generated at the beginning of the Transition Period due to heavy promotional activity to improve the Company's inventory position. The margin improvement is attributed to better management of inventory levels and the elimination of excessive mark-down promotions.

     Operating expense was $13.0 million, or 48% of net sales, in the Transition Period compared to $18.8 million, or 47% of net sales, in Fiscal 1996. The increase is primarily attributed to the addition of senior retail operations management and increased telemarketing costs for the catalog.

     General and administrative expense in the Transition Period was $2.9 million (or $4.6 million annualized) compared to $4.3 million in Fiscal 1996. The increase reflects the investment made in executive and senior management in the merchandising areas to support the Company's new retail stores and implement the Company's merchandising strategy, offset by decreases in certain general corporate overhead expenses.

     The Transition Period increase in pre-opening cost amortization of

$110,000 (or $414,000 on an annualized basis) compared to $418,000 in Fiscal 1996 results from the retail expansion over the last two years. The Company amortizes its new store opening costs over the first twelve months of each store's operations.

      Depreciation and amortization was $833,000 during the Transition Period ($1,313,000 annualized) as compared to $938,000 in Fiscal 1996. The increase is due to the increase in property and equipment resulting from the construction of new stores and installation of the Company's new information system.

      Other expense of $851,000 incurred during the Transition Period is primarily attributed to the following: The Company's former President resigned in October 1996 resulting in a $280,000 severance charge; the Company prepaid its line of credit upon funding of its new credit facility (see Liquidity and Capital Resources) resulting in $145,000 of prepayment charges; and the Company has taken action to close two unprofitable retail store locations, which has resulted in a write-off of $425,000 in non-recoverable assets. The $450,000 of Other expense in Fiscal 1996 resulted from the severance charge associated with the resignation of the Company's former Chief Executive Officer.

      The Company recognized $207,000 of income tax expense for the Transition Period. This charge resulted from management's revaluation of the deferred tax asset. In evaluating the deferred tax asset, management considered the Company's plans and projections and available tax planning strategies.


Fiscal 1996 compared with Fiscal 1995
-------------------------------------

      Revenues for fiscal 1996 were $41.8 million compared to $45.7 million in 1995. Catalog net sales declined $13.5 million or 37% reflecting the December 1994 sale of Children's Wear Digest (CWD) and reduced response rates and circulation on The Right Start Catalog. CWD was a wholly owned subsidiary of the Company selling children's apparel by catalog.

      Retail net sales increased over 100% from $7.8 million to $17.1 million. The increase resulted from an increase in store openings and an increase in same-store-sales for existing stores. Twenty-two stores were open at the end of fiscal 1996 as compared to eleven at the end of fiscal 1995. Eight stores were opened during fiscal 1995. All but the Company's two oldest stores are located in major upscale regional malls across the United States.

      Cost of goods sold decreased 8.7% or $2.0 million to $21.6 million in fiscal 1996. The decrease is primarily due to the decrease in net sales. Additionally, the Company's margins were negatively impacted in fiscal 1996 by inventory write-downs and shrinkage.

      Operating expense decreased $1.1 million or 5% from $19.9 million in fiscal 1995 to $18.8 million in fiscal 1996. The decrease represents a $3.4 million decrease in catalog production costs offset by retail and other operating expense increases. The decrease in catalog production costs resulted from the decrease in The Right Start Catalog circulation. Retail operating expenses increased due to the additional payroll and occupancy costs associated with the new store openings.

     General and administrative expense increased to $4.3 million in fiscal 1996 from $3.0 million in fiscal 1995. This increase includes approximately $600,000 in one-time charges related to hiring and relocation expenses for new key management personnel and consulting fees related to the restructuring of the catalog operations. The remaining increase reflected the investment in the Company's infrastructure to position it to manage the accelerated store opening plans.

     Pre-opening cost amortization increased $304,000 in fiscal 1996 as compared to fiscal 1995. The fiscal 1996 increase reflected the impact of both fiscal 1995 and 1996 store openings.

     Depreciation and amortization increased $193,000 in fiscal 1996 as more assets were employed in the retail operations due to new store openings.

     The Company recognized $927,000 of income tax benefit for the year ended June 1, 1996, net of a valuation allowance provided against the deferred tax asset in the fourth quarter of the fiscal year. In evaluating the deferred tax asset, management considered the Company's plans and projections and available tax planning strategies.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     During the Transition Period, the company's primary sources of liquidity were from borrowings under its $13,000,000 senior credit facility (the "Credit Facility") and proceeds from the sale of $3,000,000 of convertible subordinated debentures. These sources financed the Company's operations and capital expenditures. Capital expenditures of approximately $3,600,000 were incurred in opening 15 new retail stores and installing the information systems necessary to support the existing stores and planned retail growth.

     The Credit Facility consist of a $10,000,000 revolving line of credit for working capital (the "Revolving Line") and a $3,000,000 capital expenditure facility (the "Capex Line"). Availability under the Revolving Line is subject to a defined borrowing base. As of February 1, 1997, borrowings of $1,833,000 and $2,643,000 were outstanding and $2,108,000 and $357,000 were available under the Revolving Line and the Capex Line, respectively. The Credit Facility terminates on November 19, 1999 and on such date all borrowings thereunder are immediately due and payable. Borrowings under the Credit Facility are secured by substantially all of the Company's assets.

     At April 3, 1997, the Company was not in compliance with certain financial and other covenants contained in the Credit Facility. On April 30, 1997, the lender under the Credit Facility agreed to waive all outstanding defaults with respect to these covenants and also agreed to amend certain provisions of the Credit Facility.

     The Credit Facility, as amended, requires the Company at all times to maintain net worth (defined to include equity and subordinated debt) of at least $8 million. The Credit Facility also limits the Company's losses from operations during the quarters ending July 31, 1997 and October 31, 1997. Thereafter, the Credit Facility requires the company's interest coverage (as defined therein) to be at least (i) 1.5 to 1.0 for the fiscal quarter ending January 31, 1998, (ii) 1.0 to 1.0 for the two fiscal quarter period ending April 30, 1998, (iii) 1.5 to 1.0 for the three fiscal quarter period ending July 31, 1998, and (iv) 2.0 to 1.0 for the four fiscal quarter period at the end of each subsequent quarter. Interest coverage is defined in the Credit Facility as EBITDA divided by interest expenses (each defined therein).

     The Company's ability to fund its operations, open new stores and maintain compliance with the Credit Facility is dependent on its ability to generate sufficient cash flow from operations and obtain additional financing as described below. Historically, the Company has incurred losses and expects to continue to incur losses in the near term. Depending on the success of its business strategy, the Company may continue to incur losses beyond such period. Losses could negatively affect working capital and the extension of credit by the Company's suppliers and impact the Company's operations. In order to enhance the Company's liquidity and support its ability to maintain compliance under the Credit Facility, the Company intends to raise approximately $3,000,000 through the issuance and sale to a limited number of investors (some of whom may be affiliates of the Company) of additional subordinated debt and warrants to purchase common stock. The Company is confident that it will be able to consummate such financing by May 30, 1997, as is required by the Credit Facility.

Seasonality
-----------

     The Company's business is not as significantly impacted by seasonal fluctuations, as compared to many other specialty retail and catalog operations. The Right Start's products are for the most part need-driven and the customer is often the end user of the product. However, the Company does experience increased sales during the Christmas holiday season.

Impact of Inflation
-------------------

     The impact of inflation on results of operations has not been significant.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
------    -------------------------------------------

    The consolidated financial statements and supplementary data of the Company are as set forth in the "INDEX TO CONSOLIDATED FINANCIAL STATEMENTS" on page 13.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------    --------------------------------------------------------------
          FINANCIAL DISCLOSURE
          --------------------

         Not applicable.


                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------   --------------------------------------------------

    The information contained in the Company's Transition Period Proxy Statement under the captions "Executive Officers" and "Election of Directors" is incorporated herein by reference. The Company's Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of the Transition Period.

ITEM 11.  EXECUTIVE COMPENSATION
-------   ----------------------

    The information contained in the Company's Transition Period Proxy Statement under the caption "Executive Compensation and Other Information" is incorporated herein by reference. The Company's Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of the Transition Period.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------   --------------------------------------------------------------

   The information contained in the Company's Transition Period Proxy Statement under the caption "Principal Shareholders and Management" is incorporated herein by reference. The Company's Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of the Transition Period.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------  ----------------------------------------------


      The information contained in the Company's Transition Period Proxy Statement under the caption "Certain Relationships and Related Transactions" is incorporated herein by reference. The Company's Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of the Transition Period.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

 (a) The following documents are filed as part of this report.

     (1) Financial Statements:

                                                       Page
                                                       ----
     Report of Independent Accountants                  F-1

     Consolidated Balance Sheet --
     February 1, 1997 and June 1, 1996                  F-2

     Consolidated Statement of Operations --
     Periods Ended February 1, 1997, June 1, 1996,
     and May 31, 1995                                   F-3

     Consolidated Statement of Cash Flows --
     Periods Ended February 1, 1997, June 1, 1996
     and May 31, 1995                                   F-4

     Consolidated Statement of Changes in
     Shareholders' Equity -- Periods Ended
     February 1, 1997, June 1, 1996 and
     May 31, 1995                                       F-5

     Notes to Consolidated Financial Statements         F-6

     (2) Financial Statement Schedules:

     Valuation Reserves                                F-17


     All other financial statement schedules are omitted because they are either not applicable or the required information is shown in the consolidated financial statements or notes thereto.

     (3)  LISTING OF EXHIBITS

     The following exhibits are filed as part of, or incorporated by reference into, this annual report:

                               INDEX TO EXHIBITS
EXHIBIT
NUMBER
------

  3.1 Amended and Restated Articles of Incorporation of the Company, dated August 12, 1991/*/

  3.1.1   Amendment to Articles of Incorporation, dated
          August 20, 1991*

  3.1.2 Form of Amendment to Articles of Incorporation, dated August 24, 1991*

  3.2     Bylaws of the Company, as amended*

  3.3     Specimen Certificate of the Common Stock
          (without par value)*

  4.1     Warrant Certificate for Representative's
          Warrants*

 10.1     1991 Key Employee Stock Option Plan*

 10.2     Stock Option Grant to Stanley Fridstein, dated
          March 15, 1991, as amended (see Exhibit 10.2)*

 10.3     Stock Option Grant to Lenny Targon, dated
          March 15, 1991, as amended (see Exhibit 10.3)*

 10.4     Form of Indemnification Agreement between
          Registrant and its directors and executive officers*

 10.5 Asset Purchase Agreement for Acquisition of the Assets of Small People, Inc. and Jimash
          Corporation by Right Start Subsidiary I, Inc.*

 10.6 Software License Agreement between the Registrant and Marriner Systems, Inc., dated April 27, 1994*

 10.7     Incentive Agreement between American Recreation
          Centers, Inc. and Stanley M. Fridstein, effective
          July 28, 1994*

 10.8     Incentive Agreement between American Recreation
          Centers, Inc. and Lenny M. Targon, effective
          July 28, 1994*

----------------
/*/  Previously filed.

 10.9     1995 Non-employee Directors Option Plan*

 10.10 Registration Rights Agreement between Registrant and Kayne Anderson Non-Traditional Investments LP, ARBCO Associates LP, Offense Group Associates LP, Opportunity Associates LP, Fred Kayne, Albert O. Nicholas and Primerica Life Insurance Company*

 10.11 Termination and Release Agreement by and between The Right Start, Inc. and Lenny M. Targon dated February 28, 1996*

 10.12 Asset Purchase Agreement dated as of July 29, 1996 by and between Blasiar, Inc. (DBA Alert Communications Company) and The Right Start, Inc.*

 10.13 Termination and Release Agreement between The Right Start, Inc. and Stanley M. Fridstein dated as of September 19, 1996*

 10.14 Convertible Debenture Purchase Agreement between The Right Start, Inc. and Cahill Warnock Strategic Partners, LP dated as of October 11, 1996*

 10.15 Convertible Debenture Purchase Agreement between The Right Start, Inc. and Strategic Associates, LP dated as of October 11, 1996*

 10.16 Loan and Security Agreement dated as of November 14, 1996 between The Right Start, Inc. and Heller Financial, Inc.*

 10.17 First Amendment to Loan and Security Agreement and Limited Waiver and Consent

 23.1     Consent of Independent Accountants

 27.1     Financial Data Schedule

     (b)  REPORTS ON FORM 8-K

          None


     (c)  Not applicable


     (d)  Not applicable

                                   SIGNATURES

     Pursuant to the requirement of Sections 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       THE RIGHT START, INC.
                                           (Registrant)


Dated: April 30, 1997                    \s\ Jerry R. Welch
                                       ------------------------------
                                       Jerry R. Welch
                                       Chairman of the Board, Chief
                                       Executive Officer and
                                       President

     Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


\s\ Jerry R. Welch                                    April 30, 1997
----------------------------------
Jerry R. Welch, Chairman of the
Board, Chief Executive Officer
and President


\s\ Richard A. Kayne                                  April 30, 1997
----------------------------------
Richard A. Kayne, Director


\s\ Andrew D. Feshbach                                April 30, 1997
----------------------------------
Andrew D. Feshbach, Director


\s\ Robert R. Hollman                                 April 30, 1997
----------------------------------
Robert R. Hollman, Director


\s\ Fred Kayne                                        April 30, 1997
----------------------------------
Fred Kayne,  Director


\s\ David Warnock                                     April 30, 1997
----------------------------------
David Warnock,  Director


\s\ Howard M. Zelikow                                 April 30, 1997
----------------------------------
Howard M. Zelikow, Director


\s\ Gina M. Shauer                                    April 30, 1997
------------------------------------
Gina M. Shauer, Chief Financial
Officer (Principal Financial and
Accounting Officer)

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------



To the Board of Directors and
Shareholders of The Right Start, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a) (1) and (2) on page 13 present fairly, in all material respects, the financial position of The Right Start, Inc. and its subsidiary at February 1, 1997 and June 1, 1996, and the results of their operations and their cash flows for the thirty-three weeks ended February 1, 1997 and each of the two fiscal years in the period ended June 1, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



\s\ Price Waterhouse LLP
PRICE WATERHOUSE LLP
Los Angeles, California
April 30, 1997

                             THE RIGHT START, INC.

                          CONSOLIDATED BALANCE SHEET
                          ---------------------------

                                                         February 1,    June 1,
                                                            1997         1996
                                                         -----------  -----------
                                    ASSETS
                                    ------
Current assets:
 Cash                                                   $   313,000   $   472,000
 Accounts receivable                                        938,000       609,000
 Note receivable                                            200,000
 Merchandise inventories                                  7,664,000     5,264,000
 Prepaid catalog expenses                                   782,000       713,000
 Deferred pre-opening costs, net                            543,000       531,000
 Other current assets                                     1,264,000       764,000
                                                        -----------   -----------
                                                         11,704,000     8,353,000
                                                        -----------   -----------

Property, plant and equipment, net                        9,841,000     7,363,000
Other noncurrent assets                                      37,000       152,000
Deferred income tax benefit                               1,400,000     1,607,000
                                                        -----------   -----------
                                                         11,278,000     9,122,000
                                                        -----------   -----------
                                                        $22,982,000   $17,475,000
                                                        ===========   ===========
                     LIABILITIES AND SHAREHOLDERS' EQUITY
                     ------------------------------------

Current liabilities:
  Accounts payable and accrued expenses                 $ 6,076,000   $ 3,976,000
  Accrued salaries and bonuses                              517,000       530,000
  Advance payments on orders                                 31,000       143,000
  Revolving line of credit                                1,833,000
                                                        -----------   -----------

                                                          8,457,000     4,649,000
                                                        -----------   -----------


Note payable                                              2,643,000
Convertible subordinated debentures                       3,000,000
Deferred rent                                             1,710,000       924,000
                                                        -----------   -----------

                                                          7,353,000       924,000
                                                        -----------   -----------
Commitments and contingencies

Shareholders' equity:
 Common stock (25,000,000 shares authorized,
  no par value; 8,153,639 and 7,939,306 shares
  issued and outstanding, respectively)                  16,961,000    16,313,000
 Accumulated deficit                                     (9,789,000)   (4,411,000)
                                                        -----------   -----------
                                                          7,172,000    11,902,000
                                                        -----------   -----------
                                                        $22,982,000   $17,475,000
                                                        ===========   ===========

           See accompanying notes to consolidated financial statements.

                             THE RIGHT START, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                      ------------------------------------

                                                       Thirty-three         Fiscal Year Ended
                                                        weeks ended    ---------------------------
                                                        February 1,       June 1,        May 31,
                                                           1997            1996           1995
                                                       -------------   ------------   ------------

Net sales:
 Catalog                                                $ 7,635,000    $23,293,000    $ 36,790,000
 Retail                                                  19,576,000     17,075,000       7,783,000
Other revenues                                              399,000      1,418,000       1,168,000
                                                        -----------    -----------    ------------

                                                         27,610,000     41,786,000      45,741,000
                                                        -----------    -----------    ------------
Costs and expenses:
 Cost of goods sold                                      14,417,000     21,605,000      23,654,000
 Operating expense                                       13,007,000     18,823,000      19,879,000
 General and administrative expense                       2,941,000      4,341,000       3,008,000
 Pre-opening cost amortization                              528,000        418,000         114,000
 Depreciation and amortization expense                      833,000        938,000         745,000
                                                        -----------    -----------    ------------

                                                         31,726,000     46,125,000      47,400,000
                                                        -----------    -----------    ------------

Operating loss                                           (4,116,000)    (4,339,000)     (1,659,000)
Interest (expense) income, net                             (204,000)       (37,000)         43,000
Other expense                                              (851,000)      (450,000)
Loss on sale of Children's Wear Digest                                                  (1,744,000)
                                                        -----------    -----------    ------------
Loss before income taxes                                 (5,171,000)    (4,826,000)     (3,360,000)
Income tax (provision) benefit                             (207,000)       927,000       1,254,000
                                                        -----------    -----------    ------------

    Net loss                                            $(5,378,000)   $(3,899,000)   $ (2,106,000)
                                                        ===========    ===========    ============
Loss per share                                          $     (0.67)   $     (0.60)   $      (0.33)
                                                        ===========    ===========    ============
Weighted average number of shares
outstanding                                               8,006,190      6,536,813       6,300,000

         See accompanying notes to consolidated financial statements.

                             THE RIGHT START, INC.

                      CONSOLIDATED STATEMENT OF CHANGES IN
                              SHAREHOLDERS' EQUITY
                              --------------------


                                            Common Stock
                                       -----------------------     Retained Earnings
                                        Shares       Amount      (Accumulated Deficit)
                                       ---------   -----------   ---------------------

Balance, May 25, 1994                  6,300,000   $11,206,000       $  1,594,000

Net loss                                                               (2,106,000)
                                       ---------   -----------       ------------

Balance May 31, 1995                   6,300,000   $11,206,000           (512,000)

Issuance of shares pursuant
 to a rights offering                  1,578,806     4,906,000

Issuance of shares pursuant
 to the exercise of stock options         60,500       201,000

Net loss                                                               (3,899,000)
                                       ---------   -----------       ------------

Balance June 1, 1996                   7,939,306    16,313,000         (4,411,000)

Issuance of shares pursuant
 to the exercise of stock options        214,333       648,000

Net loss                                                               (5,378,000)
                                       ---------   -----------       ------------

Balance February 1, 1997               8,153,639   $16,961,000       $ (9,789,000)
                                       =========   ===========       ============

         See accompanying notes to consolidated financial statements.

                             THE RIGHT START, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------

                                                        Thirty-three            Fiscal Year Ended
                                                         weeks ended    ---------------------------------
                                                         February 1,        June 1,           May 31,
                                                            1997             1996              1995
                                                        -------------   ---------------   ---------------
Cash flows from operating activities:
 Net loss                                               $ (5,378,000)     $ (3,899,000)     $ (2,106,000)
 Adjustments to reconcile net loss
  to net cash used in operating
  activities:
 Depreciation and amortization                               833,000           938,000           745,000
 Pre-opening cost amortization                               528,000           418,000           114,000
 Loss on sale of Children's Wear Digest                                                        1,744,000
 Change in assets and liabilities affecting
    operations                                              (957,000)          506,000        (2,256,000)
                                                        ------------      ------------      ------------

      Net cash used in operating activities               (4,974,000)       (2,037,000)       (1,759,000)
                                                        ------------      ------------      ------------
Cash flows from investing activities:
 Additions to property, plant and equipment               (3,607,000)       (4,165,000)       (2,417,000)
 Proceeds from sale of telemarketing center                  298,000
 Proceeds from sale of marketable securities                                                   1,461,000
 Proceeds from sale of Children's Wear Digest                                                  2,437,000
 Payment for Children's Wear Digest acquisition                                                 (399,000)
                                                        ------------      ------------      ------------
      Net cash (used in) provided by investing
      activities                                          (3,309,000)       (4,165,000)        1,082,000
                                                        ------------      ------------      ------------
Cash flows from financing activities:
 Net proceeds from borrowings under
    revolving line of credit                               1,833,000
 Proceeds from borrowings under note payable               2,643,000
 Proceeds from borrowings under subordinated
    debt agreements                                        3,000,000
 Proceeds from common stock issued upon
    exercise of stock options                                648,000           201,000
 Proceeds from common stock issued pursuant
    a rights offering                                                        4,906,000
                                                        ------------      ------------

      Cash provided by financing activities                8,124,000         5,107,000
                                                        ------------      ------------

 Net decrease in cash                                       (159,000)       (1,095,000)         (677,000)

 Cash at beginning of period                                 472,000         1,567,000         2,244,000
                                                        ------------      ------------      ------------

 Cash at end of period                                  $    313,000      $    472,000      $  1,567,000
                                                        ============      ============      ============

         See accompanying notes to consolidated financial statements.

                             THE RIGHT START, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------



NOTE 1 - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES:
------------------------------------------------------------

The Company
-----------

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

Fiscal Year
-----------

The Company has a fiscal year consisting of fifty-two or fifty-three weeks ending on the Saturday closest to the last day in January. This reflects a change from the Company's previous fiscal year which was the fifty-two or fifty-three weeks ending on the Saturday (formerly Wednesday) closest to the last day in May. The change in year end results in a thirty-three week transition period from June 2, 1996 to February 1, 1997 ("the Transition Period"). The fiscal year ended June 1, 1996 ("Fiscal 1996") was a fifty-two week period and the fiscal year ended May 31, 1995 ("Fiscal 1995") was a fifty-three week period. See Note 13.

Revenue Recognition
-------------------

Retail sales are recorded at time of sale or when goods are delivered. Catalog sales are recorded at the time of shipment. The Company provides for estimated returns at the time of the sale.

Merchandise Inventories
-----------------------

Merchandise inventories consist of products purchased for resale and are stated at the lower of cost or market value. Cost is determined on a first-in, first-out basis.

Prepaid Catalog Expenses
------------------------

Prepaid catalog expenses consist of the costs to produce, print and distribute catalogs. These costs are amortized over the expected sales life of each catalog, which is three months. The Company adopted Statement of Position Number 93-7 (SOP 93-7), "Reporting on Advertising Costs", in the fourth quarter of fiscal year 1995. The adoption of SOP 93-7 did not result in a

------

material impact on the Company's consolidated financial position or results of operations. Catalog production expenses of $1,844,000, $6,061,000 and $9,457,000 were recorded in the Transition Period, Fiscal 1996 and Fiscal 1995, respectively.

Property, Plant and Equipment
-----------------------------

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is provided using the straight line method based upon the estimated useful lives of the assets, generally three to ten years. Amortization of leasehold improvements is based upon the term of the lease or the estimated useful life of the leasehold improvements, whichever is shorter.

Store Opening Costs
-------------------

Costs incurred in opening stores are deferred and are amortized over 12 months commencing with the store opening.

Deferred Rent
-------------

The Company recognizes rent expense on a straight-line basis over the life of the underlying lease. The benefit from tenant allowances and landlord concessions are recorded as deferred rent and recognized over the lease term.

Income Taxes
------------

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

Other Revenues
--------------

Other revenues include rentals of customer mailing lists and revenues from order fulfillment services.

Per Share Data
--------------

Per share data is computed in accordance with the treasury stock method based upon the weighted average number of common shares and dilutive common stock equivalents outstanding. Common stock equivalents comprise options outstanding under Key Executive, Employee and Non-Employee Director Plans (see Note 7).

------

Stock-Based Compensation
------------------------

Compensation cost attributable to stock option plans is recognized based on the difference, if any, between the closing market price of the stock on the date of grant over the exercise price of the option. The Company has not issued any stock options with an exercise price less than the closing market price of the stock on the date of grant.

Reclassifications
-----------------

Certain reclassifications have been made to conform prior year amounts to current year presentation.

Use of Estimates
----------------

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


NOTE 2 - PROPERTY, PLANT AND EQUIPMENT, NET:
-------------------------------------------

                                                        February 1,    June 1,
                                                           1997          1996
                                                        -----------   ----------

Property, plant and equipment, at cost:
    Machinery, furniture and equipment                  $ 3,728,000   $ 3,761,000
    Leaseholds and leasehold improvements                 7,676,000     5,316,000
    Construction in progress                                551,000       322,000
    Computer software                                       693,000       570,000
                                                        -----------   -----------

                                                         12,648,000     9,969,000
    Accumulated depreciation and amortization            (2,807,000)   (2,606,000)
                                                        -----------   -----------

                                                        $ 9,841,000   $ 7,363,000
                                                        ===========   ===========

Depreciation and amortization expense for property, plant and equipment amounted to $833,000, $935,000 and $645,000, for the Transition Period, Fiscal 1996 and Fiscal 1995, respectively.


NOTE 3 - CREDIT AGREEMENTS:
--------------------------

In November 1996, the Company entered into an agreement with a financial institution for a $13 million credit facility. This facility replaced the Company's $5 million line of credit. The new $13 million facility consists of a $3 million capital expenditure facility and a $10 million revolving credit line for working capital. Both lines of credit are for a period of three years,

------

are secured by substantially all the Company's assets and require that certain financial covenants, including minimum net worth, be maintained. Interest accrues on the revolving line of credit at prime plus 1% and at prime plus 1 1/2% on the capital expenditure facility. At February 1, 1997, the banks prime rate of interest was 8.25%. As of February 1, 1997 the Company was not in compliance with certain financial covenants. The financial institution agreed to amend the terms of the agreement and waive the covenant violations as of February 1, 1997.

The Company issued and sold subordinated convertible debentures in the aggregate principal amount of $3 million effective October 11, 1996. The terms of such debentures permit the holders to convert the principal amount into 500,000 shares of the Company's common stock at $6.00 per share at any time prior to May 31, 2002, the due date of the debentures. The debentures bear interest at a rate of 8% per annum. A principal of the holders of the debentures is a member of the Company's Board of Directors.


NOTE 4 - INCOME TAXES:
---------------------

The provision (benefit) for income taxes is comprised of the following:

                                                        Thirty-three            Fiscal Year Ended
                                                         weeks ended      -----------------------------
                                                         February 1,        June 1,           May 31,
                                                            1997             1996              1995
                                                        -------------     -----------      ------------
Current provision (benefit):
 Federal                                                                                    $  (424,000)
 State                                                                     $   1,000
                                                                           ---------        -----------

                                                                               1,000           (424,000)
                                                                           ---------        -----------
Deferred provision (benefit):
  Federal                                                                   (928,000)          (725,000)
  State                                                                                        (105,000)
  Adjustment to valuation allowance                       $ 207,000
                                                          ---------        ---------        -----------

                                                            207,000         (928,000)          (830,000)
                                                          ---------        ---------        -----------

                                                          $ 207,000        $(927,000)       $(1,254,000)
                                                          =========        =========        ===========

------

The Company's effective income tax rate differed from the federal statutory rate as follows:

                                                        Thirty-three            Fiscal Year Ended
                                                         weeks ended    ---------------------------------
                                                         February 1,        June 1,           May 31,
                                                            1997             1996              1995
                                                        -------------   ---------------   ---------------
 Federal statutory rate                                       34%             34%               34%
 State income taxes, net of federal benefit                    1               3                 2
 Stock options                                                 4
 Valuation allowance                                         (45)            (19)
 Other                                                         2               1                 1
                                                            ----            ----              ----

 Effective tax rate                                           (4%)            19%               37%
                                                            ====            ====              ====

Deferred tax liabilities (assets) are comprised of the following:

                                                         February 1,        June 1,           May 31,
                                                            1997             1996              1995
                                                        -------------   ---------------   ---------------

 Depreciation and amortization                          $    236,000      $    112,000       $  133,000
 Preopening costs                                            225,000           220,000          115,000
 Other                                                        68,000            11,000            8,000
                                                        ------------      ------------       ----------

    Deferred tax liabilities                                 529,000           343,000          256,000
                                                        ------------      ------------       ----------

 Deferred rent                                              (708,000)         (380,000)        (102,000)
 Sales returns and other reserves                           (277,000)         (184,000)         (43,000)
 Net operating loss carryforward                          (4,157,000)       (2,256,000)        (763,000)
 Other tax carryforwards                                     (67,000)          (70,000)         (27,000)
                                                        ------------      ------------       ----------

    Deferred tax assets                                   (5,209,000)       (2,890,000)        (935,000)
                                                        ------------      ------------       ----------

 Valuation allowance                                       3,280,000           940,000
                                                        ------------      ------------       ----------

    Net deferred tax asset                              $ (1,400,000)     $ (1,607,000)      $ (679,000)
                                                        ============      ============       ==========

The Company's deferred tax asset is net of a valuation allowance of $3,280,000. In evaluating the deferred tax asset, management considered the Company's projections and available tax planning strategies.

The Company has federal and state net operating loss carryforwards at February 1, 1997 of $11,252,000 and $4,479,000, respectively. These carryforwards will expire in fiscal years ending 2002 through 2012.

NOTE 5 - SALE OF TELEMARKETING CENTER:
-------------------------------------

In July 1996, the Company sold its phone center operations to a telemarketing services provider for approximately $500,000, $250,000 of which was in cash and the remainder of which was in a two-year note secured by the assets of the phone center. There was no gain or loss on the sale.


NOTE 6 - CHILDREN'S WEAR DIGEST:
-------------------------------

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


NOTE 7 - EMPLOYEE BENEFITS AND STOCK OPTIONS:
--------------------------------------------

On March 15, 1991, two former executives were granted options to acquire up to 900,000 shares of the Company's common stock under a non-qualified stock option plan. The options were granted at fair market value of $3.33 per share. Three
hundred thousand options were exercisable at the date of  grant.   These options
expire June 1, 2001. In conjunction with the August 1995 renegotiation of the employment contracts with these two executives, certain option terms were amended. Each executive's holdings became 388,000 options exercisable at $3.00 per share, the fair market value at the time of reissuance. At February 1, 1997, 521,000 shares were outstanding under this plan. Subsequent to February 1, 1997, 440,000 options issued under this plan were exercised.

One of the executives covered by this plan was the Company's chief executive officer who resigned in March 1996. His employment agreement called for a severance of approximately $450,000. The other executive covered by this plan was the Company's president who resigned in October 1996. His employment contract called for a severance of approximately $280,000. The majority of each individual's severance represents the cash surrender value of a life insurance policy and the remainder will be paid out monthly through May 1997.

The Company adopted the 1991 Employee Stock Option Plan, covering an aggregate of 450,000 shares of the Company's common stock, in October 1991. Options granted vest either 20% or 33% (depending on the terms of the individual grant)
each year commencing on grant date and expire 10 years thereafter.   In August
1995, those holding options under the 1991

------

Employee Stock Option Plan were given the right to cancel their options (the "existing options") and have an equal number of options (the "new options") reissued to them at the fair market value of $3.00 per share. The vesting period on the existing options is 20% each year and the new options vest 33% each year, both from date of grant. Options for 341,717 shares were outstanding as of February 1, 1997, 38,308 of which were exercisable.

In October 1995, the Company adopted the 1995 Non-Employee Directors Option Plan. This Plan provides for the annual issuance, to each non-employee director, of options to purchase 3,000 shares of common stock. In addition, each director is entitled to make an election to receive, in lieu of directors' fees, additional options to purchase common stock. The amount of additional options is determined based on an independent valuation such that the value of the options issued is equivalent to the fees that the director would be otherwise entitled to receive. Options issued under this plan vest on the anniversary date of their grant and upon termination of Board membership. These options expire five years from the date of grant. 117,204 options were issued under this plan, 61,902 of which are exercisable at February 1, 1997.

Prior to fiscal 1993, the employees of the Company participated in the ARC Employee Stock Ownership Plan (ARC ESOP) and the ARC Employee Stock Purchase Plan (ESPP). In 1993, the Company adopted an employee stock ownership plan
(ESOP) and employee stock purchase plan (ESPP) for the benefit of its employees. The Company matches employees' contributions to the ESPP at a rate of 50%. The Company's contributions amounted to $21,000, $28,000 and $58,000 in the Transition Period, Fiscal 1996 and Fiscal 1995, respectively.

The ESOP is funded exclusively by discretionary contributions determined by the Board of Directors. The Board of Directors authorized contributions of $70,000 in Fiscal 1996 and $50,000 in Fiscal 1995.

The following table summarizes option activity through February 1, 1997:

                                                               Weighted
                                                               Average
                                                            Exercise Price
                                                            --------------

 Outstanding at May 25, 1994                 1,084,500             $3.56
 Granted                                         2,500              2.50
 Canceled                                      (45,000)             4.64
                                             ---------
 Outstanding at May 31, 1995                 1,042,000              3.49
 Granted                                       306,902              4.27
 Canceled                                     (241,000)             3.10
 Exercised                                     (60,500)             3.19
                                             ---------
 Outstanding at June 1, 1996                 1,047,402              3.40
 Granted                                       163,519              5.27
 Canceled                                      (16,667)             3.42
 Exercised                                    (214,333)             3.02
                                             ---------
 Outstanding at February 1, 1997               979,921              3.70
                                             =========

------

The Company has adopted Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"). In accordance with the provisions of FAS 123, the Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans based on the fair market value method prescribed by FAS 123. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed by FAS 123, the Company's net loss and loss per share would be increased to the pro forma amounts indicated below:

                              Thirty-three          Fiscal
                              weeks ended         year ended
                              February 1,           June 1,
                                 1997                1996
                              ------------        ----------

Net loss:
 As reported                  $(5,378,000)       $(3,899,000)
 Pro forma                     (5,839,000)        (4,068,000)
Loss per share:
 As reported                  $     (0.67)       $     (0.60)
 Pro forma                          (0.73)             (0.62)

These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years. The fair value for these options was estimated at the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions for the Transition Period and Fiscal 1996, respectively: dividend yields of zero percent; expected monthly volatility of 73.25 and 70.97 percent; risk free interest rates of 6.36 and 6.10 percent; and expected life of four years for both periods. The weighted average fair value of options granted during the Transition Period and Fiscal 1996 for which the exercise price equals the market price on the grant date was 3.10 and 2.39, respectively.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of employee stock options.

------

The following table summarizes information concerning currently outstanding and exercisable stock options:

Range of exercise prices                           $3.00 - $6.50
Number of outstanding options                      979,921
Weighted average remaining contractual life        8.7 years
Weighted average exercise price                    $3.70
Number of options exercisable                      621,210
Weighted average price of exercisable options      $3.22

NOTE 8 - RELATED PARTY TRANSACTIONS:
-----------------------------------

KAIM provides certain management services to the Company and charges the Company for such services. Management fees of $66,667 and $83,333 were incurred in the Transition Period and Fiscal 1996, respectively.

ARC incurred certain expenses on behalf of the Company and charged the Company for such expenses. These expenses include amounts allocated on an actual basis for income taxes, insurance premiums, telephone charges and professional fees. Corporate office overhead charges of $27,000 in Fiscal 1995 were allocated on the basis of estimated corporate staff effort on behalf of the Company.

The Company provided telemarketing services through July 1996, to K.A. Industries, a related party to Kayne Anderson. Revenues generated from this service amount to $365,000 for Fiscal 1996. Management believes that the terms of this agreement were no less favorable than those that would have been negotiated with an unrelated third party.


NOTE 9 - OPERATING LEASES:
-------------------------

The Company leases real property and equipment under non-cancelable agreements expiring from 1998 through 2007. Certain retail store lease agreements provide for contingent rental payments if the store's net sales exceed stated levels
("percentage rents").   A majority of the leases contain escalation clauses
which provide for increases in base rental for increases in future operating cost and renewal options at fair market rental rates. The Company's minimum rental commitments are as follows:

Fiscal Year Ending
---------------------

    1998                $ 3,513,000
    1999                  3,599,000
    2000                  3,409,000
    2001                  3,453,000
    2002                  3,383,000
    Thereafter           11,619,000
                        -----------
                        $28,976,000
                        ===========

------

Net rental expense under operating leases was $1,929,000, $1,959,000 and $1,166,000 for the Transition Period, Fiscal 1996 and Fiscal 1995, respectively. Percentage rents incurred in the Transition Period and Fiscal 1996 amounted to $54,000 and $82,000, respectively.


NOTE 10 - COMMITMENTS AND CONTINGENCIES:
---------------------------------------

The Company is not party to any material legal actions.


NOTE 11 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
----------------------------------------------------------

Changes in assets and liabilities, net of effects of acquisition and subsequent disposition of CWD, which increased (decreased) cash and equivalents are as follows:


                                           Thirty-three         Fiscal Year Ended
                                            weeks ended    ---------------------------
                                            February 1,      June 1,        May 31,
                                               1997           1996           1995
                                           -------------   -----------   -------------

Accounts receivable                         $  (329,000)   $ (126,000)   $    300,000
Note receivable                                (200,000)
Merchandise inventories                      (2,400,000)     (122,000)       (724,000)
Prepaid catalog expenses                        (69,000)      268,000         731,000
Income taxes receivable                                       472,000        (280,000)
Other current assets                           (500,000)     (835,000)       (699,000)
Deferred pre-opening costs                     (540,000)
Other noncurrent assets                         113,000       142,000         (42,000)
Accounts payable and accrued expenses         2,100,000       753,000        (491,000)
Accrued salaries and bonuses                    (13,000)      292,000         (84,000)
Advance payments on orders                     (112,000)      (15,000)       (112,000)
Amounts due to ARC                                            (71,000)        (58,000)
Income tax liability                                                          (31,000)
Deferred income taxes                           207,000      (928,000)       (830,000)
Other liabilities                                             (97,000)        (17,000)
Deferred rent                                   786,000       773,000          81,000
                                            -----------    ----------    ------------

                                            $  (957,000)   $  506,000    $ (2,256,000)
                                            ===========    ==========    ============

Cash paid for income taxes was $7,000 for the Transition Period. Non-cash investing activity consists of a $250,000 note received upon the sale of the phone center operations (see Note 5).

NOTE 12 - NEW ACCOUNTING PRONOUNCEMENTS:
---------------------------------------

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"). FAS 128 will be effective for the Company for the year ending January 31, 1998. The statement requires that basic earnings per share ("EPS") be presented instead of primary EPS. It also requires both basic and diluted EPS be presented on the face of the income statement, if applicable, as well as additional disclosures on the components of EPS.

NOTE 13 - COMPARABLE PRIOR YEAR PERIOD (unaudited):
--------------------------------------------------

As described in Note 1, the Company changed its fiscal year end. Comparable results of operations for the thirty-three weeks ended February 3, 1996 are as follows:

Net sales:
 Catalog                          $16,573,000
 Retail                             9,894,000
Other revenues                      1,185,000
                                  -----------
                                   27,652,000
Cost of goods sold                 13,864,000
Other expenses, net                15,068,000
                                  -----------
Loss before income taxes           (1,280,000)
Income tax benefit                    523,000
                                  -----------
Net loss                          $  (757,000)
                                  ===========
Loss per share                    $     (0.12)
                                  ===========
Weighted average number
 of shares outstanding              6,302,534

                             THE RIGHT START, INC.
                      SCHEDULE VIII - VALUATION RESERVES

                                                                  Additional
                                            Balance at              charged                        Balance at
                                             beginning             to costs                           end
Classification                               of period           and expenses       Deductions     of period
---------------------------------------     -----------          -------------      -----------    ----------
Thirty-three weeks ended February 1, 1997
-----------------------------------------

Allowance for deferred tax asset             $  940,000          $2,340,000                         $3,280,000
Allowance for sales returns                     103,000                                                103,000
                                             ----------          ----------          --------       ----------

                                             $1,043,000          $2,340,000                         $3,383,000
                                             ==========          ==========          ========       ==========

Fiscal year ended June 1, 1996
------------------------------

Allowance for deferred tax asset                                 $  940,000                           $940,000
Allowance for sales returns                  $  103,000                                                103,000
                                             ----------          ----------          --------       ----------

                                             $  103,000          $  940,000                         $1,043,000
                                             ==========          ==========          ========       ==========

Fiscal year ended May 31, 1995
------------------------------

Allowance for sales returns                    $226,000                              $123,000       $  103,000
                                             ----------          ----------          --------       ----------

                                               $226,000                              $123,000       $  103,000
                                             ==========          ==========          ========       ==========