Form 10-Q
period 1997-05-03
RIGHT START INC /CA
filed 1997-06-16
CIK 878720

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

================================================================================

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the thirteen week period ended May 3, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

              For the transition period from ________ to ________


                         Commission File Number 0-19536

                              THE RIGHT START, INC.
                              ---------------------
             (Exact name of registrant as specified by its charter)

         California                                       95-3971414
         ----------                                       ----------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification No.)





             5334 Sterling Center Drive, Westlake Village, CA 91361
             ------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (818) 707-7100
                                 --------------
              (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

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

Capital Stock Outstanding as of May 3, 1997 - 8,593,639 shares

                              THE RIGHT START, INC.

                               INDEX TO FORM 10-Q
                          FOR THE THIRTEEN WEEK PERIOD
                                ENDED MAY 3, 1997




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

                              THE RIGHT START, INC.
                                  BALANCE SHEET
                                   (unaudited)

                                                                              May 3,          May 4,
                                                                               1997            1996
                                                                          -------------    ------------
ASSETS
Current assets:
      Cash                                                                 $    396,000    $    644,000
      Accounts receivable                                                       421,000         767,000
      Note receivable                                                           170,000               0
      Merchandise inventories                                                 7,388,000       5,721,000
      Prepaid catalog expenses                                                  819,000         958,000
      Deferred pre-opening costs, net                                           382,000         542,000
      Other current assets                                                    1,588,000       1,019,000
                                                                           ------------    ------------

             Total current assets                                            11,164,000       9,651,000
                                                                           ------------    ------------

Noncurrent assets:
      Property, plant and equipment, net                                     10,320,000       6,595,000
      Other non-current assets                                                   37,000         150,000
      Deferred income tax benefit                                             1,400,000       1,562,000
                                                                           ------------    ------------

             Total noncurrent assets                                         11,757,000       8,307,000
                                                                           ------------    ------------

                                                                           $ 22,921,000    $ 17,958,000
                                                                           ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Accounts payable and accrued expenses                                $  6,229,000    $  2,671,000
      Accrued salaries and bonuses                                              356,000         122,000
      Advance payments on orders                                                 63,000          94,000
      Note payable                                                            1,964,000
                                                                           ------------    ------------

             Total current liabilities                                        8,612,000       2,887,000
                                                                           ------------    ------------


Note payable long term                                                        3,000,000
Convertible subordinated debentures                                           3,000,000
Deferred rent                                                                 1,794,000       1,026,000
                                                                           ------------    ------------

             Total long term liabilities                                      7,794,000       1,026,000
                                                                           ------------    ------------
Commitments and contingencies

Shareholders' equity:
      Common stock (25,000,000 authorized at no par value; 8,593,639 and
             7,939,306 issued and outstanding, respectively)                 18,281,000      16,250,000
      Accumulated deficit
                                                                            (11,766,000)     (2,205,000)
                                                                           ------------    ------------

             Total shareholders' equity                                       6,515,000      14,045,000
                                                                           ------------    ------------

                                                                           $ 22,921,000    $ 17,958,000
                                                                           ============    ============


                              THE RIGHT START, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)

                                                     Thirteen weeks
                                                         Ended
                                             ----------------------------
                                                May 3,          May 4,
                                                1997             1996
                                             ------------    ------------
Net sales:
     Retail                                  $  7,414,000    $  5,212,000
     Catalog                                    2,522,000       5,610,000
                                             ------------    ------------
                                                9,936,000      10,822,000
Other revenues                                     73,000         161,000
                                             ------------    ------------

                                               10,009,000      10,983,000
                                             ------------    ------------

Costs and expenses:
     Cost of goods sold                         4,917,000       5,657,000
     Operating expense                          5,181,000       4,525,000
     General and administrative expense         1,063,000       1,043,000
     Pre-opening cost amortization                217,000          91,000
     Depreciation and amortization expense        394,000         250,000
                                             ------------    ------------

                                               11,772,000      11,566,000
                                             ------------    ------------

Operating loss                                 (1,763,000)       (583,000)
Interest and other income and expense, net       (205,000)       (490,000)
                                             ------------    ------------

Loss before income taxes                       (1,968,000)     (1,073,000)
Income tax provision (benefit)                     10,000        (519,000)
                                             ------------    ------------

Net loss                                     $ (1,978,000)   $   (554,000)
                                             ============    ============

Loss per share                               $      (0.23)   $      (0.08)
                                             ============    ============

Weighted average number of shares
     outstanding                                8,499,353       6,761,684
                                             ============    ============


                              THE RIGHT START, INC.
                             STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                             Thirteen weeks
                                                                                 Ended
                                                                       --------------------------
                                                                         May 3,         May 4,
                                                                          1997           1996
                                                                       -----------    -----------
Cash flows from operating activities:
       Net loss                                                        $(1,978,000)   $  (554,000)
       Adjustments to reconcile net income
         to net cash used in operating activities:
            Depreciation and amortization                                  611,000        341,000
            Change in assets and liabilities affecting
                operations                                                 515,000     (1,950,000)
                                                                       -----------    -----------

                Cash used in operating activities                         (852,000)    (2,163,000)
                                                                       -----------    -----------

Cash flows from investing activities:
       Additions to property, plant and equipment                         (873,000)    (1,012,000)
                                                                       -----------    -----------

                Cash used in investing activities                         (873,000)    (1,012,000)
                                                                       -----------    -----------

Cash flows from financing activities:
       Borrowings (repayments) under note payable to bank, net             488,000     (1,300,000)
       Proceeds from exercise of stock options                           1,320,000      4,978,000
                                                                       -----------    -----------

                Cash provided by financing activities                    1,808,000      3,678,000
                                                                       -----------    -----------


Net increase in cash                                                        83,000        503,000
Cash at beginning of period                                                313,000        141,000
                                                                       -----------    -----------

Cash at end of period                                                  $   396,000    $   644,000
                                                                       ===========    ===========


                              THE RIGHT START, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1:  Description of Business and Significant Accounting Policies

The Right Start, Inc. is a leading merchant offering unique, high-quality juvenile products for infants and young children. The Company markets its products through its retail stores, located in major regional malls across the nation, and through The Right Start Catalog.

Effective February 1, 1997, the Company changed its fiscal year end to the Saturday closest to the last day of January. Previously, the Company reported on a fiscal year ending the Saturday closest to the last day of May. This resulted in a thirty-three week reporting period for the period June 2, 1997 through February 1, 1997 (the "Transition Period").

There have been no changes in the Company's significant accounting policies as set forth in the Company's consolidated financial statements for the Transition Period. These unaudited consolidated financial statements as of May 3, 1997 and for the thirteen week period then ended have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Certain reclassifications have been made to conform prior year amounts to current year presentation.

Operating results for the thirteen week period ended May 3, 1997 are not necessarily indicative of the results that may be expected for the year ending January 31, 1998.


NOTE 2:  PER SHARE DATA

Earnings per share is computed in accordance with the treasury stock method based upon the weighted average number of common shares and dilutive common stock equivalents outstanding. Common stock equivalents comprise stock options outstanding to key executives, employees and directors.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"). FAS 128 is effective for the Company at January 31, 1998. The statement requires that basic earnings per share ("EPS") be presented instead of primary EPS. It also requires both basic and diluted EPS be presented on the face of the income statement, if applicable, as well as additional disclosures on the components of EPS. Had the Company adopted FAS 128 at May 3, 1997, there would be no effect on the financial statements for the quarter then ended.

NOTE 3:  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid amounted to $142,000 and $45,000 for the thirteen weeks ended May 3, 1997 and May 4, 1996, respectively. Cash paid for income taxes was $12,000 and $8,000 for the thirteen weeks ended May 3, 1997 and May 4, 1996, respectively.

Changes in assets and liabilities which increased (decreased) cash and equivalents are as follows:

                                                Thirteen weeks ended
                                        ------------------------------------
                                            May 3,                   May 4,
                                             1997                     1996
                                        -----------             ------------
Accounts receivable                     $   517,000             $  (252,000)
Note receivable                              30,000
Merchandise inventories                     276,000                 (57,000)
Prepaid catalog expenses                    (37,000)               (112,000)
Deferred pre-opening costs                  (56,000)               (251,000)
Other current assets                       (324,000)                639,000
Other non-current assets                                            147,000
Deferred income tax benefit                                        (618,000)
Accounts payable and accrued expenses       154,000              (1,599,000)
Accrued salaries and bonuses               (161,000)               (377,000)
Advance payments on orders                   32,000                  16,000
Deferred rent                                84,000                 514,000
                                        -----------             -----------
                                        $  (515,000)            $(1,950,000)
                                        ===========             ===========


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

           THIRTEEN WEEKS ENDED MAY 3, 1997 COMPARED WITH MAY 4, 1996

         Net sales for the thirteen weeks ended May 3, 1997 declined 8.2% to $9,936,000 from $10,822,000 for the same period last year. For the quarter, retail net sales increased 42.2% to $7,414,000 from $5,212,000 last year, while catalog net sales decreased 55.0% to $2,522,000 from $5,610,000 last year. The increase in retail net sales is due to an increase in stores to 38 at May 3, 1997, compared to 19 at May 4, 1996. The impact of the increased number of stores was somewhat offset by the absence of heavy discounting and promotional activities which were present in the prior year. The reduction in catalog net sales is due to the Company's decision to significantly reduce circulation and reposition the catalog to strategically support and complement the retail store operations.

         Cost of goods sold decreased 13.1% to $4,917,000 from $5,657,000, resulting in gross margin of 50.5% for the first quarter of fiscal 1997 compared to 47.7% last year. Improved margins reflect the lack of promotional and sale activity in this year versus the prior year.

         Operating expense increased 14.5% due to an increase of 19 stores in operation, offset by reductions in catalog production costs due to the decrease in the level of catalog circulation.

         General and administrative expense increased 1.9% or $20,000 as compared to the first quarter of the prior year. The increase reflects additional payroll incurred in staffing the merchandising and other corporate departments to support the expanding retail chain, offset by the results of successful cost savings efforts in other corporate overhead areas.

         Pre-opening cost amortization increased to $217,000 from $91,000 last year, while depreciation and amortization increased to $394,000 from $250,000 due to the increase in the number of retail stores.

         Interest and other income and expense decreased to $205,000 from $490,000 last year. Included in last year's reported amount were severance charges of $450,000 incurred in conjunction with the resignation of the Company's former chief executive officer. After consideration of this charge, the remaining increase in the account reflects additional interest expense incurred on borrowings under the Company's senior credit facility and subordinated notes.

         The Company provided for state income tax expense in the current quarter as compared to the prior year in which a benefit was recorded for pre-tax losses.

         As a result of the above, the Company experienced a net loss of $1,978,000 or $.23 per share, compared to a net loss of $554,000 or $.08 per share last year.

LIQUIDITY AND CAPITAL RESOURCES

         During the quarter ended May 3, 1997, the Company's primary source of liquidity was from borrowings under its $13,000,000 senior credit facility (the "Credit Facility"). Borrowings under the Credit Facility funded cash used in operations of $852,000 and in investing activities of $873,000. Capital expenditures represent amounts incurred in the construction of new stores. The Company opened one store during the quarter and another in May 1997.

         The Credit Facility consists of a $10,000,000 revolving line of credit for working capital (the "Revolving Line") and a $3,000,000 capital expenditure facility (the "Capex Line"). Availability under the Revolving Line is subject to a defined borrowing base. As of May 3, 1997, borrowings of $1,964,000 and $3,000,000 were outstanding under the Revolving Line and Capex Line, respectively, and $1,603,000 was available under the Revolving Line. The Credit Facility terminates on November 19, 1999 and on such date all borrowings thereunder are immediately due and payable. Borrowings under the Credit Facility are secured by substantially all of the Company's assets.

         The Credit Facility, as amended, requires the Company at all times to maintain net worth (defined to include equity and subordinated debt) of at least $8 million. The Credit Facility also limits the Company's losses from operations to $1,850,000 and $2,250,000 during the quarters ending July 31, 1997 and October 31, 1997, respectively. Thereafter, the Credit Facility requires the Company's interest coverage (as defined therein) to be at least (I) 1.5 to 1.0 for the quarter ending January 31, 1998, (ii) 1.0 to 1.0 for the two quarter period ending April 30, 1998, (iii) 1.5 to 1.0 for the three quarter period ending July 31, 1998, and (iv) 2.0 to 1.0 for the four quarter period at the end of each subsequent quarter. Interest coverage is defined in the Credit Facility as EBITDA divided by interest expenses (each defined therein).

         Effective May 6, 1997, the Company raised $3,000,000 through the issuance and sale of subordinated debt and warrants to purchase common stock to a limited number of investors (some of whom are affiliates of the Company). The subordinated notes bear interest at 11.5% and are due in full on May 6, 2000. Warrants to purchase an aggregate of 475,000 shares of common stock at $3.00 per share were issued in connection with the subordinated notes.

         The Company's ability to fund its operations, open new stores and maintain compliance with the Credit Facility is dependent on its ability to generate sufficient cash flow from operations. Historically, the Company has incurred losses and expects to continue to incur losses in the near term. Depending on the success of its business strategy, the Company may continue to incur losses beyond such period. Losses could negatively affect working capital, the extension of credit by the Company's suppliers and the Company's ability to maintain compliance with its debt covenants.

                                     PART II

Item  6. Exhibits and Reports on Form 8-K

         The Company filed a Report of Form 8-K on March 5, 1997 reporting the Company's change in fiscal year end to the Saturday closest to the last day of January.

         The Company filed no other Reports of Form 8-K during the first quarter of fiscal 1997.


The following exhibits of The Right Start, Inc. are included herein.

Exhibit
Number
---------

10.1 First Amendment to Convertible Debenture Purchase Agreement and Convertible Debenture between The Right Start, Inc. and Cahill Warnock Strategic Partners Fund, L.P. dated May 30, 1997

10.2 First Amendment to Convertible Debenture Purchase Agreement and Convertible Debenture between The Right Start, Inc. and Strategic Associates, L.P. dated May 30, 1997

27       Financial Data Schedule

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.

                              THE RIGHT START, INC.



Date:  June 12, 1997                        /s/ Jerry Welch
       -------------                       --------------------------
                                           Jerry Welch
                                           Chief Executive Officer

Date:  June 12, 1997
       -------------                        /s/ Gina M. Shauer
                                           --------------------------
                                           Gina M. Shauer
                                           Chief Financial Officer