Form 10-Q
period 1997-08-02
RIGHT START INC /CA
filed 1997-09-16
CIK 878720

FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C. 20549

(Mark One)

xQUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                    EXCHANGE ACT OF 1934

For the quarterly period ended August 2, 1997

                                        OR

o  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                    EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

                        Commission file number: 0-19536

                               The Right Start, Inc.
                               ---------------------
              (Exact name of Registrant as specified in its charter)

      California                                95-3971414
      ----------                                ----------
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)              Identification No.)

         5334 Sterling Center Drive Westlake Village, California 91361
         -------------------------------------------------------------
              (Address of principal executive offices) (Zip code)

                                  (818) 707-7100
                                  --------------
                (Registrant's telephone number including area code)

                                  Not applicable
                                  --------------
    (Former name, former address, and former fiscal year, if changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes    X   No ____

               APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes ____ No ____

                    (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title:  Common Stock                      Outstanding:  8,593,639 shares

                               THE RIGHT START, INC.

                                INDEX TO FORM 10-Q
                   FOR THE THIRTEEN AND TWENTY-SIX WEEK PERIODS
                               ENDED AUGUST 2, 1997



                          PART I - FINANCIAL INFORMATION


Item 1. Financial Statements (unaudited)

        Consolidated Balance Sheet                     3
        Consolidated Statement of Operations           4
        Consolidated Statement of Cash Flows           5
        Notes to Consolidated Financial Statements     6

Item 2. Management's  Discussion and Analysis of
        Financial Condition and Resultsof Operations   7



                            PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K 9

SIGNATURES                                             10

                               THE RIGHT START, INC.
                                   BALANCE SHEET
                                    (unaudited)



                                                     August 2,      February 1,
                                                       1997             1997
                                                 ------------      ------------

ASSETS
Current  assets:
  Cash                                           $    374,000      $    313,000
  Accounts receivable                                 300,000           938,000
  Note receivable                                     139,000           200,000
  Merchandise inventories                           7,271,000         7,664,000
  Prepaid catalog expenses                          1,200,000           782,000
  Deferred pre-opening costs, net                     266,000           543,000
  Other current assets                              1,362,000         1,264,000
                                                 ------------      ------------

     Total current assets                          10,912,000        11,704,000
                                                 ------------      ------------
Noncurrent assets:
  Property, plant and equipment, net               10,367,000         9,841,000
  Other non-current assets                             36,000            37,000
  Deferred income tax benefit                       1,400,000         1,400,000
                                                 ------------      ------------

                                                   11,803,000        11,278,000
                                                 ------------      ------------

                                                 $ 22,715,000      $ 22,982,000
                                                 ============      ============


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses          $  4,662,000      $  6,076,000
  Accrued salaries and bonuses                        447,000           517,000
  Advance payments on orders                           70,000            31,000
  Note payable                                      2,003,000         1,833,000
                                                 ------------      ------------

     Total current liabilities                      6,905,000         8,457,000
                                                 ------------      ------------

Note payable long term                              3,000,000         2,643,000
Senior subordinated notes, net of
   unamortized discount of $324,000                 2,676,000
Convertible subordinated debentures                 3,000,000         3,000,000
Deferred rent                                       1,934,000         1,710,000
                                                 ------------      ------------

     Total long term liabilities                   10,610,000         7,353,000
                                                 ------------      ------------
Commitments and contingencies
Shareholders' equity:
  Common stock (25,000,000 shares authorized at
  no par value; 8,593,639 and 7,949,306 shares
  issued and outstanding, respectively)            18,632,000        16,961,000
     Accumulated deficit                          (13,709,000)       (9,789,000)
                                                 ------------      ------------

                                                    4,923,000         7,172,000
                                                 ------------      ------------

                                                 $ 22,715,000      $ 22,982,000
                                                 ============      ============

                               THE RIGHT START, INC.
                       CONSOLIDATED STATEMENT OF OPERATIONS
                                    (unaudited)



                                               Thirteen Weeks               Twenty-six weeks
                                                   Ended                         Ended
                                         ---------------------------   ---------------------------

                                           August 2,       August3,      August 2,      August 3,
                                             1997           1996           1997           1996
                                         ------------   ------------   ------------   ------------

Net sales:
  Retail                                 $  8,171,000   $  6,298,000   $ 15,585,000   $ 11,510,000
  Catalog                                   1,782,000      3,318,000      4,304,000      8,928,000
                                         ------------   ------------   ------------   ------------
                                            9,953,000      9,616,000     19,889,000     20,438,000
Other revenues                                 87,000        235,000        160,000        396,000
                                         ------------   ------------   ------------   ------------

                                           10,040,000      9,851,000     20,049,000     20,834,000
                                         ------------   ------------   ------------   ------------

Costs and expenses:
  Cost of goods sold                        5,314,000      5,629,000     10,231,000     11,286,000
  Operating expense                         4,647,000      5,186,000      9,828,000      9,711,000
  General and administrative expense          876,000      1,408,000      1,939,000      2,451,000
  Pre-opening cost amortization               160,000        184,000        377,000        275,000
  Depreciation and amortization expense       397,000        304,000        791,000        554,000
                                         ------------   ------------   ------------   ------------

                                           11,394,000     12,711,000     23,166,000     24,277,000
                                         ------------   ------------   ------------   ------------

Operating loss                             (1,354,000)    (2,860,000)    (3,117,000)    (3,443,000)
Interest expense (income), net                285,000         (6,000)       490,000         34,000
Other expense                                 293,000                       293,000        450,000
                                         ------------   ------------   ------------   ------------

Loss before income taxes                   (1,932,000)    (2,854,000)    (3,900,000)    (3,927,000)
Income tax provision (benefit)                 10,000         94,000         20,000       (425,000)
                                         ------------   ------------   ------------   ------------

Net loss                                 $ (1,942,000)  $ (2,948,000)  $ (3,920,000)  $ (3,502,000)
                                         ============   ============   ============   ============

Loss per share                           $      (0.23)  $      (0.37)  $      (0.46)  $      (0.48)
                                         ============   ============   ============   ============
Weighted average number of shares
     outstanding                            8,593,639      7,937,053      8,546,496      7,346,157
                                         ============   ============   ============   ============



                               THE RIGHT START, INC.
                              STATEMENT OF CASH FLOWS
                                    (unaudited)


                                                                  Twenty-six weeks
                                                                        Ended
                                                              -------------------------
                                                               August 2,      August 3,
                                                                 1997           1996
                                                              -----------   -----------

Cash flows from operating activities:
     Net loss                                                 $(3,920,000)  $(3,502,000)
     Adjustments to reconcile net loss
        to net cash used in operating activities:
         Depreciation and amortization                            817,000       554,000
         Pre-opening cost amortization                            377,000       275,000
         Change in assets and liabilities affecting
         operations                                              (743,000)      789,000
                                                              -----------   -----------
         Net cash used in operating activities                 (3,469,000)   (1,884,000)
                                                              -----------   -----------
Cash flows from investing activities:
     Additions of property, plant and equipment                (1,317,000)   (2,062,000)
     Proceeds from sale of telemarketing center                                 250,000
                                                              -----------   -----------
     Net cash used in investing activities                     (1,317,000)   (1,812,000)
                                                              -----------   -----------
Cash flows from financing activities:
     Borrowings (repayments) under note payable to bank, net      527,000      (964,000)
     Proceeds from common stock issued upon
         exercise of stock options                              1,320,000       165,000
     Proceeds from common stock issued pursuant a
         rights offering                                                      4,906,000
     Proceeds from subordinated notes                           3,000,000
                                                              -----------   -----------
         Cash provided by financing activities                  4,847,000     4,107,000
                                                              -----------   -----------
Net increase in cash                                               61,000       411,000
Cash at beginning of period                                       313,000       141,000
                                                              -----------   -----------
Cash at end of period                                         $   374,000   $   552,000
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

     Effective February 1, 1997, the Company changed its fiscal year end to the Saturday closest to the last day of January. Previously, the Company reported on a fiscal year ending the Saturday closest to the last day of May. This resulted in a thirty-three week reporting period for the period June 2, 1996 through February 1, 1997 (the "Transition Period").

     There have been no changes in the Company's significant accounting policies as set forth in the Company's consolidated financial statements for the Transition Period. These unaudited consolidated financial statements as of August 2, 1997 and for the thirteen and twenty-six periods then ended have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Certain reclassifications have been made to conform prior year amounts to current year presentation.

     Results of operations for the thirteen and twenty-six week periods ended August 2, 1997 are not necessarily indicative of the results that may be expected for the year ending January 31, 1998.

NOTE 2: Per Share Data

     Earnings per share is computed in accordance with the treasury stock method based upon the weighted average number of common shares and dilutive common stock equivalents outstanding. Common stock equivalents comprise stock options outstanding to key executives, employees and directors.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"). FAS 128 is effective for the Company at January 31, 1998. The statement requires that basic earnings per share ("EPS") be presented instead of primary EPS. It also requires both basic and diluted EPS be presented on the face of the income statement, if applicable, as well as additional disclosures on the components of EPS. Had the Company adopted FAS 128 at August 2, 1997, there would be no effect on the financial statements for the periods then ended.
NOTE 3: Supplemental Disclosure of Cash Flow Information

     Interest paid amounted to $394,000 and $4,000 for the twenty-six weeks ended August 2, 1997 and August 3, 1996, respectively. Cash paid for income taxes was $4,000 and $8,000 for the twenty-six weeks ended August 2, 1997 and August 3, 1996, respectively.

     Details of changes in assets and liabilities which increased (decreased) cash is presented below:

                                       Twenty-six weeks ended
                                       -----------------------
                                        August 2,     August 3,
                                          1997          1996
                                       -----------   ---------

Accounts receivable                    $   638,000   $(129,000)
Note receivable                             61,000    (248,000)
Merchandise inventories                    393,000     615,000
Prepaid catalog expenses                  (418,000)    454,000
Other current assets                       (98,000)    939,000
Other non-current assets                     1,000    (509,000)
Accounts payable and accrued expenses   (1,413,000)   (385,000)
Accrued salaries and bonuses               (70,000)   (112,000)
Advance payments on orders                  39,000      61,000
Deferred pre-opening costs                (100,000)   (335,000)
Deferred rent                              224,000     438,000
                                       -----------   ---------
                                       $  (743,000)  $ 789,000
                                       ===========   =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

        Thirteen weeks ended August 2, 1997 compared with August 3, 1996


     Net sales for the thirteen weeks ended August 2, 1997 increased 3.5% to $9,953,000 as compared to $9,616,000 for the same period last year. Retail net sales increased 29.7% to $8,171,000 from $6,298,000 last year, while catalog net sales decreased 46.3% to $1,782,000 from $3,318,000 last year. The increase in retail sales results from an increase in the number of stores open from 23 at August 3, 1996 to 40 at August 2, 1997, offset by a decline in average sales per store. Contributing to the decline in average sales per store was the extensive amount of promotional activity that occurred in 1996 not present in 1997. The catalog sales decline is in line with the reduced circulation planned for this period as compared to the same period of the prior year. The Company has reduced the circulation of The Right Start Catalog in order to better position it to strategically support and complement the retail store operations.

     Cost of goods sold decreased 5.6% to $5,314,000 from $5,629,000, resulting in a gross margin of 46.6% for the second quarter of fiscal 1997 compared to 41.5% last year. Improved margins reflect the reduced promotional activity as compared to the prior year and stronger initial margins on new products being introduced.

     Operating expense decreased 10.4% due to reductions in catalog operating expenses offset by a slight increase in retail operating expenses. The increased retail expenses represent additional occupancy costs incurred for new stores, offset by decreases in payroll and other expenses resulting from management's cost saving efforts.

     General and administrative expense decreased 37.8% or $532,000 as compared with the second quarter of the prior year. The expense reduction is reflective of management's efforts to reduce corporate overhead expenses.

     Depreciation and amortization expense increased to $397,000 from $304,000 due to the addition of improvements and equipment associated with the new stores opened since last year.

     Interest expense, net was $285,000 for the quarter ended August 2, 1997 as compared to income of $6,000 for the same period of the prior year. The increase is due to the increased borrowings under the Company's credit facility and the issuance of the subordinated notes and convertible debentures.

     Other expense of $293,000 for the quarter ended August 2, 1997 reflects severance expense recorded in conjunction with the termination of certain management employees and costs incurred in relocating the Company's catalog distribution facilities.



       Twenty-six weeks ended August 2, 1997 compared with August 3, 1996

     Net sales for the first half of fiscal 1997 declined 2.7% to $19,889,000 from $20,438,000 for the same period last year. For the first half, retail net sales increased 35.4% to $15,585,000 from $11,510,000 last year, while catalog net sales decreased 51.8% to $4,304,000 from $8,928,000 last year. The increase in retail sales results from an increase in the number of stores open from 23 at August 3, 1996 to 40 at August 2, 1997, offset by a decline in average sales per store. Contributing to the decline in average sales per store was the extensive amount of promotional activity that occurred in 1996 not present in 1997. The catalog sales decline is in line with the reduced circulation planned for this period as compared to the same period of the prior year. The Company has reduced the circulation of The Right Start Catalog in order to better position it to strategically support and complement the retail store operations.

     Cost of goods sold decreased 9.3% to $10,231,000 from $11,286,000, resulting in a gross margin of 48.6% for the first half of fiscal 1997 compared to 44.8% last year. Improved margins reflect the reduced promotional activity as compared to the prior year and stronger initial margins on new products being introduced.

     Operating expense increased 1.2% due to an increase of 17 stores in operation, offset by reductions in catalog production costs.

     General and administrative expense decreased 20.9% or $512,000 for the six month period ended August 2, 1997 as compared with the same period last year. The expense reduction is reflective of management's efforts to reduce corporate overhead expenses.

     Pre-opening cost amortization increased to $377,000 for the six month period ended August 2, 1997 from $275,000 for the period ended August 3, 1996. The increase is a result of the number of stores opened in the respective periods.

     Depreciation and amortization expense increased 42.8% to $791,000 for the six months ended August 2, 1997 as compared to $554,000 for the same period of the prior year. The increase results from the addition of improvements and equipment associated with the new stores opened since last year.

     Interest expense, net increased to $490,000 for the six month period ended August 2, 1997 as compared to $34,000 for the same period of the prior year. The increase is due to the increased borrowings under the Company's credit facility and the placement of the subordinated notes and convertible debentures.

     Other expense of $293,000 for the six months ended August 2, 1997 reflects severance expense recorded in conjunction with the termination of certain management employees and costs incurred in relocating the Company's catalog distribution facilities. This compares to $450,000 of severance expense recorded in the same period of 1996.

                         Liquidity and Capital Resources

     During the six months ended August 2, 1997, the Company's primary source of liquidity was from the sale of convertible subordinated debentures and borrowings under its $13,000,000 senior credit facility (the "Credit Facility"). These sources funded cash used in operations of $3,469,000 and in investing activities of $1,317,000. Capital expenditures represent amounts incurred in the construction of new stores which were opened in late 1996 and in the first half of fiscal 1997. The Company opened three stores in the first half of fiscal 1997.

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

     The Credit Facility consists of a $10,000,000 revolving line of credit for working capital (the "Revolving Line") and a $3,000,000 capital expenditure facility (the "Capex Line"). Availability under the Revolving Line is subject to a defined borrowing base. As of August 2, 1997, borrowings of $2,003,000 and $3,000,000 were outstanding under the Revolving Line and the Capex Line, respectively, and $731,000 was available under the Revolving Line. The Credit Facility terminates on November 19, 1999 and on such date all borrowings thereunder are immediately due and payable. Borrowings under the Credit Facility are secured by substantially all of the Company's assets.

     The Credit Facility, as amended, requires the Company at all times to maintain net worth (defined to include equity and subordinated debt) of at least $8 million. The Credit Facility also limits the Company's EBITDA (as defined in the Credit Facility) to losses of $1,850,000 and $3,000,000 during the two quarter period ended August 2, 1997 and the three quarter period ending October 31, 1997, respectively. Thereafter, the Credit Facility requires the Company's interest coverage (as defined therein) to be at least (i) 1.5 to 1.0 for the quarter ending January 31, 1998, (ii) 1.0 to 1.0 for the two quarter period ending April 30, 1998, (iii) 1.5 to 1.0 for the three quarter period ending July 31, 1998, and (iv) 2.0 to 1.0 for the four quarter period at the end of each subsequent quarter. Interest coverage is defined in the Credit Facility as EBITDA divided by interest expense (each defined therein). During the first half of fiscal 1997, the Company's losses exceeded those permitted by the Credit Facility. The lender subsequently waived the requirement for the period ended August 2, 1997.

     Effective September 4, 1997, the Company entered into a Securities Purchase Agreement with a limited number of investors (some of whom are affiliates of the Company), pursuant to which it issued 1,510,000 shares of common stock at $2.50 per share, generating proceeds of $3,775,000 for the Company.

     The Company's ability to fund its operations, open new stores and maintain compliance with the Credit Facility is dependent on its ability to generate sufficient cash flow form operations. Historically, the Company has incurred losses and expects to continue to incur losses in the near term. Depending on the success of its business strategy, the Company may continue to incur losses beyond such period. Losses could negatively affect working capital, the extension of credit by the Company's suppliers and the Company's ability to maintain compliance with its debt covenants.


                           Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K

     The Company filed a Report on Form 8-K on May 21, 1997 with respect to the Company's May 6, 1997 issuance of subordinated debt and warrants to purchase common stock.

The following exhibits of The Right Start, Inc. are included herein.

Exhibit
Number
------

10.1 Securities Purchase Agreement dated as of September 4, 1997

10.2 Second Amendment to Loan and Security Agreement and Limited Waiver dated July 10, 1997 between Heller Financial, Inc. and The Right Start, Inc.

10.3 Third Amendment to Loan and Security Agreement, Limited Waiver and Consent dated September 3, 1997 between Heller Financial, Inc. and The Right Start, Inc.

27   Financial Data Schedule

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              The Right Start, Inc.


September 12, 1997           By:\S\ Jerry R. Welch
                               -----------------------
Date                           Jerry R. Welch
                               Chief Executive Officer



September 12, 1997           By:\S\ Gina M. Shauer
                               -----------------------
Date                           Gina M. Shauer
                               Chief Financial Officer