Form 10-Q
period 1997-11-01
RIGHT START INC /CA
filed 1997-12-16
CIK 878720

================================================================================
                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                          ----------------------------
                             Washington, D.C. 20549

(Mark One)

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the quarterly period ended November 1, 1997

                                       OR

o  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

                          ----------------------------

                        Commission file number: 0-19536

                              The Right Start, Inc.
             (Exact name of Registrant as specified in its charter)
                          ----------------------------

California                                                   95-3971414
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

5334 Sterling Center Drive
Westlake Village, California 91361
(Address of principal executive offices)  (Zip code)

                                 (818) 707-7100
               (Registrant's telephone number including area code)

                                 Not applicable
     (Former name, former address, and former fiscal year, if changed since last report)

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

Title:  Common Stock                            Outstanding:  10,119,639 shares
================================================================================

                              THE RIGHT START, INC.

                               INDEX TO FORM 10-Q
                  FOR THE THIRTEEN AND THIRTY-NINE WEEK PERIODS
                             ENDED NOVEMBER 1, 1997



                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

        Consolidated Balance Sheet                                    3
        Consolidated Statement of Operations                          4
        Consolidated Statement of Cash Flows                          5
        Notes to Consolidated Financial Statements                    6

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                         8


                           PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K                             10

SIGNATURES                                                           11

                              THE RIGHT START, INC.
                                  BALANCE SHEET
                                   (unaudited)


                                                    November 1,     February 1,
                                                        1997            1997
                                                   ------------    ------------

ASSETS
Current assets:
   Cash                                            $    181,000    $    313,000
   Accounts receivable                                  539,000         938,000
   Note receivable                                      108,000         200,000
   Merchandise inventories                            9,345,000       7,664,000
   Prepaid catalog expenses                             565,000         782,000
   Deferred pre-opening costs, net                      143,000         543,000
   Other current assets                               1,493,000       1,264,000
                                                   ------------    ------------

                                                     12,374,000      11,704,000
                                                   ------------    ------------
   Property, plant and equipment, net                10,269,000       9,841,000
   Other non-current assets                              35,000          37,000
   Deferred income tax benefit                        1,400,000       1,400,000
                                                   ------------    ------------

                                                     11,704,000      11,278,000
                                                   ------------    ------------

                                                   $ 24,078,000    $ 22,982,000
                                                   ============    ============


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses           $  4,738,000    $  6,076,000
   Accrued salaries and bonuses                         385,000         517,000
   Advance payments on orders                            73,000          31,000
   Note payable                                       1,594,000       1,833,000
                                                   ------------    ------------

                                                      6,790,000       8,457,000
                                                   ------------    ------------

   Note payable long term                             3,000,000       2,643,000
   Senior subordinated notes, net of
   unamortized discount of $295,000                   2,705,000
   Convertible subordinated debentures                3,000,000       3,000,000
   Deferred rent                                      2,030,000       1,710,000
                                                   ------------    ------------

                                                     10,735,000       7,353,000
                                                   ------------    ------------
Commitments and contingencies
Shareholders' equity:
   Common stock (25,000,000 shares authorized at
   no par value; 10,119,639 and 7,949,306 shares
   issued and outstanding, respectively)             22,337,000      16,961,000

   Accumulated deficit                              (15,784,000)     (9,789,000)
                                                   ------------    ------------

                                                      6,553,000       7,172,000
                                                   ------------    ------------

                                                   $ 24,078,000    $ 22,982,000
                                                   ============    ============

                              THE RIGHT START, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)



                                           Thirteen Weeks Ended            Thirty-nine Weeks Ended
                                         --------------------------      ---------------------------
                                         November 2,     November 1,     November 2,     November 1,
                                             1997           1996            1997            1996
                                             ----           ----            ----            ----

Net sales:
Retail                                  $  7,311,000    $  5,976,000    $ 22,896,000    $ 17,486,000
Catalog                                    1,910,000       2,829,000       6,214,000      11,757,000
                                        ------------    ------------    ------------    ------------
                                           9,221,000       8,805,000      29,110,000      29,243,000
Other revenues                               194,000         175,000         354,000         571,000
                                        ------------    ------------    ------------    ------------
                                           9,415,000       8,980,000      29,464,000      29,814,000
                                        ------------    ------------    ------------    ------------
Costs and expenses:
Cost of goods sold                         4,480,000       4,604,000      14,655,000      15,890,000
Operating expense                          5,057,000       4,284,000      15,078,000      13,995,000
General and administrative expense         1,059,000       1,146,000       2,860,000       3,597,000
Depreciation and amortization expense        537,000         458,000       1,705,000       1,287,000
                                        ------------    ------------    ------------    ------------
                                          11,133,000      10,492,000      34,298,000      34,769,000
                                        ------------    ------------    ------------    ------------
Operating loss                            (1,718,000)     (1,512,000)     (4,834,000)     (4,955,000)
Interest expense (income), net               316,000          49,000         806,000          83,000
Other expense                                 35,000         286,000         328,000         736,000
                                        ------------    ------------    ------------    ------------

Loss before income taxes                  (2,069,000)     (1,847,000)     (5,968,000)     (5,774,000)
Income tax provision (benefit)                 7,000                          27,000        (425,000)
                                        ------------    ------------    ------------    ------------
Net loss                                $ (2,076,000)   $ (1,847,000)   $ (5,995,000)   $ (5,349,000)
                                        ============    ============    ============    ============

Loss per share                          $      (0.22)   $       (0.23)  $      (0.67)   $      (0.84)
                                        ============    ============    ============    ============

Weighted average number of shares
outstanding                                9,566,254       7,950,625       8,886,416       6,379,759
                                        ============    ============    ============    ============


                              THE RIGHT START, INC.
                             STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                   Thirty-nine Weeks
                                                                         Ended
                                                               --------------------------
                                                                November 1,    November 2,
                                                                   1997          1996
                                                                   ----          ----

Cash flows from operating activities:
   Net loss                                                    $(5,995,000)   $(5,349,000)
   Adjustments to reconcile net loss
   to net cash used in operating activities:
   Depreciation and amortization                                 1,705,000      1,287,000
   Amortization of discount on senior subordinated notes            57,000
   Change in assets and liabilities affecting operations        (2,428,000)      (983,000)
                                                                ----------     ----------
   Net cash used in operating activities                        (6,661,000)    (5,045,000)
                                                                ----------     ----------

Cash flows from investing activities:
   Additions of property, plant and equipment                   (1,614,000)    (3,399,000)

                                                                ----------     ----------
   Net cash used in investing activities                        (1,613,000)    (3,399,000)
                                                                ----------     ----------
Cash flows from financing activities:
   Borrowings (repayments) under note payable to bank, net        (239,000)       494,000
   Proceeds from note payable, long term                           357,000
   Proceeds from private placement of common stock               3,705,000
   Proceeds from common stock issued upon
   exercise of stock options                                     1,320,000        182,000
   Proceeds from common stock issued pursuant a
   rights offering                                                              4,906,000
   Proceeds from sale of senior subordinated notes               3,000,000

   Proceeds from sale of convertible subordinated debentures                    3,000,000
                                                                ----------     ----------
   Cash provided by financing activities                         8,143,000      8,582,000
                                                                ----------     ----------
Net increase (decrease) in cash                                  (132,000)       138,000
Cash at beginning of period                                        313,000        141,000
                                                                ----------     ----------
Cash at end of period                                          $   181,000    $   279,000
                                                                ==========     ==========


                              THE RIGHT START, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:    Description of Business and Significant Accounting Policies

The Right Start, Inc. is a leading merchant offering unique, high-quality juvenile products for infants and young children. The Company markets its products through its retail stores, located in major regional malls and street locations across the nation, and through The Right Start Catalog.

Effective February 1, 1997, the Company changed its fiscal year end to the Saturday closest to the last day of January. Previously, the Company reported on a fiscal year ending the Saturday closest to the last day of May. This resulted in a thirty-three week reporting period for the period June 2, 1996 through February 1, 1997 (the "Transition Period").

There have been no changes in the Company's significant accounting policies as set forth in the Company's consolidated financial statements for the Transition Period. These unaudited consolidated financial statements as of November 1, 1997 and for the thirteen and thirty-nine periods then ended have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Certain reclassifications have been made to conform prior year amounts to current year presentation.

Results of operations for the thirteen and thirty-nine week periods ended November 1, 1997 are not necessarily indicative of the results that may be expected for the year ending January 31, 1998.

NOTE 2:    Per Share Data

Earnings per share is computed in accordance with the treasury stock method based upon the weighted average number of common shares and dilutive common stock equivalents outstanding. Common stock equivalents comprise stock options outstanding to key executives, employees and directors.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"). FAS 128 is effective for the Company at January 31, 1998. The statement requires that basic earnings per share ("EPS") be presented instead of primary EPS. It also requires both basic and diluted EPS be presented on the face of the income statement, if applicable, as well as additional disclosures on the components of EPS. Had the Company adopted FAS 128 at November 1, 1997, there would be no effect on the financial statements for the periods then ended.

NOTE 3:    Supplemental Disclosure of Cash Flow Information

Interest paid amounted to $670,000 and $59,000 for the thirty-nine weeks ended November 1, 1997 and November 2, 1996, respectively. Cash paid for income taxes was $5,000 and $12,000 for the thirty-nine weeks ended November 1, 1997 and November 2, 1996, respectively.

Details of changes in assets and liabilities which increased (decreased) cash is presented below:

                                          Thirty-nine weeks ended
                                         --------------------------
                                         November 1,     November 2,
                                            1997             1996
                                            ----             ----

 Accounts receivable                     $   399,000    $  (267,000)
 Note receivable                              92,000       (229,000)
 Merchandise inventories                  (1,681,000)    (2,192,000)
 Prepaid catalog expenses                    217,000         85,000
 Other current assets                       (229,000)       675,000
 Other non-current assets                      2,000       (395,000)
 Accounts payable and accrued expenses    (1,339,000)     1,486,000
 Accrued salaries and bonuses               (132,000)      (146,000)
 Advance payments on orders                   42,000        (68,000)
 Deferred pre-opening costs                 (119,000)      (582,000)
 Deferred rent                               320,000        650,000
                                         -----------    -----------
                                         $(2,428,000)   $  (983,000)
                                         ===========    ===========

       Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operation


      Thirteen weeks ended November 1, 1997 compared with November 2, 1996
      --------------------------------------------------------------------


Net sales for the thirteen weeks ended November 1, 1997 increased 5% to $9,221,000 as compared to $8,805,000 for the same period last year. Retail net sales increased 22% to $7,311,000 from $5,976,000 last year, while catalog net sales decreased 33% to $1,910,000 from $2,829,000 last year. The increase in retail sales results from an increase in the number of stores open from 30 at November 2, 1996 to 40 at November 1, 1997, offset by a decline in average sales per store. The catalog sales decline is in line with the reduced circulation planned for this period as compared to the same period of the prior year. The Company has reduced the circulation of The Right Start Catalog in order to better position it to strategically support and complement the retail store operations.

Cost of goods sold decreased 3% to $4,480,000 from $4,604,000, resulting in a gross margin of 51.4% for the third quarter of fiscal 1997 compared to 47.7% last year. Improved margins reflect the stronger initial margins on new products being introduced.

Operating expense increased 18% or $773,000, primarily due to the additional occupancy costs associated with the stores opened during and since the prior year period.

General and administrative expense decreased 8% or $87,000 as compared with the third quarter of the prior year. The expense reduction is reflective of management's on-going efforts to reduce corporate overhead expenses.

Depreciation and amortization expense increased to $537,000 from $458,000 due to opening of new stores during and since last year.

Interest expense, net was $316,000 for the quarter ended November 1, 1997 as compared to $49,000 for the same period of the prior year. The increase is due to the increased borrowings under the Company's credit facility and the issuance of the subordinated notes and convertible debentures.

Other expense decreased $251,000 to $286,000 for the quarter ended November 1, 1997. The prior year expense reflects the severance accrual associated with the resignation of one of the Company's key executives.



     Thirty-nine weeks ended November 1, 1997 compared with November 2, 1996
     -----------------------------------------------------------------------

Net sales for the fiscal 1997 period remained relatively flat as compared to the same period last year. For the fiscal 1997 period, retail net sales increased 31% to $22,896,000 from $17,486,000 last year, while catalog net sales decreased 47% to $6,214,000 from $11,757,000 last year. The increase in retail sales results from an increase in the number of stores open from 30 at November 2, 1996 to 40 at November 1, 1997, offset by a decline in average sales per store. Contributing to the decline in average sales per store was the extensive amount of promotional activity that occurred in 1996 not present in 1997. The catalog sales decline is in line with the reduced circulation planned for this period as compared to the same period of the prior year. The Company has reduced the circulation of The Right Start Catalog in order to better position it to strategically support and complement the retail store operations.

Cost of goods sold decreased 8% to $14,655,000 from $15,890,000, resulting in a gross margin of 49.7% for the first three quarters of fiscal 1997 compared to 45.7% last year. Improved margins reflect the reduced promotional activity as compared to the prior year and stronger initial margins on new products being introduced.

Operating expense increased 8% due to the increases in payroll, occupancy and other costs related to the new stores in operation, offset by reductions in catalog production costs.

General and administrative expense decreased 21% or $737,000 for the nine month period ended November 1, 1997 as compared with the same period last year. The expense reduction is reflective of management's efforts to reduce corporate overhead expenses.

Depreciation and amortization expense increased to $1,705,000 for the nine months ended November 1, 1997 as compared to $1,287,000 for the same period of the prior year due to opening of new stores during and since last year.

Interest expense, net increased to $806,000 for the nine month period ended November 1, 1997 as compared to $83,000 for the same period of the prior year. The increase is due to the increased borrowings under the Company's credit facility and the placement of the subordinated notes and convertible debentures.

Other expense of $328,000 for the nine months ended November 1, 1997 is primarily attributed to severance expense recorded in conjunction with the termination of certain management employees and costs incurred in relocating the Company's catalog distribution facilities. This compares to $736,000 of severance expense recorded in the same period of 1996.


Liquidity and Capital Resources

During the nine months ended November 1, 1997, the Company's primary source of liquidity was from the sale of subordinated debentures, the private placement of 1,510,000 shares of common stock and the proceeds from the exercise of common stock options. These sources funded cash used in operations of $6,662,000 and in investing activities of $1,613,000. Capital expenditures represent amounts incurred in the construction of new stores which were opened in late 1996 and in the first three quarters of fiscal 1997. The Company opened six stores in fiscal 1997 through December 5, 1997.

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

Effective September 4, 1997, the Company entered into a Securities Purchase Agreement with a limited number of investors (some of whom are affiliates of the Company), pursuant to which it issued 1,510,000 shares of common stock at $2.50 per share, generating proceeds of $3,705,000 for the Company.

The Company has a credit facility (the "Credit Facility") which consists of a $10,000,000 revolving line of credit for working capital (the "Revolving Line") and a $3,000,000 capital expenditure facility (the "Capex Line"). Availability under the Revolving Line is subject to a defined borrowing base. As of November 1, 1997, borrowings of $1,594,000 and $3,000,000 were outstanding under the Revolving Line and the Capex Line, respectively, and $3,205,000 was available under the Revolving Line. The Credit Facility terminates on November 19, 1999 and on such date all borrowings thereunder are immediately due and payable. Borrowings under the Credit Facility are secured by substantially all of the Company's assets.

The Credit Facility, as amended, requires the Company at all times to maintain net worth (defined to include equity and subordinated debt) of at least $8 million. The Credit Facility also limits the Company's EBITDA (as defined in the Credit Facility) to losses of $3,000,000 during the three quarter period ending November 1, 1997. Thereafter, the Credit Facility requires the Company's interest coverage (as defined therein) to be at least (i) 1.5 to 1.0 for the quarter ending January 31, 1998, (ii) 1.0 to 1.0 for the two quarter period ending April 30, 1998, (iii) 1.5 to 1.0 for the three quarter period ending July 31, 1998, and (iv) 2.0 to 1.0 for the four quarter period at the end of each subsequent quarter. Interest coverage is defined in the Credit Facility as EBITDA divided by interest expense (each defined therein). During the first three quarters of fiscal 1997, the Company's losses exceeded those permitted by the Credit Facility. The lender subsequently waived the requirement for the period ended November 1, 1997 and amended the Credit Facility to require minimum availability on the Revolving Line of $400,000.

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

The Company filed no Reports on Form 8-K during the period ended November 1, 1997.

The following exhibits of The Right Start, Inc. are included herein.

Exhibit
Number


27       Financial Data Schedule

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              The Right Start, Inc.


December 15, 1997              By:   \S\ Jerry R. Welch
-----------------                    -------------------
Date                                 Jerry R. Welch
                                     Chief Executive Officer


December 15, 1997               By:   \S\ Gina M. Shauer
-----------------                     ------------------
Date                                   Gina M. Shauer
                                       Chief Financial Officer