Form 10-K405
period 1998-01-31
RIGHT START INC /CA
filed 1998-05-01
CIK 878720

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


(Mark one)                        FORM 10-K

(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required effective October 7, 1996)

                  For the fiscal year ended January 31, 1998

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)

                          Commission file no. 0-19536

                             THE RIGHT START, INC.
                          ---------------------------
            (Exact name of registrant as specified in its charter)

               California                         95-3971414
               ----------                         ----------
      (State or other jurisdiction of          (I.R.S. Employer
       incorporation or organization)         Identification No.)

5388 Sterling Center Dr., Unit C, Westlake Village, California        91361
--------------------------------------------------------------        -----
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes X  No___
                                          ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [X]

As of April 15, 1998, approximately 3,134,963 shares of the Registrant's Common Stock held by non-affiliates were outstanding and the aggregate market value of such shares was approximately $6,662,000.

As of April 15, 1998 there were outstanding 10,103,639 shares of Common Stock, no par value, with no treasury stock.

Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 29, 1998 (the "Proxy Statement") are incorporated by reference into Part III hereof.

Total number of pages in this report: ___
 (Exhibit index located on page ___)

  This Annual Report on form 10-K contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Discussions containing such forward-looking statements may be found in the material set forth under Item 1. Business and Item 7. Management's Discussion and Analysis, as well as within this Annual Report generally (including any document incorporated by reference herein). Also, documents subsequently filed by the Company with the Securities and Exchange Commission may contain forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors identified herein or in other public filings by the Company, including but not limited to, the Company's Registration Statement on Form S-3 (File No. 333-08175).

                                     PART I

ITEM 1.  BUSINESS
-------  --------

GENERAL
-------

  The Right Start, Inc. ("The Right Start" or "the Company") is a leading merchant offering unique, high-quality products for infants and young children. The Company markets its products through 40 retail stores and through The Right Start Catalog. The Company is a market leader offering approximately 800 items targeting infants and children from pre-birth up to age four. Products offered are carefully selected to meet parents' baby care needs in such categories as Nursery, Baby's Health, Feeding, Travel, Developmental and Apparel.

HISTORY
-------

  The Company was formed in 1985 to capitalize upon growing trends towards the use of mail order catalogs and the demand for high quality infants' and children's goods. Until the formation of the Company, new parents' alternatives were low-service mass merchant stores or sparsely-stocked, high-priced infant and children specialty stores. To counter this, The Right Start carefully screened infant and toddler products in order to identify those considered to be the "best of the best," that is, the safest, most durable, best designed and best valued items.

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

RETAIL OPERATIONS
-----------------

  At January 31, 1998, the Company had 43 stores in operation with 38 of these located in major regional malls throughout the United States. The remaining five stores are in Southern California: four in street locations and one in an outlet mall. The stores' product mix includes a wide variety of items to meet the needs of the parents of infants and small children, all presented within a store designed to provide a safe, baby-friendly environment for the shopping ease of new parents. The Company recently increased its offering to include an expanded selection of infant care products, apparel and developmental items.

  The number of stores open reflects the rapid growth that the Company experienced in 1996 and early 1997, wherein 24 mall stores were opened. After studying the results of both the mall and street locations, management concluded that street locations represented a much more appropriate format for future retail growth. These locations are more convenient to access and shop for the Company's customers, many of whom are shopping with infants and small children. Further, street locations are more cost efficient to build and operate. Accordingly, the Company has adopted a store opening plan which calls for the opening of six or more street-location stores in 1998.

  In addition to reevaluating store location strategy, in 1997 the Company determined that certain existing mall locations were not performing at an acceptable level and implemented a store closing plan. Nine stores were identified for closure and the Company is in the process of closing those of the nine that have not already closed.

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

ADVERTISING AND MARKETING
-------------------------

  The Right Start positions its mall stores in premier locations of top malls in order to capitalize on the malls' ability to attract a high volume of customers. Accordingly, minimal promotional advertising is done for these stores. For street locations, additional marketing programs are done to establish an awareness of the stores in the local markets. These programs include direct mail pieces and local newspaper advertising. In addition, the stores' point of sale system provides a strong marketing database. Customers' names and addresses are captured and are then used for promotional mailings and other follow up. Further, the Right Start Catalog provides effective marketing support for the stores. Catalogs are distributed in existing and future retail markets to a targeted customer base.

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

PURCHASING
----------

  The Right Start purchases products from over 300 vendors. No single vendor represents more than 4% of overall sales. In total, the Company imports approximately 13% of the products offered and this source is expected to grow in the next year as the Company expands its private label and import programs. Imported items have historically had higher gross profit margins and tend to provide more opportunities for the Company to offer a large selection of unique goods.

RECENT DEVELOPMENTS
-------------------

  Effective April 13, 1998, the Company completed a private placement of non-interest bearing senior subordinated notes in an aggregate principal amount of $3,850,000, together with warrants to purchase an aggregate of 3,850,000 shares of common stock exercisable at $1.00 per share. The new securities were sold for an aggregate purchase price of $3,850,000 and were purchased primarily by affiliates of the Company. In connection with the sale of the new securities, the Company entered into an agreement with all of the holders of the Company's existing subordinated debt securities, representing an aggregate principal amount of $6,000,000. Pursuant to the agreement, each holder agreed to exchange all of its subordinated debt securities together with any warrants issued in connection therewith, for newly issued preferred stock. Holders of $3,000,000 principal amount of existing subordinated debt securities elected to receive Series A Preferred Stock which will have no fixed dividend rights, will not be convertible into common stock and will be mandatorily redeemable by the

Company in May 2002. Holders of $3,000,000 principal amount of existing subordinated debt securities elected to receive Series B convertible preferred stock which will have no fixed dividend rights, will be convertible into common stock at a price per share of $1.50 and will not be mandatorily redeemable by the Company. Holders of the $3,850,000 principal amount of new subordinated debt securities elected to receive Series C convertible preferred stock which will have no fixed dividend rights, will be convertible into common stock at a price per share of $1.00 and will not be mandatorily redeemable by the Company. The issuance of the shares of preferred stock upon exchange of the subordinated debt securities is subject to approval of the Company's shareholders, which approval the Company expects to obtain at its annual meeting scheduled to be held in June 1998.

EMPLOYEES
---------

  As of April 26, 1998, the Company employed 321 employees, approximately 55 percent of whom were part-time. During the retail holiday season, additional temporary employees are hired. The Company's employees have not entered into any collective bargaining agreements nor are they represented by union. The Company considers its employee relations to be good.

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

TRADEMARKS
----------

  The Company has registered and continues to register, when deemed appropriate, certain U.S. trademarks and trade names, including "The Right Start Catalog." The Company considers these trademarks and tradenames to be readily identifiable with, and valuable to, its business.

ITEM 2.  PROPERTIES
-------  ----------

  At January 31, 1998, The Right Start operated 43 retail stores in 16 states. The Company leases each of its retail locations under operating leases with lease terms ranging from six to ten years, including provisions for early termination in most locations if certain sales levels are not achieved. At certain locations, the Company has options to extend the term of the lease. In most cases, rent provisions include a fixed minimum rent plus a contingent percentage rent based on net sales of the store in excess of a certain threshold.

  The Right Start currently leases approximately 26,000 square feet of mixed use space in Westlake Village, California. The Company's corporate office and first retail store reside in this space. The building's lease agreement terminates in April 1998. The Company is moving its corporate office to another location in Westlake Village, California which it is leasing as a sub-tenant under an 18 month lease. The space being leased is approximately 13,000 square feet.

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

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ----------------------------------------------------

Not applicable.

                                    PART II

ITEM 5.       MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDERS'
-------       ---------------------------------------------------------------
              MATTERS
              -------

     The Company's common stock is traded on the Nasdaq National Market system under the symbol RTST. The Company's stock is held of record by approximately 126 registered shareholders as of April 15, 1998. The following table sets forth the range of high and low bid prices on the Nasdaq National Market for the Common Stock for the periods indicated.

                                      Bid Price
                                  ------------------
                                  High          Low
                                  -----         ----
Fiscal 1997
-----------
First Quarter                     $5.50        $2.13
Second Quarter                     3.38         2.25
Third Quarter                      3.50         2.38
Fourth Quarter                     2.69         1.75

Transition Period
-----------------
First Quarter                      6.88         4.25
Second Quarter                     5.63         4.56
Third Quarter (1)                  6.38         5.00


1) Covers the period from December 1, 1996 to February 1, 1997, the date to which the Company changed its fiscal year end

The Company has not paid dividends on its common stock and presently intends to continue this policy. In addition, the Company's credit agreement contains a number of financial covenants which may, among other things, limit the Company's ability to pay dividends.

ITEM 6.   SELECTED FINANCIAL DATA - (Dollars in thousands except share
-------   -----------------------
          data)

                             FISCAL YEAR      TRANSITION               FISCAL YEAR
-------------------------------------------------------------------------------------------------
                                  1997         PERIOD         1996          1995          1994

EARNINGS DATA
  Revenues:
   Net sales                   $   38,521    $   27,211    $   40,368    $   44,573    $   49,204
   Other revenues                                                 877         1,168         1,311
                               ------------------------------------------------------------------

                                   38,521        27,211        41,245        45,741        50,515

   Net income (loss)               (9,241)       (5,378)       (3,899)       (2,106)          176
   Earnings (loss) per share        (1.01)        (0.67)        (0.60)        (0.33)         0.03


SHARE DATA
  Weighted average
   shares outstanding           9,188,172     8,006,190     6,536,813     6,300,000     6,637,142

BALANCE DATA SHEET
    Current assets             $    8,908    $   11,704    $    8,353    $    9,660    $   12,002
    Total assets                   18,462        22,982        17,475        14,632        18,221
    Current liabilities             4,796         8,457         4,649         3,690         4,979
    Long-term debt                  8,734         5,643
    Shareholders' equity            3,307         7,172        11,902        10,694        12,800

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------   ---------------------------------------------------------------
          RESULTS OF OPERATION
          --------------------


RESULTS OF OPERATIONS
---------------------

     This discussion should be read in conjunction with the information contained in the Financial Statements and accompanying Notes thereto of the Company appearing elsewhere in this Form 10-K.

     Transition Period results have been presented and discussed to provide the reader with an understanding of the Company's financial condition and results of operations. Comparisons have been made, based on the significant operating factors in each period, to the current fiscal year, the comparable period of the Fiscal 1996 and based on annualized Transition Period data. Annualized data was computed by multiplying the thirty-three week results by 1.58. Where annualized results are used, these calculations have been presented for purposes of analysis only.


FISCAL 1997 COMPARED WITH TRANSITION PERIOD
-------------------------------------------

     Revenues for Fiscal 1997 were $38.5 million compared to $27.2 million for the Transition Period ($43.0 million annualized). Retail net sales were $31.1 million in Fiscal 1997 and $19.6 million in the Transition Period ($31.0 million annualized); catalog net sales were $7.4 million in Fiscal 1997 and $7.6 million in the Transition Period ($12.1 million annualized). Retail net sales were flat between Fiscal 1997 and the annualized Transition Period, reflecting the partial year impact of three new stores opened in early Fiscal 1997 and three new stores opened at the end of the year, offset by same-store sales declines. The 39% decline in annualized catalog net sales reflects the continued downsizing of the Company's catalog circulation. Fiscal 1997 circulation was down 32% compared to the annualized Transition Period circulation. This reflects the Company's plan to reduce the mailings of the catalog to operate it at a more profitable level.

     Cost of goods sold represented 50% of net sales in Fiscal 1997 and 53% in the Transition Period. The Company has achieved better gross margins in Fiscal 1997, continuing the favorable trend in gross margin that began in the Transition Period. At the same time, average inventory turns have increased from two times in the Transition Period to three times in Fiscal 1997. This reflects the ongoing effort to right size inventory levels and minimize the need for markdowns.

     Operating expenses increased as a percentage of net sales to 50% or $19.2 million in Fiscal 1997 compared to 46% in the Transition Period or $12.6 million. Included in operating expenses in Fiscal 1997 and the Transition Period are retail occupancy costs of $5.9 million or 15% of sales and $2.9 million or 11% of sales, respectively. The remaining $13.3 million or 35% of sales and $9.7 million or 36% of sales, respectively, are payroll and other operating expenses. These costs have decreased as a percentage of sales, reflecting management's on-going attention to cost reductions. The burden of fixed occupancy costs in light of the decline in same-store-sales had a negative impact on the Company's results for Fiscal 1997. This fact is a major part of the Company's decision to focus its retail expansion plans on street locations, wherein occupancy and other fixed operating costs are substantially lower than in mall locations.

     General and administrative expenses were $3.9 million in Fiscal 1997 compared to $2.9 million in the Transition Period ($4.6 million annualized). The 16% decline in general and administrative expenses between the annualized Transition Period and Fiscal 1997 reflects the impact of payroll and other overhead cost reductions made in connection with the Company's ongoing efforts to reduce expenses.

     Pre-opening cost amortization was $.7 million in Fiscal 1997 compared to the annualized Transition Period expense of $.8 million. The decrease is due to the reduction in the number of stores opened in Fiscal 1997. In the third quarter of Fiscal 1997, the Company changed its method of accounting for pre-opening costs and began expensing them in the first full month of the store's operations. Previously, the Company deferred pre-opening costs and amortized them over twelve months.

     Depreciation and amortization expense increased to $1.6 million in Fiscal 1997 compared to $.8 million ($1.3 million annualized) in the Transition Period. The increase results from a full-year impact of the addition of build-outs and equipment for the new stores opened during the Transition Period and the partial-year impact of stores opened during Fiscal 1997.

     Interest expense, net increased from $.2 million in the Transition Period ($.3 million annualized) to $1.1 million in Fiscal 1997. This reflects the interest charge on the Company's borrowings under its credit facility and subordinated debt issuances which funded operating losses and growth.

     Included in other expense of $1.9 million in Fiscal 1997 are the costs incurred in the write-off of assets and expenses associated with the move of the Company's east coast warehouse facilities and store closures.


TRANSITION PERIOD COMPARED WITH FISCAL 1996
-------------------------------------------

     Revenues for the Transition Period were $27.6 million compared to $41.8 million for Fiscal 1996. Catalog net sales for the Transition Period were $7.6 million and were $16.6 million for the comparable period of Fiscal 1996. The 54% decline in catalog net sales was a result of a significant decrease in catalog circulation. The decrease in circulation reflects management's efforts to discontinue the summer sale catalog which generated very low margin sales and eliminate circulation to unprofitable mailing lists.

     Retail net sales were $19.6 million for the Transition Period compared to $17.1 million for Fiscal 1996. Annualized Transition Period retail net sales were $30.8 million. The increase in retail net sales was a result of the Company's retail expansion; 37 stores were open at February 1, 1997 as compared to 22 at June 1, 1996. Further, the Transition Period includes the benefit of a full period's results for the eleven stores opened in Fiscal 1996.

     Cost of goods sold represented 53% of net sales in the Transition Period and 54% of net sales in Fiscal 1996. The improvement in gross margin reflected the net positive impact of steadily improved margins beginning in Fall 1996, offset by lower margins generated at the beginning of the Transition Period due to heavy promotional activity to improve the Company's inventory position. The margin improvement was attributed to better management of inventory levels and the elimination of excessive mark-down promotions.

     Operating expense was $12.6 million, or 46% of net sales, in the Transition Period compared to $18.3 million, or 45% of net sales, in Fiscal 1996. The increase was primarily attributed to the addition of senior retail operations management and increased telemarketing costs for the catalog.

     General and administrative expense in the Transition Period was $2.9 million (or $4.6 million annualized) compared to $4.3 million in Fiscal 1996. The increase reflected the investment made in executive and senior management in the merchandising areas to support the Company's new retail stores and implement the Company's merchandising strategy, offset by decreases in certain general corporate overhead expenses.

     The Transition Period increase in pre-opening cost amortization of $110,000 (or $414,000 on an annualized basis) compared to $418,000 in Fiscal 1996 resulted from the retail expansion over the last two years. The Company amortized its new store opening costs over the first twelve months of each store's operations.

     Depreciation and amortization was $833,000 during the Transition Period ($1,313,000 annualized) as compared to $938,000 in Fiscal 1996. The increase was due to the increase in property and equipment resulting from the construction of new stores and installation of the Company's new information system.

     Other expense of $851,000 incurred during the Transition Period was primarily attributed to the following: The Company's former President resigned in October 1996 resulting in a $280,000 severance charge; the Company prepaid its line of credit upon funding of its new credit facility (see Liquidity and Capital Resources) resulting in $145,000 of prepayment charges; and the Company had taken action to close two unprofitable retail store locations, which has resulted in a write-off of $425,000 in non-recoverable assets. The $450,000 of Other expense in Fiscal 1996 resulted from the severance charge associated with the resignation of the Company's former Chief Executive Officer.

     The Company recognized $207,000 of income tax expense for the Transition Period. This charge resulted from management's revaluation of the deferred tax asset. In evaluating the deferred tax asset, management considered the Company's plans and projections and available tax planning strategies.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     During Fiscal 1997, the Company's primary sources of liquidity were from borrowings under its $13 million senior credit facility (the "Credit Facility") and proceeds from the sale of $3.0 million of subordinated debentures with warrants. These sources financed the Company's operations and capital expenditures. Capital expenditures of approximately $2.0 million were incurred in new store openings and refurbishing several of the Company's older stores.

     The Credit Facility consists of a $10,000,000 revolving line of credit for working capital (the "Revolving Line") and a $3,000,000 capital expenditure facility (the "Capex Line"). Availability under the Revolving Line is subject to a defined borrowing base. As of January 31, 1998, borrowings of $2,014,000 and $3,000,000 were outstanding under the Revolving Line and the Capex Line, respectively, and $1,081,000 was available under the Revolving Line. The Credit Facility terminates on November 19, 1999 and on such date all borrowings thereunder are immediately due and payable. Borrowings under the Credit Facility are secured by substantially all of the Company's assets.

     The Credit Facility, as amended, requires the Company at all times to maintain net worth (defined to include equity and subordinated debt) of at least $8 million. The Credit Facility also limits the Company's earnings before interest, taxes, depreciation and amortization (EBITDA) to the following loss amounts: $1.2 million for the three months ended April 30, 1998 and the six months ended July 31, 1998, $900,000 for the nine months ended October 31, 1998 and the twelve months ended January 31, 1999 and $500,000 for the twelve months ended April 30, 1999. Minimum EBITDA of zero is required for the twelve months ended July 31, 1999 and $400,000 for the twelve months ended October 31, 1999. In addition, capital expenditures are limited to $1,750,000 in fiscal years 1998 and 1999.

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

     In order to enhance the Company's liquidity and improve its capital structure, the Company completed a private placement of non-interest bearing senior subordinated notes in an aggregate principal amount of $3,850,000, together with warrants to purchase an aggregate of 3,850,000 shares of common stock exercisable at $1.00 per share. The new securities were sold for an aggregate purchase price of $3,850,000 and were purchased principally by affiliates of the Company. In connection with the sale of the new securities, the Company entered into an agreement with all of the holders of the Company's existing subordinated debt securities, representing an aggregate principal amount of $6,000,000. Pursuant to the agreement, each holder agreed to exchange all of its subordinated debt securities together with any warrants issued in connection therewith, for newly issued preferred stock. Holders of $3,000,000 principal amount existing subordinated debt securities elected to receive Series A Preferred Stock which will have no fixed dividend rights, will not be convertible into common stock and will be mandatorily redeemable by the Company in May 2002. Holders of $3,000,000 principal amount existing subordinated debt securities elected to receive Series B convertible preferred stock which will have no fixed dividend rights, will be convertible into common stock at a price per share of $1.50 and will not be mandatorily redeemable by the Company. Holders of the $3,850,000 principal amount of new subordinated debt securities elected to receive Series C convertible preferred stock which will have no fixed dividend rights, will be convertible into common stock at a price per share of $1.00 and will not be mandatorily redeemable by the Company. The issuance of the shares of preferred stock upon exchange of the subordinated debt securities is subject to the approval of the Company's shareholders, which approval the Company expects to obtain at its annual meeting scheduled to be held in June 1998.

     In connection with the above restructuring, the holders of $6.0 million principal amount of subordinated debt permanently waived their rights to receive interest payments and agreed to exchange such debt for preferred stock, resulting in the elimination of approximately $.6 million in annual interest payments. In addition, the proceeds from the Company's private placement of $3,850,000 were used to pay off the Company's revolving line of credit.

SEASONALITY
-----------

     The Company's business is not as significantly impacted by seasonal fluctuations, as compared to many other specialty retail and catalog operations. The Right Start's products are for the most part need-driven and the customer is often the end user of the product. However, the Company does experience increased sales during the Christmas holiday season.


IMPACT OF INFLATION
-------------------

     The impact of inflation on results of operations has not been significant.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------   -------------------------------------------

     The financial statements and supplementary data of the Company are as set forth in the "INDEX TO FINANCIAL STATEMENTS" on the following page.


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------   ---------------------------------------------------------------
          FINANCIAL DISCLOSURE
          --------------------

          Not applicable.


                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------  --------------------------------------------------

     The information contained in the Company's Proxy Statement under the captions "Executive Officers" and "Election of Directors" is incorporated herein by reference. The Company's Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of Fiscal 1997.


ITEM 11.  EXECUTIVE COMPENSATION
--------  ----------------------

     The information contained in the Company's Proxy Statement under the caption "Executive Compensation and Other Information" is incorporated herein by reference. The Company's Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of Fiscal 1997.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------  --------------------------------------------------------------

     The information contained in the Company's Proxy Statement under the caption "Principal Shareholders and Management" is incorporated herein by reference. The Company's Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of Fiscal 1997.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------  ----------------------------------------------

     The information contained in the Company's Proxy Statement under the caption "Certain Relationships and Related Transactions" is incorporated herein by reference. The Company's Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of Fiscal 1997.

                                    PART IV



ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

(A)  THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT.


     (1) FINANCIAL STATEMENTS:                               PAGE
                                                             ----

Report of Independent Accountants                             F-1

     Balance Sheet --
     January 31, 1998 and February 1, 1997                    F-2
     Statement of Operations - Periods Ended
     January 31, 1998, February 1, 1997 and June 1, 1996      F-3

     Statement of Changes in
     Shareholders' Equity -- Periods Ended
     January 31, 1998, February 1, 1997 and
     June 1, 1996                                             F-4
     Statement of Cash Flows --

     Periods Ended January 31, 1998,
     February 1, 1997 and June 1, 1996                        F-5

     Notes to Financial Statements                            F-6

     (2) FINANCIAL STATEMENT SCHEDULES:
     Valuation Reserves                                      F-16

     All other financial statement schedules are omitted because they are either not applicable or the required information is shown in the financial statements or notes thereto.

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

3.1.2 Form of Amendment to Articles of Incorporation, dated August 24, 1991*

3.2       Bylaws of the Company, as amended*

3.3       Specimen Certificate of the Common Stock
          (without par value)*

10.1      1991 Key Employee Stock Option Plan*

10.2      Stock Option Grant to Stanley Fridstein, dated
          March 15, 1991, as amended*

10.3      Stock Option Grant to Lenny Targon, dated
          March 15, 1991, as amended*

10.4      Form of Indemnification Agreement between
          Registrant and its directors and executive officers*

10.5 Asset Purchase Agreement for Acquisition of the Assets of Small People, Inc. and Jimash
          Corporation by Right Start Subsidiary I, Inc.*

10.6 Software License Agreement between the Registrant and Marriner Systems, Inc., dated April 27, 1994*

10.7      1995 Non-employee Directors Option Plan*

10.8 Registration Rights Agreement between Registrant and Kayne Anderson Non-Traditional Investments LP, ARBCO Associates LP, Offense Group Associates LP, Opportunity Associates LP, Fred Kayne, Albert O. Nicholas and Primerica Life Insurance Company*

-------------------------
/*/   Previously filed.

10.9 Termination and Release Agreement between The Right Start, Inc. and Lenny M. Targon dated February 28, 1996*

10.10 Asset Purchase Agreement dated as of July 29, 1996 by and between Blasiar, Inc. (DBA Alert Communications Company) and The Right Start, Inc.*

10.11 Termination and Release Agreement Inc. and Stanley M. Fridstein dated between The Right Start, as of September 19, 1996*

10.12 Convertible Debenture Purchase Agreement between The Right Start, Inc. and Cahill, Warnock Strategic Partners Fund, LP dated as of October 11, 1996*

10.13 Convertible Debenture Purchase Agreement between The Right Start, Inc. and Strategic Associates, LP dated as of October 11, 1996*

10.14 Registration Rights Agreement dated October 11, 1996 between The Right Start, Inc. and Strategic Associates, L.P.

10.15 Registration Rights Agreement dated October 11, 1996 between The Right Start, Inc. and Cahill, Warnock Strategic Partners Fund, L.P.

10.16 Loan and Security Agreement dated as of November 14, 1996 between The Right Start, Inc. and Heller Financial, Inc.*

10.17 First Amendment to Loan and Security Agreement and Limited Waiver and Consent*

10.18 Registration Rights Agreement dated May 6, 1997 between The Right Start, Inc. and certain Kayne Anderson funds, Cahill, Warnock Strategic Partners Fund, L.P., Strategic Associates, L.P., The Travelers Indemnity Company and certain other investors named therein

10.19 Registration Rights Agreement dated September 4, 1997 between The Right Start, Inc. and certain Kayne Anderson funds, Cahill, Warnock Strategic Partners Fund, L.P., The Travelers Indemnity Company and certain other investors named therein

10.20    The Right Start, Inc. Letter Agreement dated as of April 6, 1998*

10.21 The Right Start, Inc. Amendment to Letter Agreement dated as of April 13, 1998*

10.22 The Right Start, Inc. Securities Purchase Agreement dated as of April 13, 1998 between the Company and certain investors listed therein with respect to the Company's Senior Subordinated Notes due May 6, 2000 and warrants to purchase the Company's common stock.*

10.23 Registration Rights Agreement dated April 13, 1998 between The Right Start, Inc. and the investors named therein

23.1     Consent of Independent Accountants

27.1     Financial Data Schedule


(b)  REPORTS ON FORM 8-K

     There were no Reports on Form 8-K filed during the last quarter of Fiscal 1997.


(c) A list of exhibits included as part of this report is set forth in Part 1V of this Annual Report on Form 10-K above and is hereby incorporated by reference herein.


(d)  Not applicable

                                   SIGNATURES

     Pursuant to the requirement of Sections 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         THE RIGHT START, INC.
                                             (Registrant)


Dated: May 1, 1998              /s/ Jerry R. Welch
                                ------------------------------
                                Jerry R. Welch
                                Chairman of the Board, Chief
                                Executive Officer and
                                President

     Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Jerry R. Welch                          May 1, 1998
-------------------------------
Jerry R. Welch, Chairman of the
Board, Chief Executive Officer
and President


/s/ Richard A. Kayne                        May 1, 1998
-------------------------------
Richard A. Kayne, Director


/s/ Andrew D. Feshbach                       May 1, 1998
--------------------------------
Andrew D. Feshbach, Director


/s/ Robert R. Hollman                        May 1, 1998
--------------------------------
Robert R. Hollman, Director


/s/ Fred Kayne                               May 1, 1998
--------------------------------
Fred Kayne,  Director


/s/ Howard M. Zelikow                        May 1, 1998
--------------------------------
Howard M. Zelikow, Director


/s/ Gina M. Shauer                           May 1, 1998
--------------------------------
Gina M. Shauer, Chief Financial
Officer (Principal Financial and
Accounting Officer)

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------


To the Board of Directors and
Shareholders of The Right Start, Inc.

In our opinion, the financial statements listed in the index appearing under
Item 14(a) (1) and (2) on page 15 present fairly, in all material respects, the financial position of The Right Start, Inc. at January 31, 1998 and February 1, 1997, and the results of its operations and its cash flows for the fiscal year ended January 31, 1998, the thirty-three weeks ended February 1, 1997 and the fiscal year ended June 1, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


\s\ Price Waterhouse LLP
PRICE WATERHOUSE LLP
Los Angeles, California
March 6, 1998, except as to
 Note 11 which is as of
 April 13, 1998

                             THE RIGHT START, INC.

                                 BALANCE SHEET
                                 -------------

                                                                        January 31,              February 1,
                                                                           1998                     1997
                                                                           ----                     ----
ASSETS
------
Current assets:
  Cash                                                                 $   240,000             $   313,000
  Accounts receivable                                                      328,000                 938,000
  Note receivable                                                           77,000                 200,000
  Merchandise inventories                                                6,602,000               7,664,000
  Prepaid catalog expenses                                                 297,000                 782,000
  Deferred pre-opening costs, net                                           50,000                 543,000
  Other current assets                                                   1,314,000               1,264,000
                                                                       -----------             -----------
                                                                         8,908,000              11,704,000
                                                                       -----------             -----------

Property, plant and equipment, net                                       8,115,000               9,841,000
Other assets                                                                39,000                  37,000
Deferred income tax benefit                                              1,400,000               1,400,000
                                                                       -----------             -----------
                                                                         9,554,000              11,278,000
                                                                       -----------             -----------
                                                                       $18,462,000             $22,982,000
                                                                       ===========             ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Accounts payable and accrued expenses                                $ 2,372,000             $ 6,076,000
  Accrued salaries and bonuses                                             380,000                 517,000
  Advance payments on orders                                                30,000                  31,000
  Revolving line of credit                                               2,014,000               1,833,000
                                                                       -----------             -----------
                                                                         4,796,000               8,457,000
                                                                      ------------             -----------

Note payable                                                             3,000,000               2,643,000
Senior subordinated notes, net of unamortized
  discount of $266,000                                                   2,734,000
Subordinated convertible debentures                                      3,000,000               3,000,000
Deferred rent                                                            1,625,000               1,710,000

Commitments and contingencies

Shareholders' equity:
 Common stock (25,000,000 shares authorized,
   no par value; 10,103,639 and 8,153,639 shares
   issued and outstanding, respectively)                                22,337,000              16,961,000
 Accumulated deficit                                                   (19,030,000)             (9,789,000)
                                                                       -----------             -----------
                                                                         3,307,000               7,172,000
                                                                       -----------             -----------
                                                                       $18,462,000             $22,982,000
                                                                       ===========             ===========

                 See accompanying notes to financial statements.

                                 THE RIGHT START, INC.


                                 STATEMENT OF OPERATIONS
                                 -----------------------


                                                        Fiscal Year    Thirty-three     Fiscal Year
                                                           Ended        Weeks Ended         Ended
                                                         January 31,     February 1,       June 1,
                                                            1998            1997             1996
                                                         -----------    ------------    -------------
Net sales:
 Retail                                                  $31,107,000    $ 19,576,000    $  17,075,000
 Catalog                                                   7,414,000       7,635,000       23,293,000
Other revenues                                                                                877,000
                                                         -----------    ------------    -------------
                                                          38,521,000      27,211,000       41,245,000
                                                         -----------    ------------    -------------
Costs and expenses:
 Cost of goods sold                                       19,244,000      14,417,000       21,605,000
 Operating expense                                        19,212,000      12,608,000       18,282,000
 General and administrative expense                        3,912,000       2,941,000        4,341,000
 Pre-opening cost amortization                               711,000         528,000          418,000
 Depreciation and amortization expense                     1,608,000         833,000          938,000
                                                         -----------    ------------    -------------
                                                          44,687,000      31,327,000       45,584,000
                                                         -----------    ------------    -------------
Operating loss                                            (6,166,000)     (4,116,000)      (4,339,000)
Interest expense, net                                      1,143,000         204,000           37,000
Other expense, net                                         1,905,000         851,000          450,000
                                                         -----------    ------------    -------------
Loss before income taxes                                  (9,214,000)     (5,171,000)      (4,826,000)
Income tax provision (benefit)                                27,000         207,000         (927,000)
                                                         -----------    ------------    -------------
    Net loss                                            ($ 9,241,000)    ($5,378,000)    ($ 3,899,000)
                                                        ============     ===========     ============
Loss per share                                          ($      1.01)    ($     0.67)    ($      0.60)
                                                        ============     ===========     ============

Weighted average number of shares outstanding              9,188,172       8,006,190        6,536,813

                See accompanying notes to financial statements.

                             THE RIGHT START, INC.

                            STATEMENT OF CHANGES IN
                             SHAREHOLDERS' EQUITY
                             --------------------

                                                            Common Stock
                                                        ---------------------
                                                        Shares         Amount    Accumulated Deficit
                                                        ------         ------    -------------------
Balance at May 31, 1995                                6,300,000    $11,206,000     ($   512,000)

Issuance of shares pursuant
 to a rights offering                                  1,578,806      4,906,000

Issuance of shares pursuant
 to the exercise of stock options                         60,500        201,000

Net loss                                                                              (3,899,000)
                                                       ---------     ----------      -----------

Balance at June 1, 1996                                7,939,306      16,313,000      (4,411,000)

Issuance of shares pursuant
 to the exercise of stock options                        214,333         648,000

Net loss                                                                              (5,378,000)
                                                       ---------      ----------      ----------

Balance at February 1, 1997                            8,153,639      16,961,000      (9,789,000)

Issuance of shares pursuant
 to the exercise of stock options                        440,000       1,320,000

Issuance of shares pursuant to a
 private placement                                     1,510,000       3,705,000

Issuance of common stock warrants
 in conjunction with sale of senior
 subordinated notes                                                      351,000

Net loss                                                                              (9,241,000)
                                                       ---------       ---------      ----------

Balance at January 31, 1998                           10,103,639     $22,337,000    ($19,030,000)
                                                      ==========     ===========    ============

                See accompanying notes to financial statements.

                                 THE RIGHT START, INC.

                                 STATEMENT OF CASH FLOWS
                                 -----------------------

                                  Fiscal Year    Thirty-three    Fiscal Year
                                     Ended       Weeks Ended        Ended
                                  January 31,     February 1,      June 1,
                                     1998            1997           1996
                                  -----------    ------------    -----------
Cash flows from operating
 activities:
 Net loss                         ($9,241,000)    ($5,378,000)   ($3,899,000)
 Adjustments to reconcile
  net loss to net cash
  used in operating
  activities:
 Depreciation and amortization      1,608,000         833,000        938,000
 Pre-opening cost amortization        711,000         528,000        418,000
 Amortization of discount on
  senior subordinated notes            85,000
 Loss on store closings and
  relocation                        1,580,000
 Change in assets and
  liabilities affecting
  operations                       (1,316,000)       (957,000)       506,000
                                  -----------     -----------    -----------

     Net cash used in
      operating activities         (6,573,000)     (4,974,000)    (2,037,000)
                                  -----------     -----------    -----------

Cash flows from investing
 activities:
 Additions to property,
  plant and equipment              (2,063,000)     (3,607,000)    (4,165,000)
 Proceeds from sale of
  telemarketing center                                298,000
                                  -----------     -----------    -----------

     Net cash used in
      investing activities         (2,063,000)     (3,309,000)    (4,165,000)
                                  -----------     -----------    -----------

Cash flows from financing
 activities:
 Net proceeds from borrowings
  under revolving line of
  credit                              181,000       1,833,000
 Proceeds from borrowings under
  note payable                        357,000       2,643,000
 Proceeds from private placement
  of common stock                   3,705,000
 Proceeds from issuance of
  subordinated convertible
  debentures                                        3,000,000
 Proceeds from common stock
  issued upon exercise of
  stock options                     1,320,000         648,000        201,000
 Proceeds from sale of senior
  subordinated notes                3,000,000
 Proceeds from common stock
  issued pursuant a rights
  offering                                                         4,906,000
                                  -----------     -----------    -----------

      Cash provided by financing
       activities                   8,563,000       8,124,000      5,107,000
                                  -----------     -----------    -----------

 Net decrease in cash                 (73,000)       (159,000)    (1,095,000)

 Cash at beginning of period          313,000         472,000      1,567,000
                                  -----------     -----------    -----------

 Cash at end of period            $   240,000     $   313,000    $   472,000
                                  ===========     ===========    ===========

                See accompanying notes to financial statements.

                             THE RIGHT START, INC.

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

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

Fiscal Year
-----------

The Company has a fiscal year consisting of fifty-two or fifty-three weeks ending on the Saturday closest to the last day in January. Effective January 1997, the Company changed its fiscal year which had been the fifty-two or fifty-three weeks ending on the Saturday closest to the last day in May. The change in year end resulted in a thirty-three week transition period from June 2, 1996 to February 1, 1997 ("the Transition Period"). The fiscal years ended January 31, 1998 ("Fiscal 1997") and June 1, 1996 ("Fiscal 1996") were fifty-two week periods.

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

Prepaid Catalog Expenses
------------------------

Prepaid catalog expenses consist of the costs to produce, print and distribute catalogs. These costs are amortized over the expected sales life of each catalog. Catalog production expenses of $2,753,000, $1,844,000, and $6,061,000 were recorded in Fiscal 1997, the Transition Period and Fiscal 1996, respectively.

Property, Plant and Equipment
-----------------------------

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is provided using the straight-line method based upon the estimated useful lives of the assets, generally three to ten years. Amortization of leasehold improvements is based upon the term of the lease or the estimated useful life of the leasehold improvements, whichever is shorter.

------

Store Opening Costs
-------------------

Effective October 1, 1997, the Company changed the way costs incurred in opening stores are recognized. Previously, these costs had been deferred and amortized over 12 months commencing with the store opening. After the effective date, any pre-opening costs incurred for new stores were recognized as current period charges. The impact of this change was not significant to the Company's results of operations or financial position.

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

Per Share Data
--------------

Basic per share data is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding.

Stock-Based Compensation
------------------------

Compensation cost attributable to stock option plans is recognized based on the difference, if any, between the closing market price of the stock on the date of grant over the exercise price of the option. The Company has not issued any stock options with an exercise price less than the closing market price of the stock on the date of grant.

Reclassifications
-----------------

Certain reclassifications have been made to conform prior period amounts to current year presentation.

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

NOTE 2 - PROPERTY, PLANT AND EQUIPMENT, NET:
--------------------------------------------

                                             January 31,          February 1,
                                                1998                 1997
                                             -----------         -----------
Property, plant and equipment, at cost:
 Machinery, furniture and equipment          $ 3,669,000         $ 3,728,000
 Leaseholds and leasehold improvements         6,683,000           7,676,000
 Construction in progress                        551,000
 Computer software                               821,000             693,000
                                             -----------         -----------

                                              11,173,000          12,648,000
Accumulated depreciation and amortization     (3,058,000)         (2,807,000)
                                             -----------         -----------
                                             $ 8,115,000         $ 9,841,000
                                             ===========         ===========

Depreciation and amortization expense for property, plant and equipment amounted to $1,608,000, $833,000 and $935,000, for Fiscal 1997, the Transition Period and Fiscal 1996, respectively.

NOTE 3 - CREDIT AGREEMENTS:
--------------------------

In November 1996, the Company entered into an agreement with a financial institution for a $13 million credit facility. The $13 million facility consists of a $3 million capital expenditure facility and a $10 million revolving credit
line for working capital.   The loan agreement, as amended, is for a period of
three years, is secured by substantially all the Company's assets, includes dividend restrictions and requires that certain financial covenants, including minimum net worth, be maintained. Interest accrues on the revolving line of credit at prime plus 1% and at prime plus 1 1/2% on the capital expenditure facility. At January 31, 1998, the bank's prime rate of interest was 8.50%.

Effective May 6, 1997, the Company sold subordinated debt and warrants to purchase common stock, certain of the purchasers of which are affiliates of the Company. The subordinated notes bear interest at 11.5% and are due in full on May 6, 2000. Warrants to purchase an aggregate of 475,000 shares of common stock at $3.00 per share were issued in connection with the subordinated notes. Subsequent to year end, these subordinated debentures were exchanged in connection with a capital restructuring. See Note 11.

The Company issued and sold subordinated convertible debentures in the aggregate principal amount of $3 million effective October 11, 1996. The terms of such debentures, as amended, permit the holders to convert the principal amount into 750,000 shares of the Company's common stock at $4.00 per share at any time prior to May 31, 2002, the due date of the debentures. The debentures bear interest at a rate of 8% per annum. The debentures were exchanged in conjunction with a capital restructuring in April 1998. See Note 11.

NOTE 4 - INCOME TAXES:
---------------------

The provision (benefit) for income taxes is comprised of the following:

                                      Fiscal Year    Thirty-three   Fiscal Year
                                        Ended        weeks ended     Ended
                                      January 31,    February 1,    June 1,
                                        1998            1997         1996
                                      -----------    -----------   -----------

Current provision:
  Federal                                                            $1,000
  State                                 $27,000

 Deferred provision (benefit):
  Federal                                                          (928,000)
  Adjustment to valuation allowance                  $207,000
                                        -------      --------      --------

                                        $27,000      $207,000     ($927,000)
                                        =======      ========     =========

The Company's effective income tax rate differed from the federal statutory rate as follows:


                                                    Fiscal Year    Thirty-three    Fiscal Year
                                                      Ended         weeks ended       Ended
                                                   January 31,      February 1,       June 1,
                                                       1998            1997           1996
                                                       ----            ----           ----
Federal statutory rate                                   34%             34%            34%
State income taxes, net of federal benefit                3               1              3
Stock options                                                             4
Valuation allowance                                     (39)            (45)           (19)
Other                                                     2               2              1
                                                       ----            ----            ---

 Effective tax rate                                       0 %            (4)%           19%
                                                       ====            ====            ===

-------

Deferred tax liabilities (assets) are comprised of the following:

                                       January 31,  February 1,     June 1,
                                          1998        1997           1996
                                       -----------  -----------    --------

 Depreciation and amortization          $200,000      $236,000      $112,000
 Pre-opening costs                        21,000       225,000       220,000
 Other                                    64,000        68,000        11,000
                                        --------      --------      --------
    Deferred tax liabilities             285,000       529,000       343,000
                                        --------      --------      --------

 Deferred rent                          (839,000)     (708,000)     (380,000)
 Sales returns and other reserves     (1,058,000)     (277,000)     (184,000)
 Net operating loss carryforward      (6,799,000)   (4,157,000)   (2,256,000)
 Other tax carryforwards                 (68,000)      (67,000)      (70,000)
                                      ----------    ----------    ----------

    Deferred tax assets               (8,764,000)   (5,209,000)   (2,890,000)
                                      ----------    ----------    ----------

 Valuation allowance                   7,079,000     3,280,000       940,000
                                      ----------    ----------    ----------

    Net deferred tax asset           ($1,400,000)  ($1,400,000)  ($1,607,000)
                                      ==========    ==========    ==========

The Company's deferred tax asset is net of a valuation allowance of $7,079,000. In evaluating the deferred tax asset, management considered the Company's projections and available tax planning strategies.

The Company has federal and state net operating loss carryforwards at January 31, 1998 of $18,499,000 and $6,844,000, respectively. These carryforwards will expire in fiscal years ending 2002 through 2012.

NOTE 5 - SALE OF TELEMARKETING CENTER:
-------------------------------------

In July 1996, the Company sold its phone center operations to a telemarketing services provider for approximately $500,000, $250,000 of which was in cash and the remainder of which was in a two-year note secured by the assets of the phone center. There was no gain or loss on the sale.

NOTE 6 - EMPLOYEE BENEFITS AND STOCK OPTIONS:
--------------------------------------------

On March 15, 1991, two former executives were granted options to acquire up to 900,000 shares of the Company's common stock under a non-qualified stock option plan. The options were granted at fair market value of $3.33 per share. Three hundred thousand options were exercisable at the date of grant. These options expire June 1, 2001. In conjunction with the August 1995 renegotiation of the employment contracts with these two executives, certain option terms were amended. Each executive's holdings became 388,000 options exercisable at $3.00 per share, the fair market value at the time of reissuance. At January 31, 1998, 81,000 shares were outstanding under this plan.

------

The Company adopted the 1991 Employee Stock Option Plan, covering an aggregate of 450,000 shares of the Company's common stock, in October 1991. Options granted vest either 20% or 33% (depending on the terms of the individual grant)
each year commencing on grant date and expire 10 years thereafter.   In August
1995, those holding options under the 1991 Employee Stock Option Plan were given the right to cancel their options (the "existing options") and have an equal number of options (the "new options") reissued to them at the fair market value of $3.00 per share. The vesting period on the existing options is 20% each year and the new options vest 33% each year, both from date of grant. Options for 379,982 shares were outstanding as of January 31, 1998, 125,717 of which were exercisable.

In October 1995, the Company adopted the 1995 Non-Employee Directors Option Plan. This Plan provides for the annual issuance, to each non-employee director, of options to purchase 3,000 shares of common stock. In addition, each director is entitled to make an election to receive, in lieu of directors' fees, additional options to purchase common stock. The amount of additional options is determined based on an independent valuation such that the value of the options issued is equivalent to the fees that the director would be otherwise entitled to receive. Options issued under this plan vest on the anniversary date of their grant and upon termination of Board membership. These options expire five years from the date of grant. 191,029 options were issued under this plan, 117,204 of which are exercisable at January 31, 1998.

In 1993, the Company adopted an employee stock ownership plan (ESOP) and employee stock purchase plan (ESPP) for the benefit of its employees. The ESOP is funded exclusively by discretionary contributions determined by the Board of Directors. The Board of Directors authorized contributions to the ESOP of $70,000 in Fiscal 1996. The Company matches employees' contributions to the ESPP at a rate of 50%. The Company's contributions to the ESPP amounted to $24,000, $21,000, and $28,000 in Fiscal 1997, the Transition Period and Fiscal 1996, respectively.

The following table summarizes option activity through January 31, 1998:


                                                              Weighted
                                                               Average
                                                            Exercise Price
                                                            --------------

 Outstanding at May 31, 1995          1,042,000                  3.49
 Granted                                306,902                  4.27
 Canceled                              (241,000)                 3.10
 Exercised                              (60,500)                 3.19
                                      ---------
 Outstanding at June 1, 1996          1,047,402                  3.40
 Granted                                163,519                  5.27
 Canceled                               (16,667)                 3.42
 Exercised                             (214,333)                 3.02
                                      ---------
 Outstanding at February 1, 1997        979,921                  3.70
 Granted                                196,590                  2.50
 Canceled                               (84,500)                 4.04
 Exercised                             (440,000)                 3.00
                                      ---------
 Outstanding at January 31, 1998        652,011                  3.81
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


                                      Fiscal      Thirty-three      Fiscal
                                     year ended   weeks ended     year ended
                                     January 31,  February 1,       June 1,
                                       1998           1997           1996
                                       ----           ----           ----
Net loss:
 As reported                      ($9,241,000)    ($5,378,000)    ($3,899,000)
 Pro forma                        ( 9,640,000)    ( 5,839,000)    ( 4,068,000)
Loss per share:
  As reported                          ($1.01)         ($0.67)         ($0.60)
  Pro forma                             (1.05)         ( 0.73)         ( 0.62)


These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years. The fair value for these options was estimated at the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions for Fiscal 1997, the Transition Period and Fiscal 1996, respectively: dividend yields of zero percent; expected monthly volatility of 79.34, 73.25 and 70.97 percent; risk free interest rates of 6.00, 6.36 and 6.10 percent; and expected life of four years for all periods. The weighted average fair value of options granted during Fiscal 1997, the Transition Period and Fiscal 1996 for which the exercise price equals the market price on the grant date was $2.50, $3.10 and $2.39, respectively.

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

The following table summarizes information concerning currently outstanding and exercisable stock options:


Range of exercise prices                         $2.50 - $6.50
Number of outstanding options                    652,011
Weighted average remaining contractual life      6.7 years
Weighted average exercise price                  $3.81
Number of options exercisable                    323,921
Weighted average price of exercisable options    $4.17

NOTE 7 - RELATED PARTY TRANSACTIONS :
------------------------------------

KAIM provides certain management services to the Company and charges the Company for such services. Management fees of $100,000, $66,667 and $83,333 were incurred in Fiscal 1997, the Transition Period, and Fiscal 1996, respectively.

The Company provided telemarketing services through July 1996, to K.A. Industries, a related party to Kayne Anderson. Revenues generated from this service amount to $365,000 for Fiscal 1996. Management believes that the terms of this agreement were no less favorable than those that would have been negotiated with an unrelated third party.

NOTE 8 - OPERATING LEASES :
--------------------------

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


 Fiscal Year Ending
 ------------------

    1999            $3,582,000
    2000             3,377,000
    2001             3,254,000
    2002             3,217,000
    2003             3,038,000
    Thereafter       8,435,000
                    ----------
                   $24,903,000
                   ===========

Net rental expense under operating leases was $3,802,000, $1,929,000 and $1,959,000 for Fiscal 1997, the Transition Period and Fiscal 1996, respectively. Percentage rents incurred in the Transition Period and Fiscal 1996 amounted to $54,000 and $82,000, respectively.

NOTE 9 - COMMITMENTS AND CONTINGENCIES :
---------------------------------------

The Company is not party to any material legal actions.

NOTE 10 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION :
------------------------------------------------------------

Changes in assets and liabilities which increased (decreased) cash and equivalents are as follows:



                                     Fiscal Year    Thirty-three    Fiscal Year
                                       Ended        weeks ended        Ended
                                     January 31,     February 1,       June 1,
                                        1998            1997           1996
                                     -----------     ----------      ---------
Accounts receivable                  $   610,000     ($329,000)      ($126,000)

Note receivable                          123,000      (200,000)
Merchandise inventories                1,062,000    (2,400,000)       (122,000)
Prepaid catalog expenses                 485,000       (69,000)        268,000
Income taxes receivable                                                472,000
Other current assets                     (50,000)     (500,000)       (835,000)
Deferred pre-opening costs              (218,000)     (540,000)
Other noncurrent assets                   (2,000)      113,000         142,000
Accounts payable and accrued expenses (3,503,000)    2,100,000         753,000
Accrued salaries and bonuses            (137,000)      (13,000)        292,000
Advance payments on orders                (1,000)     (112,000)        (15,000)
Amounts due to ARC                                                     (71,000)
Deferred income taxes                                  207,000        (928,000)
Other liabilities                                                      (97,000)
Deferred rent                            315,000       786,000         773,000
                                     -----------    ----------       ---------
                                     ($1,316,000)   ($ 957,000)       $506,000
                                      ==========    ==========        ========

Cash paid for income taxes was $5,000 and $7,000 for Fiscal 1997and the Transition Period, respectively. Non-cash investing activity consists of a $250,000 note received upon the sale of the phone center operations (see Note
5).

NOTE 11 - SUBSEQUENT  EVENT :
----------------------------

In order to enhance the Company's liquidity and improve its capital structure, effective April 13, 1998 the Company completed a private placement of non-interest bearing senior subordinated notes in an aggregate principal amount of $3,850,000, together with warrants to purchase an aggregate of 3,850,000 shares of common stock exercisable at $1.00 per share. The new securities were sold for an aggregate purchase price of $3,850,000 and were purchased principally by affiliates of the Company. In connection with the sale of the new securities, the Company entered into an agreement with all of the holders of the Company's existing subordinated debt securities, representing an aggregate principal amount of $6,000,000. Pursuant to the agreement, each holder agreed to exchange all of its subordinated debt securities together with any warrants issued in connection therewith, for newly issued preferred stock. Holders of $3,000,000 principal amount existing subordinated debt securities elected to receive Series A Preferred Stock which will have no fixed dividend rights, will not be convertible into common stock and will be mandatorily redeemable by the Company in May 2002. Holders of $3,000,000 principal amount existing subordinated debt securities elected to receive Series B convertible preferred stock which will have no fixed dividend rights, will be convertible into common stock at a price per share of $1.50 and will not be mandatorily redeemable by the Company. Holders of the $3,850,000 principal amount of new subordinated debt securities elected to receive Series C convertible preferred stock which will have no fixed dividend rights, will be convertible into common stock at a price per share of $1.00 and will not be mandatorily redeemable by the Company. The issuance of the shares of preferred stock upon exchange of the subordinated debt securities is subject to the approval of the Company's shareholders, which approval the Company expects to obtain at its annual meeting scheduled to be held in June 1998.

-------

In connection with the above restructuring, the holders of $6.0 million principal amount of subordinated debt permanently waived their rights to receive interest payments and agreed to exchange such debt for preferred stock, resulting in the elimination of approximately $.6 million in annual interest expense. In addition, the proceeds from the Company's private placement of $3,850,000 were used to pay off the Company's revolving line of credit.
Further, the Company's lender amended the existing loan agreement to provide more favorable terms which are consistent with management's financial and operational plans. These plans include the closure of certain unprofitable mall stores and opening of other store locations.

As a result of the above, management believes that it has sufficient liquidity to execute its current plan. However, the Company's ability to fund its operations, open new stores and maintain compliance with its loan agreement is dependent on its ability to generate sufficient cash flow from operations and obtain additional financing as described above. Historically, the Company has incurred losses and expects to continue to incur losses in the near term. Depending on the success of its business strategy, the Company may continue to incur losses beyond such period. Losses could negatively affect working capital and the extension of credit by the Company's suppliers and impact the Company's operations.

                             THE RIGHT START, INC.
                      SCHEDULE VIII - VALUATION RESERVES


                                                            Additional
                                          Balance at         charged                           Balance at
                                          beginning          to costs                             end
Classification                            of period        and expenses        Deductions       of period
----------------------------------       -----------      -------------       ------------    ------------
Fiscal year ended January 31, 1998
----------------------------------
Allowance for deferred tax asset          $ 3,280,000       $ 3,730,000                        $ 7,010,000
Allowance for sales returns                   103,000                           $ 34,000            69,000
                                          -----------       -----------         --------       -----------

                                          $ 3,383,000       $ 3,730,000         $ 34,000       $ 7,010,000
                                          ===========       ===========         ========       ===========

Thirty-three weeks ended February 1, 1997
-----------------------------------------

Allowance for deferred tax asset          $   940,000       $ 2,340,000                        $ 3,280,000
Allowance for sales returns                   103,000                                              103,000
                                          -----------       -----------         --------       -----------

                                          $ 1,043,000       $ 2,340,000                        $ 3,383,000
                                          ===========       ===========         ========       ===========

Fiscal year ended June 1, 1996
------------------------------

Allowance for deferred tax asset                            $   940,000                        $   940,000
Allowance for sales returns               $   103,000                                              103,000
                                          -----------       -----------         --------       -----------

                                          $   103,000       $   940,000                        $ 1,043,000
                                          ===========       ===========         ========       ===========