Form 10-K/A
period 1998-01-31
RIGHT START INC /CA
filed 1998-05-29
CIK 878720

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


(Mark one)                         FORM 10-K/A

(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required effective October 7, 1996)

                   For the fiscal year ended January 31, 1998

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)

                          Commission file no. 0-19536

                             THE RIGHT START, INC.
                             ---------------------
             (Exact name of registrant as specified in its charter)

            California                                   95-3971414
           ------------                                --------------
   (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                    Identification No.)

5388 Sterling Center Dr., Unit C, Westlake                       91361
Village, California
-------------------------------------------                      -----
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

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------

                                   DIRECTORS

The directors of the Company are as follows:

        Name           Age   Director Since                           Business Experience
        ----           ---   --------------                           -------------------
Andrew Feshbach         37      1995          Mr. Feshbach is a Vice President of Fortune Financial, President
                                              of Big Dog Sportswear and an Executive Vice President of
                                              Fortune Fashions.  Previously, Mr. Feshbach was a partner in
                                              Maiden Lane, a merchant bank, and a Vice President in the
                                              Mergers and Acquisitions Group of Bear Stearns.

Robert R. Hollman       54      1995          Mr. Hollman has been President and Chief Executive Officer of
                                              Topa Management Company since 1971 and President and Chief
                                              Executive Officer of Topa Savings Bank since 1989.  He has also been a Director and Officer of Topa Equities, Ltd., the parent company of Topa Savings Bank, since 1969.

Fred Kayne              60      1995          Mr. Kayne is President and Chairman of Fortune Financial,
                                              where he is responsible for directing all of its investment activities.  Mr. Kayne is also President of Fortune Fashions and
                                              Chairman of Big Dog Sportswear.  Mr. Kayne was a partner of
                                              Bear, Stearns & Co. Inc. until its initial public offering in 1985 after which he was a Managing Director and a member of the
                                              Board of Directors until he resigned in 1986.  Fred Kayne and
                                              Richard A. Kayne are brothers.

Richard A. Kayne        53      1995          Mr. Kayne currently serves as President and Chief Executive
                                              Officer of Kayne Anderson Investment Management, Inc., and
                                              its broker dealer affiliate, K.A. Associates, Inc.  Mr. Kayne has been with Kayne Anderson Investment Management, Inc. since
                                              1985 when it was founded by Mr. Kayne and John E. Anderson.
                                              He is also a Director of Foremost Corporation of America and
                                              Glacier Water Services, Inc.  Richard A. Kayne and Fred Kayne
                                              are brothers.

Jerry R. Welch          47      1995          See "Business Experience of Executive Officers" below.

Howard M. Zelikow       64      1995          Mr. Zelikow has been a management and financial consultant doing business at ZKA Associates since 1987 and has been a
                                              Managing Director of Kayne Anderson Investment Management,
                                              Inc. since 1988.  Mr. Zelikow has been a director of Financial
                                              Security Assurance Holdings Ltd. since 1996 and has served as a director of Queensway Financial Holdings Limited since 1993.
                                              Mr. Zelikow was Executive Vice President and Chief Financial
                                              Officer of The Progressive Corporation from 1976 through 1987.
                                              Mr. Zelikow was a director of Victoria Financial Corporation from 1991 to 1995, a director of Capital Guaranty Corporation from 1994 to 1995, and a director of Nobel Insurance Limited from 1989 to 1993.

     The Directors of the Company serve until their successors are elected and duly qualified at next year's Annual Meeting of Shareholders, which is to be held on or about June 28, 1999. During the fiscal year ended January 31, 1998, the Company's Audit Committee consisted of Messrs. Feshbach, Hollman and Zelikow and the Company's Compensation Committee consisted of Messrs. Richard Kayne and Fred Kayne. The Board of Directors does not have a standing Nominating Committee. The Audit Committee reviews and reports to the Board of

Directors with respect to various auditing and accounting matters, including the selection of the Company's independent accountants. The Compensation Committee reviews the Company's general compensation strategy and reviews and reports to the Board of Directors with respect to compensation of officers and employee benefit programs.

                               EXECUTIVE OFFICERS

The executive officers of the Company (the "Named Executive Officers") are as follows:


 Name                  Age         Position                Officer Since
-------                ---         --------                -------------
Jerry R. Welch         47     Chairman of the Board,            1996
                              President and Chief
                              Executive Officer

Gina M. Shauer         34     Chief Financial Officer           1994
                              and Secretary

Ronald J. Blumenthal   52     Senior Vice President             1994

Michele Iglesias       31     Vice President-Human Resources    1996

Gerald E. Mitchell     43     Vice President-Merchandising      1996

Marilyn Platfoot       43     Vice President-Retail Operations  1996

Richard Pollock        46     Vice President-Logistics          1996

All officers serve at the discretion of the Board of Directors.

BUSINESS EXPERIENCE OF EXECUTIVE OFFICERS

     JERRY R. WELCH became Chief Executive Officer of the Company in March 1996, assumed the position of President in September 1996 and has served as Chairman of the Board since August 1995. Mr. Welch also serves as a Managing Director of Kayne Anderson Investment Management, Inc. and has served in such capacity since January 1993. Mr. Welch is also the Chairman of the Board and Chief Executive Officer of Glacier Water Services, Inc. and has served in such capacities since April 1993 and September 1994, respectively.

     GINA M. SHAUER became Chief Financial Officer of the Company in May 1994 and Secretary in August 1995. Ms Shauer served as a Senior Manager with Price Waterhouse in Woodland Hills, California from January 1986 until April 1994.

     RONALD J. BLUMENTHAL became Senior Vice President of the Company in September 1996 and served as Vice President-Retail Operations from December 1993 to September 1996. Prior to joining the Company, Mr. Blumenthal served as Vice President of Store Operations for Cost Plus Imports, from 1990 until 1993, and for Jos. A. Bank Clothiers from 1985 until 1990, where he also served as Vice President, Real Estate.

     MICHELE IGLESIAS became Vice President - Human Resources of the Company in December 1996 and served as Director of Human Resources from February 1994 to December 1996. Ms. Iglesias' previous experience includes other human resources management positions.

     GERALD E. MITCHELL became Vice President-Merchandising of the Company in July 1996. Mr. Mitchell previously served as Vice President-Merchandising for Discovery Channel Stores in Dallas, Texas.

     MARILYN PLATFOOT became Vice President-Retail Operations of the Company in April 1996. Ms. Platfoot previously served as Western Regional Manager for Brookstone Stores from 1992 to 1996. Prior to that, Ms. Platfoot spent 13 years with the Foxmoor Casual chain, ultimately serving as West Coast Regional Manager.

     RICHARD POLLOCK became Vice President-Logistics of the Company in September 1996 and served as Director of Logistics from June to September 1996. Prior to joining the Company, Mr. Pollock served as Regional Operations Manager with USCO Distribution Services and has held several senior level distribution positions.


      COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires the Company's executive officers, directors and persons who own more than 10% of the Company's common stock to file reports of ownership on Forms 3, 4 and 5 with the Commission. Executive officers, directors and 10% stockholders are required by the Commission to furnish the Company with copies of all Forms 3, 4 and 5 as filed.

     Based solely on the Company's review of the copies of such forms it has received, the Company believes that all of its executive officers, directors and greater than 10% beneficial owners complied with all the filing requirements applicable to them with respect to transactions during the fiscal year ended January 31, 1998, except for the following: Fred Kayne did not timely file one report covering a transaction in which he purchased 224,000 shares of the Company's common stock. Mr. Ronald J. Blumenthal, Ms. Michele Iglesias, Mr. Gerald E. Mitchell, Ms. Marilyn Platfoot, Mr. Richard Pollock, Ms. Gina M. Shauer and Mr. Jerry R. Welch each did not timely file one report with respect to each of their annual stock option grants.

ITEM 11.  EXECUTIVE COMPENSATION
-------   ----------------------

EXECUTIVE COMPENSATION

     The following table sets forth summary information concerning compensation paid or accrued by the Company for services rendered during the fiscal year ended January 31, 1998, the transition period from June 2, 1996 to February 1, 1997 and the fiscal year ended June 1, 1996 to the Company's Chief Executive Officer and the other executive officers who received compensation (on an annualized basis) of at least $100,000 during the periods.

                           SUMMARY COMPENSATION TABLE

                                                        Annual Compensation                                  Long Term Compensation
                                                        -------------------                                  ----------------------
                                         Fiscal                                      Other Annual             Securities Underlying
Name and Principal Position             Year-End     Salary           Bonus        Compensation (1)                Options (#)
---------------------------             --------     ------           -----        ----------------                ----------
Jerry R. Welch (2)                       1998       $    -0-         $   -0-            $  -0-                       14,765
 Chairman of the Board, President        1997       $    -0-             -0-               -0-                        9,217
 and Chief Executive Officer             1996            -0-             -0-               -0-                       10,317(3)

Ronald J. Blumenthal                     1998        135,000             -0-               -0-                       15,000
 Senior Vice President                   1997         90,865             -0-               -0-                          -0-
                                         1996        110,161          29,000             4,058                       50,000
Gerald E. Mitchell                       1998        155,000             -0-             8,048                       15,000
  Vice President - Merchandising         1997         80,481             -0-             3,875                       75,000

Marilyn Platfoot                         1998        115,000             -0-               -0-                       15,000
  Vice President Retail Operations       1997         72,981             -0-               -0-                          -0-
                                         1996          6,365             -0-               -0-                       25,000

Gina M. Shauer                           1998        105,000             -0-               -0-                       10,000
   Chief Financial Officer and           1997         66,635             -0-               750                          -0-
   Secretary                             1996         94,138             -0-             1,300                       20,000



(1) Amounts shown include Company contributions under the Company's Employee Stock Ownership Plan and the Company's Employee Stock Purchase Plan, as applicable for the listed executives.

(2) Mr. Welch receives no compensation for serving as Chief Executive Officer or President.

(3) Granted under the 1995 Non-Employee Director Plan prior to Mr. Welch becoming President and Chief Executive Officer.



DIRECTORS' FEES

     All of the Company's non-employee directors receive directors' fees of $3,000 per quarter. All of the members of the Board of Directors have elected, in lieu of such compensation, to receive options to purchase common stock of the Company at the fair market value on the date the options are granted.

OPTION GRANTS IN THE FISCAL YEAR ENDED JANUARY 31, 1998

     The following table provides certain information regarding stock options granted to the Named Executive Officers during the fiscal year ended January 31, 1998.


                   INDIVIDUAL GRANTS
                   -----------------
                      NUMBER OF        % OF TOTAL
                      SECURITIES        OPTIONS
                      UNDERLYING       GRANTED TO                                 POTENTIAL REALIZABLE VALUE AT
                       OPTIONS         EMPLOYEES     EXERCISE OR                    ASSUMED ANNUAL RATES OF
                       GRANTED         IN FISCAL     BASE PRICE     EXPIRATION    STOCK PRICE APPRECIATION FOR
NAME                    (#)(1)           YEAR         ($/SHARE)        DATE               OPTION TERM
----                    ------           ----         --------         ----               -----------
                                                                                     5% ($)          10% ($)
                                                                                     ------          -------
Jerry Welch             3,000            2.4%          $2.50         7/22/07         $12,353         $ 20,303
Jerry Welch            11,765            9.6%          $2.50         7/22/02          37,747           48,393
Gerald Mitchell        15,000           12.2%          $2.50         7/22/07          61,763          101,514
Ron Blumenthal         15,000           12.2%          $2.50         7/22/07          61,763          101,514
Marilyn Platfoot       15,000           12.2%          $2.50         7/22/07          61,763          101,514
Gina Shauer            10,000            8.1%          $2.50         7/22/07          41,175           67,676
Richard Pollock        10,000            8.1%          $2.50         7/22/07          41,175           67,676
Michele Iglesias       10,000            8.1%          $2.50         7/22/07          41,175           67,676

___________________

(1) Named Executive Officers receive options pursuant to the Company's stock compensation plans described elsewhere herein. The material terms of that program related to recipients, grant timing, number of options, option price and duration are determined by the Board of Directors, subject to certain limitations.

AGGREGATE OPTION EXERCISES IN THE FISCAL YEAR ENDED JANUARY 31, 1998 AND OPTION VALUES AT FISCAL YEAR END

    The following table provides certain information regarding the exercise of stock options held by the Named Executive Officers during the fiscal year ended January 31, 1998 and the number and value of options held as of the end of such fiscal year.

                                                                    NUMBER OF SECURITIES UNDERLYING      VALUE OF UNEXERCISED
                                                                        UNEXERCISED OPTIONS AT           IN-THE-MONEY OPTIONS
                                                                          FISCAL YEAR END (#)          AT FISCAL YEAR END ($)(1)
                                                                    -------------------------------   ---------------------------
                          SHARES ACQUIRED
         NAME             ON EXERCISE  (#)   VALUE REALIZED($)(1)    EXERCISABLE     UNEXERCISABLE    EXERCISABLE   UNEXERCISABLE
-----------------------   ----------------   --------------------   -------------   ---------------   -----------   -------------

Jerry R. Welch                        -0-                 -0-              19,534            14,765           -0-             -0-
Ronald J. Blumenthal                  -0-                 -0-              33,334            56,666           -0-             -0-
Gerald E. Mitchell                    -0-                 -0-              37,500            52,500           -0-             -0-
Marilyn Platfoot                      -0-                 -0-               8,333            31,667           -0-             -0-
Gina M. Shauer                        -0-                 -0-              23,334            31,666           -0-             -0-

_________________________

(1) On January 29, 1998 (the last day the Company's common stock was traded in the fiscal year ended January 31, 1998), the closing sale price of the Company's common stock on the Nasdaq National Market System was $1.75 per share.

STOCK COMPENSATION PROGRAMS

1991 Employee Stock Option Plan

          In October 1991, the Company adopted the 1991 Employee Stock Option Plan (the "1991 Plan"), as amended to cover an aggregate of 575,000 shares of the Company's common stock, in order to provide a means of encouraging certain officers and employees of the Company to obtain a proprietary interest in the enterprise and thereby create an additional incentive for such persons to further the Company's growth and development. The information regarding the 1991 Plan provided herein is qualified in its entirety by the full text of such plan, copies of which have been filed with the Securities and Exchange Commission. Options granted vest over periods of up to five years (depending on the terms of the individual grant) commencing on the grant date and expire 10 years thereafter. Options for 389,982 shares were outstanding as of January 31, 1998, 125,717 of which were exercisable.

          On May 5, 1998, the Compensation Committee granted options to purchase an aggregate of 880,000 shares of the Company's common stock (the "New Option Shares") to certain executive officers and employees of the Company (each a "grantee") at an exercise price of $1.75 per share, the closing sale price per share of the Company's common stock on the date of grant. Grant of the New Option Shares is subject to shareholder approval to increase the number of shares of the Company's common stock that may be issued under the 1991 Plan.
The Compensation Committee has also determined that grant of the New Option Shares to a grantee is conditioned upon such grantee's cancelling all of his or her existing outstanding options to purchase the Company's common stock. The Compensation Committee may from time to time modify or amend the 1991 Plan as it deems necessary or desirable, but generally may not change an option already granted thereunder without the written consent of the holder of such option (or stock issued on exercise thereof). Of the 880,000 New Option Shares granted, 600,000 option shares were granted to executive officers of the Company in the following amounts: Gerald Mitchell (125,000 option shares), Ron Blumenthal (75,000 option shares), Marilyn Platfoot (125,000 option shares), Gina Shauer (100,000 option shares), Richard Pollock (100,000 option shares), and Michele Iglesias (75,000 option shares). The remaining 280,000 New Option Shares were granted to non-executive employees of the Company.

          The Board of Directors of the Company has proposed an amendment to the 1991 Plan to increase the maximum number of shares of common stock issuable under such plan from 575,000 to 1,150,000 shares, subject to the approval of the shareholders of the Company as provided in the Company's 1998 annual proxy statement.

1995 Non-Employee Directors Plan

          In October 1995, the Company adopted the 1995 Non-Employee Director Plan (the "1995 Plan"), as amended to cover an aggregate of 250,000 shares of common stock. The information regarding the 1995 Plan provided herein is qualified in its entirety by the full text of such plan, copies of which have been filed with the Securities and Exchange Commission. The 1995 Plan provides for the annual issuance, to each non-employee direc tor, of options to purchase 3,000 shares of common stock. In addition, each director is entitled to make an election to receive, in lieu of directors' fees, additional options to purchase common stock. The amount of additional options is determined based on an independent valuation such that the value of the options issued is equivalent to the fees that the director would be otherwise entitled to receive. Options issued under this plan vest on the anniversary date of their grant and upon termination of Board membership. 191,029 options were issued under the plan, 117,204 of which were exercisable as of January 31, 1998.

          The Board of Directors of the Company has proposed an amendment to the 1995 Plan to increase the maximum number of shares of common stock issuable under such plan from 250,000 to 350,000 shares, subject to the approval of the shareholders of the Company as provided in the Company's 1998 annual proxy statement.

Company Employee Stock Purchase Plan

          The Company matches employees' contributions to the Company Employee Stock Purchase Plan at a rate of 50%. The Company's contributions amounted to $24,000, $21,000 and $28,000 in fiscal 1998, the transition period ended February 1, 1997 and fiscal 1996, respectively.

Company Employee Stock Ownership Plan

          The Company Employee Stock Ownership Plan is funded exclusively by discretionary contributions determined by the Board of Directors. No contributions were authorized for fiscal 1998 or the transition period ended February 1, 1997. The Board of Directors authorized contributions of $70,000 in fiscal 1996.

COMPENSATION COMMITTEES INTERLOCKS AND INSIDER PARTICIPATION

   Richard Kayne and Fred Kayne are each members of the Company's Compensation Committee and have participated in transactions requiring disclosure under the
 Item 13: Certain Relationships and Related Transactions.

    ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
    -------   --------------------------------------------------------------

          The following table sets forth certain information, as of May 4, 1998, with respect to all those known by the Company to be the beneficial owners of more than 5% of its outstanding common stock, each director who owns shares of common stock, each Named Executive Officer, and all directors and executive officers of the Company as a group. The following table also sets forth certain information on a pro forma basis which information gives effect to the Recapitalization (as defined in Item 13 below), as if the Recapitalization had been approved by the Company's shareholders and fully consummated on May 4, 1998.


                                                                                      Pro forma for
                                                                                     Recapitalization
                                                                             -------------------------------
                                               Amount and                    Amount and
                                               Nature of                     Nature of
                                               Beneficial     Percent of     Beneficial
Name and Address of Beneficial Owner          Ownership (1)     Class       Ownership(1)    Percent of Class
------------------------------------          -------------     -----       ------------    ----------------
Richard A. Kayne (2)                           4,680,458       45.48%        8,848,354            61.9%
KAIM Non-Traditional, L.P.
1800 Avenue of the Stars
Second Floor
Los Angeles, CA  90067

Cahill, Warnock Strategic Partners Fund,         988,333        8.9%           746,667             6.9%
 L.P. (3)
One South Street, Suite 2150
Baltimore, MD 21202

Travelers Group Inc. (4)                         783,043        7.7%           771,376             7.6%
388 Greenwich Street
New York, NY  10013

Fred Kayne (5)                                   914,493        9.0%         1,391,577            13.0%
Fortune Fashions
6501 Flotilla Street
Commerce, CA  90040

Albert O. Nicholas                               625,000        6.2%           625,000             6.2%
Nicholas Co., Inc.
700 North Water Street
Milwaukee, WI  53202

Howard Kaplan                                    610,000        6.0%           610,000             6.0%
99 Chauncy Street
Boston, MA  02111

Gerald E. Mitchell (6)                            66,750           *            66,750                *
5388 Sterling Center Drive, Unit C
Westlake Village, CA 91361

Gina M. Shauer (7)                                27,392           *            27,392                *
5388 Sterling Center Drive, Unit C
Westlake Village, CA 91361

Andrew Feshbach (8)                               19,534           *            19,534                *
Big Dog Sportswear
121 Gray Avenue, Suite 300
Santa Barbara, CA  93101



Robert R. Hollman (8)                             19,534           *            19,534                *
Topa Management
1800 Avenue of the Stars
Suite 1400
Los Angeles, CA  90067

Jerry R. Welch (8)(9)                             19,534           *            19,534                *
Kayne Anderson Investment Management,
 Inc.
1800 Avenue of the Stars
Second Floor
Los Angeles, CA  90067

Howard M. Zelikow (8)(9)                          19,534           *            19,534                *
Kayne Anderson Investment Management,
 Inc.
1800 Avenue of the Stars
Second Floor
Los Angeles, CA  90067

Ronald J. Blumenthal (10)                         55,608           *            55,608                *
5388 Sterling Center Drive, Unit C
Westlake Village, CA  91361

All executive officers and directors           5,866,564       55.2%        10,511,544            69.7%
as a group (twelve persons) (11)

_________________________

       *   Less than one percent.

       (1) Except as otherwise noted below, the persons named in the table have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable.

       (2) The 4,680,458 shares include (i) 199,034 shares held directly by Mr. Kayne (including 19,534 shares which may be acquired within 60 days upon exercise of options) and (ii) 4,481,424 shares held by managed accounts of KAIM Non-Traditional, L.P. ("KAIM, LP"), a registered investment adviser (including 190,000 shares which may be acquired within 60 days upon exercise of Existing Warrants). Mr. Kayne has sole voting and dispositive power over the shares he holds directly. He has shared voting and dispositive power along with Kayne Anderson Investment Management, Inc. ("KAIM, Inc."), the general partner of KAIM, LP, over the remaining shares. (Mr. Kayne is the President, Chief Executive Officer and a Director of KAIM, Inc., and the principal shareholder of its parent company.) The shares held by managed accounts of KAIM, LP include, among others, the following shares held by investment funds for which KAIM, LP serves as general partner or manager: 1,481,703 shares held by Kayne Anderson Non-Traditional Investments, L.P.; 1,081,651 shares held by ARBCO Associates, L.P.; 1,023,158 shares held of Offense Group Associates, L.P.; 315,412 shares held by Opportunity Associates, L.P.; and 75,000 shares held by Kayne Anderson Offshore Limited. KAIM disclaims beneficial ownership of the shares reported, except those shares attributable to it by virtue of its general partner interests in the limited partnerships holding such shares. Mr. Kayne disclaims beneficial ownership of the shares reported, except those shares held by him directly or attributable to him by virtue of his limited and general partner interests in such limited partnerships and by virtue of his indirect interest in the interest of KAIM in such limited partnerships. The foregoing is based on information provided by Mr. Kayne and KAIM, L.P. to the Company as of May 4, 1998.

       (3) David L. Warnock and Edward L. Cahill are each managing members of Cahill, Warnock & Company, LLC ("CW") and general partners of Cahill, Warnock Strategic Partners, L.P. ("CWSP"). CWSP and CW are the general partners, respectively, of Cahill, Warnock Strategic Partners Fund, L.P. ("SPF") and Strategic

           Associates, L.P. ("SA"). SPF owns Debentures currently convertible into 710,500 shares of common stock and 150,100 currently exercisable Existing Warrants to purchase common stock. SA owns Debentures currently convertible into 39,500 shares of common stock and 8,233 currently exercisable Existing Warrants to purchase common stock. Each of Messrs. Warnock and Cahill, CW, CWSP, SPF and SA may be deemed to beneficially own 988,333 shares of common stock. Messrs. Warnock and Cahill, CW and CWSP disclaim beneficial ownership with respect to the shares held by SPF and SA. SPF disclaims beneficial ownership with respect to the shares underlying the Debentures and the Existing Warrants held by SA. SA disclaims beneficial ownership with respect to the shares underlying the Debentures and the Existing Warrants held by SPF. The shares reported above and in the table exclude 9,217 currently exercisable options to purchase common stock held by Mr. Warnock.

       (4) The amount and nature of beneficial ownership of 783,043 shares has been taken from an Amendment No. 2 to Schedule 13G filed on January 23, 1998, which states that (i) Primerica Life Insurance Company, Travelers Insurance Holdings Inc. and The Travelers Insurance Company each report beneficial ownership of 631,376 shares and (ii) The Travelers Insurance Group Inc., PFS Services, Inc., Associated Madison Companies, Inc. and Travelers Group Inc. each report beneficial ownership of 783,043 shares. The amount reported in the table and in clause (ii) above includes currently exercisable Existing Warrants to purchase 31,667 shares of common stock.

       (5) Includes 855,376 shares, 39,583 shares underlying the Existing Warrants and 19,534 currently exercisable options to purchase common stock.

       (6) Includes 9,000 shares, currently exercisable options to purchase 48,750 shares of common stock and 9,000 shares held by the Company's Employee Stock Purchase Plan for the benefit of Mr. Mitchell.

       (7) Includes 291 shares, currently exercisable options to purchase 26,667 shares of common stock and 434 shares held by the Company's Employee Stock Ownership Plan for the benefit of Ms. Shauer.

       (8) All shares consist of currently exercisable options to purchase common stock.

       (9) Messrs. Welch and Zelikow are Managing Directors of Kayne Anderson Investment Management, Inc.; however, they disclaim beneficial ownership with respect to shares held by KAIM or any of its affiliates.

      (10) Includes currently exercisable stock options to purchase 55,000 shares of common stock and 608 shares held by the Company's Employee Stock Ownership Plan for the benefit of Mr. Blumenthal.

      (11) Includes common stock beneficially owned by executive officers and directors, including 21,667 with respect to Ms. Platfoot, 9,312 with respect to Ms. Iglesias and 12,478 with respect to Mr. Pollock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------   ----------------------------------------------

      In May 1997, certain investors, including Cahill Warnock Strategic Partners Fund, L.P. ("SPF") ($948,000), Strategic Associates, L.P. ("SA") ($52,000), Fred Kayne ($250,000) and affiliates of KAIM Non-Traditional, L.P. ("KAIM") ($1,200,000) purchased an aggregate principal amount of $3,000,000 of the Company's 11.5% Senior Subordinated Notes due 2000 and warrants to purchase an aggregate of 475,000 shares of the Company's common stock at an exercise price of $3.00 per share, subject to adjustment under certain circumstances.

      In September 1997, certain investors, including SPF (75,800 shares), SA (4,200 shares), Fred Kayne (224,000 shares) and affiliates of KAIM (800,000 shares), purchased an aggregate of 1,510,000 shares of the Company's common stock at a price of $2.50 per share.

      During the fiscal year ended January 31, 1998, Kayne Anderson Investment Management, Inc. provided management, consulting and advisory services to the Company for which it received a fee of $100,000.

      In April 1998, each of the holders, including SPF ($3,749,000), SA ($210,000), Fred Kayne ($250,000) and KAIM ($1,200,000) (the "Existing
Securityholders"), of (a) the Company's Convertible Debentures dated October 11, 1996, as amended on May 30, 1997, in the aggregate principal amount of $3,000,000 (the "Debentures") and (b) the Company's 11.5% Senior Subordinated notes due May 6, 2000 in the aggregate principal amount of $3,000,000 (the "Senior Notes" and together with the Debentures, the "Existing Debt") and warrants to purchase 475,000 shares of the Company's common stock issued in connection with the Senior Notes (the "Existing Warrants") entered into a Letter Agreement dated April 6, 1998 (the "Letter Agreement") and an Amendment to Letter Agreement dated April 13, 1998 setting forth a plan of recapitalization (the "Recapitalization").

      The Recapitalization consists of the following: (a) the issuance of $3,850,000 aggregate principal amount of the Company's non-interest bearing Senior Subordinated Notes due May 6, 2000 (the "New Notes") and warrants to purchase 3,850,000 shares of the Company's common stock (the "New Warrants", and together with the New Notes, the "New Securities") to, among others, Fred Kayne ($350,000) and affiliates of KAIM ($3,383,333), (b) a waiver by the Existing Securityholders of all of their rights to interest payments accrued and owing on the Existing Debt on or after February 28, 1998, (c) an agreement by the Existing Securityholders to exchange the Existing Debt and the Existing Warrants for either Series A or Series B Preferred Stock within two-hundred forty days after the issuance of the New Securities and (d) an agreement by the New Securityholders to exchange the New Securities for Series C Preferred Stock simultaneous with the exchange of Existing Debt and Existing Warrants for Series A and/or B Preferred Stock.

                                   SIGNATURE


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf the undersigned, thereunto duly authorized.

                                    THE RIGHT START, INC.



Date: May 29, 1998                    /s/  GINA M. SHAUER
                                    ----------------------------------------
                                    Gina M. Shauer, Chief Financial Officer
                                    (Principal Financial and Accounting Officer)