Form 10-Q
period 1998-05-02
RIGHT START INC /CA
filed 1998-06-15
CIK 878720

Form 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON D.C. 20549

=============================================================================


(Mark one)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934


               For the thirteen week period ended May 2, 1998

                                     OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

For the transition period from             to


                       Commission File Number 0-19536

                            THE RIGHT START, INC.
           (Exact name of registrant as specified by its charter)


     California                                       95-3971414
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organiztion)                         Identification No.)


       5388 Sterling Center Drive, Unit C, Westlake Village, CA 91361
             (Address of principal executive offices) (Zip Code)

                               (818) 707-7100
            (Registrant's telephone number, including area code)


-----------------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X              No
    -------              -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock Outstanding as of May 28, 1998 - 10,103,639 shares

                           THE RIGHT START, INC.

                             INDEX TO FORM 10-Q
                        FOR THE THIRTEEN WEEK PERIOD
                              ENDED MAY 2, 1998




                       PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements (unaudited)

            Balance Sheet                                        3
            Statement of Operations                              4
            Statement of Cash Flows                              5
            Notes to Financial Statements                        6


Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                  7




                         PART II - OTHER INFORMATION


SIGNATURES                                                      10

                           THE RIGHT START, INC.
                               BALANCE SHEET
                               (unaudited)
                                          May 2,        January 31,
                                           1998            1998
                                       ------------    ------------
ASSETS
Current assets:
    Cash                               $    319,000    $    240,000
    Accounts and other  receivables         413,000         405,000
    Merchandise inventories               7,701,000       6,602,000
    Prepaid catalog expenses                519,000         297,000
    Other current assets                  1,241,000       1,364,000
                                       ------------    ------------

       Total current assets              10,193,000       8,908,000


Property, plant and equipment, net        7,840,000       8,115,000
Other non-current assets                     71,000          39,000
Deferred income tax benefit               1,400,000       1,400,000
                                       ------------    ------------

                                       $ 19,504,000    $ 18,462,000
                                       ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable
     and accrued expenses              $  2,836,000    $  2,372,000
    Accrued salaries and bonuses            370,000         380,000
    Advance payments on orders               45,000          30,000
    Note payable                                          2,014,000
                                       ------------    ------------

       Total current liabilities          3,251,000       4,796,000


Note payable long term                    3,000,000       3,000,000
Senior subordinated notes
 due May 6, 2000                          3,850,000
Senior subordinated notes
 due May 6, 2000                          2,754,000       2,734,000
Subordinated convertible
 debentures due May 31, 2002              3,000,000       3,000,000
Deferred rent                             1,604,000       1,625,000


Shareholders' equity:
    Common stock (25,000,000
    shares authorized at no par
    value;10,103,639 issued and
       outstanding)                      22,337,000      22,337,000
    Accumulated deficit                 (20,292,000)    (19,030,000)
                                       ------------    ------------

                                       $ 19,504,000    $ 18,462,000
                                       ============    ============

                                 THE RIGHT START, INC.
                                STATEMENT OF OPERATIONS
                                      (unaudited)
                                            Thirteen weeks ended
                                            --------------------
                                          May 2, 1998    May 3, 1997
                                         ------------    ------------
Net sales:
     Retail                               $  7,329,000    $  7,414,000
     Catalog                                 1,712,000       2,522,000
                                          ------------    ------------
                                             9,041,000       9,936,000

Costs and expenses:
     Cost of goods sold                      4,585,000       4,898,000
     Operating expense                       4,213,000       5,048,000
     General and administrative expense        922,000       1,136,000
     Pre-opening cost amortization              31,000         217,000
     Depreciation and
      amortization expense                     348,000         394,000
                                          ------------    ------------

                                            10,099,000      11,693,000
                                          ------------    ------------

Operating loss                              (1,058,000)     (1,757,000)
Interest and other expense, net                192,000         211,000
                                          ------------    ------------

Loss before income taxes                    (1,250,000)     (1,968,000)
Income tax provision                            12,000          10,000
                                          ------------    ------------

Net loss                                  $ (1,262,000)   $ (1,978,000)
                                          ============    ============

Loss per share                            $      (0.12)   $      (0.23)
                                          ============    ============

Weighted average number
   of shares outstanding                    10,103,639       8,499,353
                                          ============    ============

                               THE RIGHT START, INC.
                              STATEMENT OF CASH FLOWS
                                    (unaudited)
                                                     Thirteen weeks ended
                                             ---------------------------------
                                               May 2, 1998        May 3, 1997
                                             -------------    ----------------
Cash flows from operating activities:
  Net loss                                           $(1,262,000)   $(1,978,000)
  Adjustments to reconcile net income
    to net cash used in operating activities:
  Depreciation and amortization                          399,000        611,000
  Changes in assets and liabilities
    affecting operations                                (823,000)       515,000
                                                     -----------    -----------

     Net cash used in operating activities            (1,686,000)      (852,000)
                                                     -----------    -----------

Cash flows from investing activities:
  Additions to property, plant and equipment             (71,000)      (873,000)
                                                     -----------    -----------

Cash flows from financing activities:
  Net borrowings (payments) under
    revolving line of credit                          (2,014,000)       488,000
  Proceeds from issuance of
    senior subordinated notes                          3,850,000      1,320,000
                                                     -----------    -----------

     Net cash provided by financing activities         1,836,000      1,808,000
                                                     -----------    -----------


Net increase in cash                                      79,000         83,000
Cash at beginning of period                              240,000        313,000
                                                     -----------    -----------

Cash at end of period                                $   319,000    $   396,000
                                                     ===========    ===========

                            THE RIGHT START, INC.
                        NOTES TO THE FINANCIAL STATEMENTS


NOTE 1:  Description of Business and Significant Accounting Policies

The Right Start, Inc. is a specialty merchant offering unique, high-quality juvenile products for infants and young children. The Company markets its products through its retail stores and through The Right Start Catalog.

There have been no changes in the Company's significant accounting policies as set forth in the Company's financial statements for the year ended January 31, 1998. These unaudited financial statements as of May 2, 1998 and for the thirteen week period then ended have been prepared in
accordance  with  generally  accepted   accounting   principles  for  interim
financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Certain reclassifications have been made to conform prior year amounts to current year presentation.

Operating results for the thirteen week period ended May 2, 1998 are not necessarily indicative of the results that may be expected for the year ending January 30, 1999.


NOTE 2:  Per Share Data

Basic per share data is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding.


NOTE 3:  Supplemental Disclosure of Cash Flow Information

Interest paid amounted to $193,000 and $142,000 for the thirteen weeks ended May 2, 1998 and May 3, 1997, respectively. Cash paid for income taxes was $5,000 and $12,000 for the thirteen weeks ended May 2, 1998 and May 3, 1997, respectively.

Changes in assets and liabilities which increased (decreased) cash and equivalents are as follows:

                                                      Thirteen weeks ended
                                                      --------------------
                                                   May 2, 1998    May 3, 1997
                                                   -----------    -----------

Accounts and other receivables                   $    (8,000)       $   547,000
Merchandise inventories                           (1,099,000)           276,000
Prepaid catalog expenses                            (222,000)           (37,000)
Other current assets                                  92,000           (380,000)
Other non-current assets                             (34,000)
Accounts payable and
  accrued expenses                                   464,000            154,000
Accrued salaries and bonuses                         (10,000)          (161,000)
Advance payments on orders                            15,000             32,000
Deferred rent                                        (21,000)            84,000
                                                 -----------        -----------
                                                 $  (823,000)       $   515,000
                                                 ===========        ===========

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


Thirteen weeks ended May 2, 1998 compared with May 3,  1997

     Net sales for the thirteen weeks ended May 2, 1998 declined 9.0% to $9.0 million from $9.9 million for the same period last year. For the quarter, retail net sales remained relatively flat at $7.3 million as compared to $7.4 million last year, while catalog net sales decreased 32.1% to $1.7 million from $2.5 million last year. Retail sales reflect sales increases due to six store openings during and since the first quarter of the prior fiscal year offset by five store closings this quarter. The reduction in catalog net sales is due to the Company's decision to significantly reduce circulation and operate the catalog at a smaller and more profitable level.

     Cost of goods sold decreased $.3 million or 6.4%, resulting in a gross margin of 49.3% as compared to 50.7% last year. The decline in margin reflects the impact of planned promotional programs introduced this quarter, both to increase sales in stores with continued operations and to clear merchandise in conjunction with store closures. In addition, the Company implemented several marketing programs to build awareness in its new street front locations and to encourage repeat business in all locations through well-targeted mailings to existing customers.

     Operating expense was $4.2 million in the first quarter of 1998 as compared to $5.0 million in the first quarter of 1997, representing a 16.5% decrease. Retail operating expenses decreased 9.0%, primarily due to reductions in merchandise warehousing and handling costs and reduced labor costs. Additionally, catalog operating expense decreased 40.4%, keeping in line with the Company's decision to operate the catalog at a smaller, more profitable level.

     General and administrative expense decreased 18.8% to $922,000 during the first quarter of 1998 from $1,136,000 during the same period last year. The decrease results from certain cost saving measures implemented by management during recent months.

     Interest and other expense decreased to $192,000 from $211,000 in the first quarter of the prior year. The 8.8% decrease results from lower outstanding borrowings on interest-bearing debt. See Liquidity and Capital Resources.


Liquidity and Capital Resources

     During the first quarter of Fiscal 1998, the Company's primary sources of liquidity were from borrowings under its $13 million senior credit facility (the "Credit Facility") and proceeds from the sale of approximately $3.9 million of subordinated debentures with warrants. The Credit Facility consists of a $10,000,000 revolving line of credit for working capital (the "Revolving Line") and a $3,000,000 capital expenditure facility (the "Capex Line"). Availability under the Revolving Line is subject to a defined borrowing base. As of May 2, 1998, borrowings of $3,000,000 were outstanding under the Capex Line. There were no borrowings and approximately $3.5 million available under the Revolving Line. The Credit Facility terminates on November 19, 1999 and on such date all borrowings thereunder are immediately due and payable. Borrowings under the Credit Facility are secured by substantially all of the Company's assets.

     The Credit Facility, as amended, requires the Company at all times to maintain net worth (defined to include equity and subordinated debt) of at least $8 million. The Credit Facility also limits the Company's earnings before interest, taxes, depreciation and amortization (EBITDA) to the following loss amounts: $1.2 million for the three months ended May 2, 1998 and the six months ended August 1, 1998, $900,000 for the nine months ended October 31, 1998 and the twelve months ended January 31, 1999 and $500,000 for the twelve months ended April 30, 1999. Minimum EBITDA of zero is required for the twelve months ended July 31, 1999 and $400,000 for the twelve months ended October 31, 1999. In addition, capital expenditures are limited to $1,750,000 in fiscal years 1998 and 1999.

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

     In order to enhance the Company's liquidity and improve its capital structure, the Company completed a private placement of non-interest bearing senior subordinated notes in an aggregate principal amount of $3,850,000, together with warrants to purchase an aggregate of 3,850,000 shares of common stock exercisable at $1.00 per share. The new securities were sold for an aggregate purchase price of $3,850,000 and were purchased principally by affiliates of the Company. In connection with the sale of the new securities, the Company entered into an agreement with all of the holders of the Company's existing subordinated debt securities, representing an aggregate principal amount of $6,000,000. Pursuant to the agreement, each holder agreed to exchange all of its subordinated debt securities together with any warrants issued in connection therewith, for newly issued preferred stock. Holders of $3,000,000 principal amount existing subordinated debt securities elected to receive Series A Preferred Stock which will have no fixed dividend rights, will not be convertible into common stock and will be mandatorily redeemable by the Company in May 2002. Holders of $3,000,000 principal amount of existing subordinated debt securities elected to receive Series B convertible preferred stock which will have no fixed dividend rights, will be convertible into common stock at a price per share of $1.50 and will not be mandatorily redeemable by the Company. Holders of the $3,850,000 principal amount of new subordinated debt securities elected to receive Series C convertible preferred stock which will have no fixed dividend rights, will be convertible into common stock at a price per share of $1.00 and will not be mandatorily redeemable by the Company. The issuance of the shares of preferred stock upon exchange of the subordinated debt securities is subject to the approval of the Company's shareholders, which approval the Company expects to obtain at its annual meeting scheduled to be held on July 29, 1998.

     In connection with the above restructuring, the holders of $6.0 million principal amount of subordinated debt permanently waived their rights to receive interest payments and agreed to exchange such debt for preferred stock, resulting in the elimination of approximately $.6 million in annual interest payments.

Other Matters

     The Company is currently working to resolve the potential impact of the year 2000 on the processing of date-sensitive information by the Company's computerized information systems. The year 2000 problem is the result of computer programs being written using two digits(rather that four) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather that the year 2000 which could result in miscalculations or system failures. Based on preliminary information, costs of addressing potential problems are not currently expected to have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods. The Company plans to devote the necessary resources to resolve all significant year 2000 issues in a timely manner.

                                   Part II

Item  6.  Exhibits and Reports on Form 8-K

The Company filed a Report of Form 8-K on May 6, 1997, reporting the press release dated April 23, 1998.

The Company filed no other Reports of Form 8-K during the first quarter of fiscal 1998.


The following exhibits of The Right Start, Inc. are included herein.


Exhibit
Number

27    Financial Data Schedule

                                    SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.

                               THE RIGHT START, INC.



Date:  June 12, 1998                         /s/JERRY WELCH
                                            -----------------------
                                             Jerry Welch
                                             Chief Executive Officer



Date:  June 12, 1998                          /s/GINA M.SHAUER
                                            -----------------------
                                             Gina M. Shauer
                                             Chief Financial Officer