Form 10-Q/A
period 1998-05-02
RIGHT START INC /CA
filed 1998-09-15
CIK 878720

Form 10-Q/A

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

================================================================================


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


         5388 Sterling Center Drive, Unit C, Westlake Village, CA 91361
         --------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (818) 707-7100
                                 --------------
              (Registrant's telephone number, including area code)


-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock Outstanding as of May 28, 1998 - 10,103,639 shares

                              THE RIGHT START, INC.

                              INDEX TO FORM 10-Q/A
                          FOR THE THIRTEEN WEEK PERIOD
                                ENDED MAY 2, 1998




                         PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements (unaudited)

             Balance Sheet                                              3
             Statement of Operations                                    4
             Statement of Cash Flows                                    5
             Notes to Financial Statements                              6


Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                       10




                           PART II - OTHER INFORMATION


Item 6.           Exhibits and Reports on Form 8-K                     13

SIGNATURES                                                             14


                            THE RIGHT START, INC.
                                 BALANCE SHEET
                                  (unaudited)

                                        (Restated - Note 4)
                                                May 2,        January 31,
                                                 1998           1998
                                             ------------    ------------

ASSETS
Current assets:
Cash                                         $    319,000    $    240,000
Accounts and other receivables                    413,000         405,000
Merchandise inventories                         7,701,000       6,602,000
Prepaid catalog expenses                          519,000         297,000
Other current assets                            1,237,000       1,364,000
                                             ------------    ------------

Total current assets                           10,189,000       8,908,000


Property, plant and equipment, net              8,025,000       8,115,000
Other non-current assets                           71,000          39,000
Deferred income tax benefit                     1,400,000       1,400,000
                                             ------------    ------------

                                             $ 19,685,000    $ 18,462,000
                                             ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses        $  2,958,000    $  2,372,000
Accrued salaries and bonuses                      370,000         380,000
Advance payments on orders                         45,000          30,000
Note payable                                                    2,014,000
                                             ------------    ------------

Total current liabilities                       3,373,000       4,796,000


Note payable long term                          3,000,000       3,000,000
Senior subordinated notes due May 6, 2000       3,699,000
Senior subordinated notes due May 6, 2000       2,758,000       2,734,000
Subordinated convertible debentures due
   May 31, 2002                                 3,000,000       3,000,000
Deferred rent                                   1,604,000       1,625,000


Shareholders' equity:
Common stock (25,000,000 shares authorized     22,337,000      22,337,000
at no par value; 10,103,639 issued and
outstanding)
Paid in capital                                   166,000
Accumulated deficit                           (20,252,000)    (19,030,000)
                                             ------------    ------------

                                             $ 19,685,000    $ 18,462,000
                                             ============    ============


                              THE RIGHT START, INC.
                             STATEMENT OF OPERATIONS
                                   (unaudited)

                                                     Thirteen weeks ended
                                             ----------------------------------
                                             (Restated - Note 4)
                                                  May 2, 1998      May 3, 1997
                                             -------------------  ------------
Net sales:
     Retail                                       $  7,329,000    $  7,414,000
     Catalog                                         1,712,000       2,522,000
                                              ------------------  -------------
                                                     9,041,000       9,936,000

Costs and expenses:
     Cost of goods sold                              4,585,000       4,898,000
     Operating expense                               4,213,000       5,048,000
     General and administrative expense                922,000       1,136,000
     Pre-opening cost amortization                      31,000         217,000
     Depreciation and amortization expense             348,000         394,000
     Other (income) expense                           (152,000)
                                             -------------------  ------------

                                                     9,947,000      11,693,000
                                             -------------------  ------------

Operating loss                                        (906,000)     (1,757,000)
Interest expense                                       331,000         211,000
                                             -------------------  ------------

Loss before income taxes and extraordinary item     (1,237,000)     (1,968,000)
Income tax provision                                    12,000          10,000
                                             -------------------  ------------

Loss before extraordinary item                      (1,249,000)     (1,978,000)
Extraordinary gain on debt restructuring                27,000
                                             -------------------  ------------

Net loss                                          $ (1,222,000)   $ (1,978,000)
                                             ===================  =============

Basic and diluted loss per share                  $      (0.12)   $      (0.23)
                                             ==================   =============

Weighted average number of shares
outstanding                                         10,103,639       8,499,353
                                             ==================    ============


                              THE RIGHT START, INC.
                             STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                     Thirteen weeks ended
                                                              ----------------------------------
                                                              (Restated - Note 4)
                                                                  May 2, 1998       May 3, 1997
                                                              -------------------  -------------

Cash flows from operating activities:
       Net loss                                                     $(1,222,000)   $(1,978,000)
       Adjustments to reconcile net loss
         to net cash used in operating activities:
           Depreciation and amortization                                348,000        611,000
           Imputed interest                                              12,000
           Amortization of discount on subordinated notes                27,000
           Extraordinary gain on debt restructuring                     (27,000)
           Changes in assets and liabilities affecting operations      (639,000)       515,000
                                                                    -----------    -----------

                Net cash used in operating activities                (1,501,000)      (852,000)
                                                                    -----------    -----------

Cash flows from investing activities:
       Additions to property, plant and equipment                      (256,000)      (873,000)
                                                                    -----------    -----------

Cash flows from financing activities:
       Net borrowings (payments) under revolving line of credit      (2,014,000)       488,000
       Proceeds from issuance of senior subordinated notes            3,850,000      1,320,000
                                                                    -----------    -----------

                Net cash provided by  financing activities            1,836,000      1,808,000
                                                                    -----------    -----------


Net increase in cash                                                     79,000         83,000
Cash at beginning of period                                             240,000        313,000
                                                                    -----------    -----------

Cash at end of period                                               $   319,000    $   396,000
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

NOTE 2:  Recapitalization

In order to enhance the Company's liquidity and improve its capital structure, effective April 13, 1998 the Company completed a private placement of non-interest bearing senior subordinated notes in an aggregate principal amount of $3,850,000, together with detachable warrants to purchase an aggregate of 3,850,000 shares of common stock exercisable at $1.00 per share. The new securities were sold for an aggregate purchase price of $3,850,000 and were purchased principally by affiliates of the Company. In connection with the sale of the new securities, the Company entered into an agreement with all of the holders of the Company's existing subordinated debt securities (the "Agreement"), representing an aggregate principal amount of $6,000,000. Pursuant to the Agreement, each holder (of new and old securities) agreed to exchange all of its subordinated debt securities together with any warrants issued in connection therewith, for newly issued preferred stock. Ten shares of newly issued preferred stock will be issued for each $1,000 principal amount of subordinated debt securities exchanged. The total number of shares to be issued are 30,000, 30,000 and 38,500 for Preferred Stock Series A, B and C, respectively. Holders of $3,000,000 principal amount of existing subordinated debt securities elected to receive Series A Preferred Stock which will have no fixed dividend rights, will not be convertible into common stock, will be mandatorily redeemable by the Company in May 2002 and will not accrue dividends unless the Company is unable to redeem the Series A Preferred Stock at the required redemption date, at which point dividends would begin to accumulate and accrue at a rate of $15 per share per annum. Holders of $3,000,000 principal amount of existing subordinated debt securities elected to receive Series B convertible preferred stock which will have no fixed dividend rights and will be convertible into common stock at a price per share of $1.50. Holders of the $3,850,000 principal amount of new subordinated debt securities elected to receive Series C convertible preferred stock which will have no fixed dividend rights and will be convertible into common stock at a price per share of $1.00. The Series B Preferred Stock and the Series C Preferred Stock was mandatorily redeemable upon the occurrence of a change of control of the Company, as defined in the Agreement. Pursuant to a letter agreement dated July 7, 1998, the Company has received consent from all but one of the parties that will hold Series B Preferred Stock to remove the mandatory redemption feature of the Series B Preferred Stock upon a change of control of the Company. Additionally, pursuant to such letter agreement, the Company has receive consent from all of the parties that will hold Series C Preferred Stock to remove the mandatory redemption feature of the Series C Preferred Stock upon the occurrence of a change of control of the Company. The issuance of the shares of preferred stock upon exchange of the subordinated debt securities is subject to the approval of the Company's shareholders, which approval the Company expects to obtain at its annual meeting scheduled to be held in September 1998.

         The proceeds of the issuance of the $3.85 million senior subordinated notes were allocated between the notes and detachable warrants based on a valuation performed of the fair value of the debt security without the warrants and the fair value of the warrants at the date of issuance. The value assigned to the warrants was $154,000. The resulting debt discount is amortized over the term of the notes. Interest expense will be imputed on the non-interest bearing notes to the extent the transaction is with a principal shareholder.

         The exchanges of the subordinated debt securities for the preferred stock will be recorded at the date of issuance of the preferred stock. The fair value of each preferred stock series will be determined as of the issuance date of the stock. The difference between the fair value of the preferred stock series granted and the carrying amount of the related subordinated debt security's balance plus accrued interest exchanged will be recognized as a gain or loss on the extinguishment of debt. If the convertible preferred stock series B and C conversion feature is "in the money" at the date of issue of the preferred stock, a portion of the fair value of the preferred stock equal to the beneficial conversion feature will be allocated to additional paid in capital. The beneficial conversion feature amount allocated to paid in capital will be recognized as a return to the preferred shareholders immediately through a charge to accumulated deficit and a credit to preferred stock.

         The estimated gain or loss to be recorded on the total proposed recapitalization is not determinable at this time as the transactions will be measured and recorded at the date of issuance of the preferred stock.

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


NOTE 3:  Extraordinary Gain

         Effective April 13, 1998, the holders of the Company's $3.0 million subordinated notes and $3.0 million subordinated convertible debentures agreed to waive their right to receive any and all interest payments accrued and owing after February 28, 1998. This modification of terms was accounted for prospectively, from the effective date, under Statement of Financial Accounting Standards No. 15 "Accounting by Debtors and Creditors for Troubled Debt Restructurings" as follows.

         The carrying amount of the notes as of April 13, 1998 was not changed as the carrying amount of the debt did not exceed the total future cash payments of $3.0 million specified by the new terms. Interest expense will be computed using the interest method to apply a constant effective interest rate to the payable balance between the modification date of April 13, 1998 and maturity of the payable in May 2000.

         The total future cash payments specified by the new terms of the convertible debentures of $3.0 million is less than the carrying amount of the liability to the debenture holders of $3,027,000, therefore, the carrying amount was reduced to an amount equal to the total future cash payments specified by the new terms and the Company recognized a gain on restructuring of payables equal to the amount of the reduction as of April 13, 1998. No interest expense shall be recognized on the payable for any period between the modification date of April 13, 1998 and maturity of the payable in May 2002.

NOTE 4: Restatement of Financial Statements for the Thirteen week period ended May 2, 1998

         The Company has restated the financial statements for the thirteen week period ended May 2, 1998 to reflect the following: record the value assigned to the warrants of $154,000 which were attached to the $3.85 million of senior subordinated non-interest bearing notes issued in April 1998 (see Note 2); impute interest on the non-interest bearing notes to the extent the transaction is with a principal shareholder (see Note 2); amortize debt discount over the terms of the subordinated notes; reinstate accrued interest payable on the $3 million senior subordinated notes and $3 million subordinated convertible debentures; record an extraordinary gain on restructuring of payables under FAS 15 (see Note 3); amortize prepaid loan costs; and record a net gain associated with the closing of two stores in the statement of operations.

         The effect of the restatements on accumulated deficit and net loss as of and for the thirteen week period ended May 2, 1998 is as follows:

                                         Net Loss           Accumulated Deficit
As previously reported                 ($1,262,000)            ($20,292,000)
Adjustment for the effect
   of restatements                          40,000                   40,000
                                        -----------             -----------
As adjusted                            ($1,222,000)            ($20,252,000)

The restatements had no effect on basic and diluted loss per share as previously reported.


NOTE 5:  Per Share Data

         Basic per share data is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding. Diluted per share data is computed by dividing income available to common shareholders plus income associated with dilutive securities by the weighted average number of shares outstanding plus any potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock in each year.

         Securities that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS because to do so would have been antidilutive for the periods presented include options outstanding to purchase 652,011 and 979,921 shares of common stock at May 2, 1998 and May 3, 1997, respectively, debt issued with detachable warrants in May 1997 enabling the holder to purchase 475,000 shares of common stock at $3.00 per share and debentures issued in October 1996 convertible into 750,000 shares of common stock. Additionally, $3,850,000 of subordinated debt was issued with 3,850,000 detachable warrants in April 1998 enabling the holder to purchase 3,850,000 shares of common stock at $1.00 per share. This could potentially dilute basic EPS in the future.


NOTE 6:  New Accounting Prounouncements

         In April 1998, the American Institute of Public Accountants issued Statement of Position 98-5 "Reporting on the Costs of Start-up Activities" ("SOP 98-5"). This statement requires that the costs of start-up activities and organization costs be expensed as incurred. The expected impact of SOP 98-5 is not expected to be material to the Company's financial position or results of operations. Effective October 1, 1997, the Company began expensing all store pre-opening costs as incurred.

NOTE 7:  Supplemental Disclosure of Cash Flow Information

         Interest paid amounted to $201,000 and $142,000 for the thirteen weeks ended May 2, 1998 and May 3, 1997, respectively. Cash paid for income taxes was $5,000 and $12,000 for the thirteen weeks ended May 2, 1998 and May 3, 1997, respectively.

         Changes in assets and liabilities which increased (decreased) cash and equivalents are as follows:


                                             Thirteen weeks ended
                                             --------------------

                                   (Restated - Note 4)
                                        May 2, 1998           May 3, 1997
                                        -----------           -----------

Accounts and other receivables          $    (8,000)         $   547,000
Merchandise inventories                  (1,099,000)             276,000
Prepaid catalog expenses                   (222,000)             (37,000)
Other current assets                        127,000             (380,000)
Other non-current assets                    (34,000)
Accounts payable and accrued expenses       613,000              154,000
Accrued salaries and bonuses                (10,000)            (161,000)
Advance payments on orders                   15,000               32,000
Deferred rent                               (21,000)              84,000
                                        -----------          -----------

                                        $  (639,000)         $   515,000
                                        ===========          ===========

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


Thirteen weeks ended May 2, 1998 compared with May 3,  1997

     Amounts in this Management's Discussion and Analysis have been restated as disclosed in Note 4 of the Notes to Financial Statements.

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

         Operating expense was $4.2 million in the first quarter of 1998 as compared to $5.0 million in the first quarter of 1997, representing a 16.5% decrease. Retail operating expense decreased 9.0%, primarily due to reductions in merchandise warehousing and handling costs and reduced labor costs. Additionally, catalog operating expense decreased 40.4%, keeping in line with the Company's decision to operate the catalog at a smaller, more profitable level.

         General and administrative expense decreased 18.8% to $922,000 during the first quarter of 1998 from $1,136,000 during the same period last year. The decrease results from certain cost saving measures implemented by management during recent months. These measures resulted in savings of approximately $90,000 in payroll costs, $60,000 in travel costs, $30,000 in consulting fees and $30,000 in office expenses.

     Included in other income/expense is the net gain of $152,000 associated with the closing of two stores. The gain results from the collection of key money from an assignee and the write-off of deferred rent, net of closing expenses.

         Interest expense increased to $331,000 from $211,000 in the first quarter of the prior year. The 56.9% increase results from an increase in total outstanding borrowings, including $3.85 million of debentures with warrants issued during the quarter. In addition to the amortization of the discount associated with these debentures, interest expense is also imputed at the estimated market rate to the extent that these debentures are held by principal shareholders of the Company with a corresponding contribution to equity recorded. See Liquidity and Capital Resources.

     The Company has a deferred tax asset of $9.0 million, which is reserved by a valuation allowance of $7.6 million, for a net tax benefit of $1.4 million. Management expects that the Company will generate at least $4 million of taxable income within the next 15 years to utilize the net deferred tax asset. The taxable income will be generated through a combination of improved operating results and tax planning strategies. Rather than lose the benefit of the Company's net operating loss ("NOL") carryforward if the Company's operating results alone are insufficient to realize such tax benefit, the Company could implement certain tax planning strategies including the sale of the Company's catalog operation, since such operations generally operate on a break-even basis. Alternatively, the Company could also sell its catalog operation's mailing lists in order to generate income to enable the Company to realize its NOL carryforward. Based on the above operating improvements combined with tax planning strategies in place, management believes that adequate taxable income will be generated over the next 15 years in which to utilize the NOL carryforward.

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

         In order to enhance the Company's liquidity and improve its capital structure, effective April 13, 1998 the Company completed a private placement of non-interest bearing senior subordinated notes in an aggregate principal amount of $3,850,000, together with detachable warrants to purchase an aggregate of 3,850,000 shares of common stock exercisable at $1.00 per share. The new securities were sold for an aggregate purchase price of $3,850,000 and were purchased principally by affiliates of the Company. In connection with the sale of the new securities, the Company entered into an agreement with all of the holders of the Company's existing subordinated debt securities, representing an aggregate principal amount of $6,000,000. Pursuant to the agreement, each holder (of old and new securities) agreed to exchange all of its subordinated debt securities together with any warrants issued in connection therewith, for newly issued preferred stock. Ten shares of newly issued preferred stock will be issued for each $1,000 principal amount of subordinated debt securities exchanged. The total number of shares to be issued are 30,000, 30,000 and 38,500 for Preferred Stock Series A, B and C, respectively. Holders of $3,000,000 principal amount existing subordinated debt securities elected to receive Series A Preferred Stock which will have no fixed dividend rights, will not be convertible into common stock, will be mandatorily redeemable by the Company in May 2002 and will not accrue dividends unless the Company is unable to redeem the Series A Preferred Stock at the required redemption date, at which point dividends would begin to accumulate and accrue at a rate of $15 per share per annum. Holders of $3,000,000 principal amount existing subordinated debt securities elected to receive Series B convertible preferred stock which will have no fixed dividend rights and will be convertible into common stock at a price per share of $1.50. Holders of the $3,850,000 principal amount of new subordinated debt securities elected to receive Series C convertible preferred stock which will have no fixed dividend rights and will be convertible into common stock at a price per share of $1.00. The Series B Preferred Stock and the Series C Preferred Stock was mandatorily redeemable upon the occurrence of a change of control of the Company, as defined in the agreement. Pursuant to a letter agreement dated July 7, 1998, the Company has received consent from all but one of the parties that will hold Series B Preferred Stock to remove the mandatory redemption feature of the Series B Preferred Stock upon a change of control of the Company. Additionally, pursuant to such letter agreement, the Company has receive consent from all of the parties that will hold Series C Preferred Stock to remove the mandatory redemption feature of the Series C Preferred Stock upon the occurrence of a change of control of the Company. The issuance of the shares of preferred stock upon exchange of the subordinated debt securities is subject to the approval of the Company's shareholders, which approval the Company expects to obtain at its annual meeting scheduled to be held in September 1998.

         The proceeds of the issuance of the $3.85 million senior subordinated notes were allocated between the notes and detachable warrants based on a valuation performed of the fair value of the debt security without the warrants and the fair value of the warrants at the date of issuance. Interest expense is imputed on the non-interest bearing notes to the extent the transaction is with a principal shareholder.

         The exchanges of the subordinated debt securities for the preferred stock will be recorded at the date of issuance of the preferred stock. The fair value of each preferred stock series will be determined as of the issuance date of the stock. The difference between the fair value of the preferred stock series granted and the carrying amount of the related subordinated debt security's balance plus accrued interest exchanged will be recognized as a gain or loss on the extinguishment of debt. If the convertible preferred stock series B and C conversion feature is "in the money" at the date of issue of the preferred stock, a portion of the fair value of the preferred stock equal to the beneficial conversion feature will be allocated to additional paid in capital. The beneficial conversion feature amount allocated to paid in capital will be recognized as a return to the preferred shareholders immediately through a charge to accumulated deficit and a credit to preferred stock.

         The estimated gain or loss to be recorded on the total proposed recapitalization is not determinable at this time as the transactions will be measured and recorded at the date of issuance of the preferred stock, however, management does not believe that the transactions will have a material adverse effect on the Company's financial position or results of operations.

         Until such time that the Company completes the exchange of subordinated debt for preferred stock, interest expense must be imputed on the $3,850,000 of new securities to the extent that such amount is held by principal shareholders. Further, the discount inherent in the security must be amortized to interest expense over the term of the security. This treatment is required by generally accepted accounting principles. In accordance with the agreement, however, no interest payments will be made and the interest expense recorded serves to increase the carrying value of the security and shareholders' equity. The estimated total interest expense expected to be recorded, assuming that the exchange is completed by August 31, 1998, is approximately $250,000.

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


Other Matters

Year 2000

         The Company is currently working to resolve the potential impact of the year 2000 on the processing of date-sensitive information by the Company's computerized information systems. The year 2000 problem is the result of computer programs being written using two digits (rather that four) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather that the year 2000 which could result in miscalculations or system failures. Based on preliminary information, costs of addressing potential problems are not currently expected to have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods. The Company plans to devote the necessary resources to resolve all significant year 2000 issues in a timely manner.

New Accounting Pronouncements

         In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 "Reporting on the Costs of Start-up Activities" ("SOP 98-5"). This statement requires that the costs of start-up activities and organization costs be expensed as incurred. The impact of SOP 98-5 is not expected to be material to the Company's financial position or results of operations. Effective October 1, 1997, the Company began expensing all store pre-opening costs as incurred.

                                     PART II


Item  6.  Exhibits and Reports on Form 8-K

The Company filed a Report of Form 8-K on May 6, 1998, reporting the press release dated April 23, 1998.

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


                              THE RIGHT START, INC.



Date:  September 11, 1998                /s/ JERRY WELCH
       ------------------                ---------------
                                         Jerry Welch
                                         Chief Executive Officer