Form 10-Q
period 1998-08-01
RIGHT START INC /CA
filed 1998-09-15
CIK 878720

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

================================================================================


(Mark one)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                  For the quarterly period ended August 1, 1998

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

Common Stock Outstanding as of August 1, 1998 - 10,103,639 shares

                              THE RIGHT START, INC.

                               INDEX TO FORM 10-Q
                 FOR THE THIRTEEN AND TWENTY - SIX WEEK PERIODS
                              ENDED AUGUST 1, 1998




                         PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements (unaudited)

             Balance Sheet                                             3
             Statement of Operations                                   4
             Statement of Cash Flows                                   5
             Notes to Financial Statements                             6


Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                       9





                           PART II - OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K                         13


SIGNATURES                                                            14


                              THE RIGHT START, INC.
                                  BALANCE SHEET
                                   (unaudited)

                                                    August 1,      January 31,
                                                      1998            1998
                                                  ------------    ------------
ASSETS
Current assets:
     Cash                                         $    276,000    $    240,000
     Accounts and other  receivables                   404,000         405,000
     Merchandise inventories                         6,132,000       6,602,000
     Prepaid catalog expenses                          390,000         297,000
     Other current assets                            1,019,000       1,364,000
                                                  ------------    ------------

         Total current assets                        8,221,000       8,908,000


Property, plant and equipment, net                   7,737,000       8,115,000
Other non-current assets                                73,000          39,000
Deferred income tax benefit                          1,400,000       1,400,000
                                                  ------------    ------------

                                                  $ 17,431,000    $ 18,462,000
                                                  ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued expenses        $  2,024,000    $  2,372,000
     Accrued salaries and bonuses                      214,000         380,000
     Advance payments on orders                         32,000          30,000
     Note payable                                                    2,014,000
                                                  ------------    ------------

         Total current liabilities                   2,270,000       4,796,000


Note payable long term                               3,000,000       3,000,000
Senior subordinated notes due May 6, 2000            3,717,000
Senior subordinated notes due May 6, 2000            2,770,000       2,734,000
Subordinated convertible debentures due
     May 31, 2002                                    3,000,000       3,000,000
Deferred rent                                        1,455,000       1,625,000


Shareholders' equity:
     Common stock (25,000,000 shares authorized
         at no par value; 10,103,639 issued and
         outstanding)                               22,337,000      22,337,000
     Paid in capital                                   203,000
     Accumulated deficit                           (21,321,000)    (19,030,000)
                                                  ------------    ------------

                                                  $ 17,431,000    $ 18,462,000
                                                  ============    ============


                              THE RIGHT START, INC.
                             STATEMENT OF OPERATIONS
                                   (unaudited)



                                                        Thirteen weeks ended                    Twenty-six weeks ended
                                                 ---------------------------------  -------------------------------------
                                                  August 1, 1998    August 2, 1997    August 1, 1998     August 2, 1997
                                                 ---------------   ---------------  ------------------  ------------------
Net sales:
    Retail                                        $  7,791,000      $  8,171,000       $ 15,120,000    $ 15,585,000
    Catalog                                            964,000         1,782,000          2,676,000       4,304,000
                                                  ------------      ------------       ------------    ------------
                                                     8,755,000         9,953,000         17,796,000      19,889,000

Costs and expenses:
    Cost of goods sold                               4,571,000         5,314,000          9,156,000      10,231,000
    Operating expense                                3,836,000         4,560,000          8,049,000       9,668,000
    General and administrative expense                 855,000           876,000          1,777,000       1,939,000
    Pre-opening cost amortization                       19,000           160,000             50,000         377,000
    Depreciation and amortization expense              326,000           397,000            674,000         791,000
    Other (income) expense                              39,000           293,000           (113,000)        293,000
                                                  ------------      ------------       ------------    ------------

                                                     9,646,000        11,600,000         19,593,000      23,299,000
                                                  ------------      ------------       ------------    ------------

Operating loss                                        (891,000)       (1,647,000)        (1,797,000)     (3,410,000)
Interest expense                                       173,000           285,000            504,000         490,000
                                                  ------------      ------------       ------------    ------------

Loss before income taxes and extraordinary item     (1,064,000)       (1,932,000)        (2,301,000)     (3,900,000)
Income tax provision                                     5,000            10,000             17,000          20,000
                                                  ------------      ------------       ------------    ------------

Loss before extraordinary item                      (1,069,000)       (1,942,000)        (2,318,000)     (3,920,000)
Extraordinary gain on debt restructuring                                                     27,000
                                                  ------------      ------------       ------------    ------------

Net loss                                          $ (1,069,000)     $ (1,942,000)      $ (2,291,000)   $ (3,920,000)
                                                  ============      ============       ============    ============

Basic and diluted loss per share                  $      (0.11)   $      (0.23)        $      (0.23)   $      (0.46)
                                                  ============    ============         ============    ============

Weighted average number of shares
     outstanding                                    10,103,639       8,593,639           10,103,639       8,546,496
                                                  ============    ============         ============    ============


                                                  THE RIGHT START, INC.
                                                 STATEMENT OF CASH FLOWS
                                                       (unaudited)

                                                                     Twenty-six weeks ended
                                                                  ------------------------------
                                                                  August 1, 1998  August 2, 1997
                                                                  --------------  --------------
Cash flows from operating activities:
       Net loss                                                     $(2,291,000)   $(3,920,000)
       Adjustments to reconcile net loss
         to net cash used in operating activities:
           Depreciation and amortization                                725,000      1,168,000
           Imputed interest                                              49,000
           Loss on store closings                                        39,000
           Amortization of discount on subordinated notes                57,000         26,000
           Changes in assets and liabilities affecting operations       107,000       (743,000)
           Extraordinary gain on debt restructuring                     (27,000)
                                                                    -----------    -----------

               Net cash used in operating activities                 (1,341,000)    (3,469,000)
                                                                    -----------    -----------

Cash flows from investing activities:
       Additions to property, plant and equipment                      (459,000)    (1,317,000)
                                                                    -----------    -----------

Cash flows from financing activities:
       Net borrowings (payments) under revolving line of credit      (2,014,000)       527,000
       Proceeds from issuance of senior subordinated notes            3,850,000
       Proceeds from common stock issued upon
           exercise of stock options                                                 1,320,000
       Proceeds from issuance of subordinated notes                                  3,000,000
                                                                    -----------    -----------

               Net cash provided by  financing activities             1,836,000      4,847,000
                                                                    -----------    -----------


Net increase in cash                                                     36,000         61,000
Cash at beginning of period                                             240,000        313,000
                                                                    -----------    -----------

Cash at end of period                                               $   276,000    $   374,000
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

         There have been no changes in the Company's significant accounting policies as set forth in the Company's financial statements for the year ended January 31, 1998. These unaudited financial statements as of August 1, 1998 and for the thirteen and twenty-six week periods then ended have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Certain reclassifications have been made to conform prior year amounts to current year presentation.

         Operating results for the thirteen and twenty-six week periods ended August 1, 1998 are not necessarily indicative of the results that may be expected for the year ending January 30, 1999.

NOTE 2:  Recapitalization

         In order to enhance the Company's liquidity and improve its capital structure, effective April 13, 1998 the Company completed a private placement of non-interest bearing senior subordinated notes in an aggregate principal amount of $3,850,000, together with detachable warrants to purchase an aggregate of 3,850,000 shares of common stock exercisable at $1.00 per share. The new securities were sold for an aggregate purchase price of $3,850,000 and were purchased principally by affiliates of the Company. In connection with the sale of the new securities, the Company entered into an agreement with all of the holders of the Company's existing subordinated debt securities (the "Agreement"), representing an aggregate principal amount of $6,000,000. Pursuant to the Agreement, each holder (of new and old securities) agreed to exchange all of its subordinated debt securities together with any warrants issued in connection therewith, for newly issued preferred stock. Ten shares of newly issued preferred stock will be issued for each $1,000 principal amount of subordinated debt securities exchanged. The total number of shares to be issued are 30,000, 30,000 and 38,500 for Preferred Stock Series A, B and C, respectively. Holders of $3,000,000 principal amount of existing subordinated debt securities elected to receive Series A Preferred Stock which will have no fixed dividend rights, will not be convertible into common stock, will be mandatorily redeemable by the Company in May 2002 and will not accrue dividends unless the Company is unable to redeem the Series A Preferred Stock at the required redemption date, at which point dividends would begin to accumulate and accrue at a rate of $15 per share per annum. Holders of $3,000,000 principal amount of existing subordinated debt securities elected to receive Series B convertible preferred stock which will have no fixed dividend rights and will be convertible into common stock at a price per share of $1.50. Holders of the $3,850,000 principal amount of new subordinated debt securities elected to receive Series C convertible preferred stock which will have no fixed dividend rights and will be convertible into common stock at a price per share of $1.00. The Series B Preferred Stock and the Series C Preferred Stock was mandatorily redeemable upon the occurrence of a change of control of the Company, as defined in the Agreement. Pursuant to a letter agreement dated July 7, 1998, the Company has received consent from all but one of the parties that will hold Series B Preferred Stock to remove the mandatory redemption feature of the Series B Preferred Stock upon a change of control of the Company. Additionally, pursuant to such letter agreement, the Company has received consent from all of the parties that will hold Series C Preferred Stock to remove the mandatory redemption feature of the Series C Preferred Stock upon the occurrence of a change of control of the Company. The issuance of the shares of preferred stock upon exchange of the subordinated debt securities is subject to the approval of the Company's shareholders, which approval the Company expects to obtain at its annual meeting scheduled to be held in September 1998.

         The proceeds of the issuance of the $3.85 million senior subordinated notes were allocated between the notes and detachable warrants based on a valuation performed of the fair value of the debt security without the warrants and the fair value of the warrants at the date of issuance. The value assigned to the warrants was $154,000. The resulting debt discount is amortized to interest expense over the term of the notes. Interest expense will be imputed on the non-interest bearing notes to the extent the transaction is with a principal shareholder.

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

         The carrying amount of the notes as of April 13, 1998 was not changed as the carrying amount of the debt did not exceed the total future cash payments of $3.0 million specified by the new terms. Interest expense was computed using the interest method to apply a constant effective interest rate to the payable balance between the modification date of April 13, 1998 and maturity of the payable in May 2000.

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

         Securities that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS because to do so would have been antidilutive for the periods presented include options outstanding to purchase 644,000 and 652,000 shares of common stock at August 1, 1998 and August 2, 1997, respectively, debt issued with detachable warrants in May 1997 enabling the holder to purchase 475,000 shares of common stock at $3.00 per share and debentures issued in October 1996 convertible into 750,000 shares of common stock. Additionally, $3,850,000 of subordinated debt was issued with 3,850,000 detachable warrants in April 1998 enabling the holder to purchase 3,850,000 shares of common stock at $1.00 per share. This could potentially dilute basic EPS in the future.


NOTE 5:  Supplemental Disclosure of Cash Flow Information

         Interest paid amounted to $332,000 and $394,000 for the twenty-six weeks ended August 1, 1998 and August 2, 1997, respectively. Cash paid for income taxes was $5,000 and $4,000 for the twenty-six weeks ended August 1, 1998 and August 2, 1997, respectively.

         Changes in assets and liabilities which increased (decreased) cash are as follows:


                                             Twenty-six weeks ended
                                        --------------------------------
                                        August 1, 1998    August 2, 1997
                                        --------------    --------------
Accounts and other receivables          $     1,000       $   699,000
Merchandise inventories                     470,000           393,000
Prepaid catalog expenses                    (93,000)         (418,000)
Other current assets                        295,000          (198,000)
Other non-current assets                    (34,000)            1,000
Accounts payable and accrued expenses      (331,000)       (1,413,000)
Accrued salaries and bonuses               (166,000)          (70,000)
Advance payments on orders                    2,000            39,000
Deferred rent                               (37,000)          224,000
                                        -----------       -----------

                                        $   107,000       $  (743,000)
                                        ===========       ===========

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


Thirteen weeks ended August 1, 1998 compared with August 2,  1997

         Net sales for the thirteen weeks ended August 1, 1998 declined 12% to $8.8 million from $10.0 million for the same period last year. For the quarter, retail net sales declined 5% to $7.8 million as compared to $8.2 million last year, while catalog net sales decreased 46% to $1.0 million from $1.8 million last year. Retail sales reflect sales increases due to four store openings during and since the second quarter of the prior fiscal year offset by eight closings during the first half of the current fiscal year. The reduction in catalog net sales is due to the Company's decision to significantly reduce circulation and operate the catalog at a smaller and more profitable level.

         Cost of goods sold decreased $.7 million or 14%, resulting in a gross margin of 48% as compared to 47% last year. The margin improvement reflects the introduction of higher margin products and product lines including developmental toys, books, videos and other media.

         Operating expense was $3.8 million in the second quarter of 1998 as compared to $4.6 million in the second quarter of 1997, representing a 16% decrease. Retail operating expense decreased 14%, primarily due to reductions in merchandise warehousing and handling costs and reduced labor costs. Additionally, catalog operating expense decreased 46% in line with the decrease in catalog sales.

         General and administrative expense decreased 2% to $855,000 during the second quarter of 1998 from $876,000 during the same period last year. The
Company has continued its trend of significantly reduced general and administrative expenses.

         Depreciation and amortization expense decreased to $326,000 during the second quarter of 1998 from $397,000 during the same period last year. The 18% decrease is primarily due to the expense reduction associated with fixed assets that were written off in conjunction with the closure of eight stores, the relocation of the Company's distribution facility and the move of the Company's corporate office. These decreases were offset by the expense associated with the fixed asset additions for the new stores opened in fiscal 1997.

         Other expense is comprised of store closing costs in the second quarter of fiscal 1998. In the same period of the prior year, other expense represents the write-off of fixed assets abandoned in conjunction with the relocation of the Company's distribution facility and severance expense.

         Interest expense decreased to $173,000 from $285,000 in the second quarter of the prior year. The 39% decrease results from a decrease in total outstanding borrowings, including $3.85 million of senior subordinated notes with warrants issued during the first quarter of fiscal 1998. In addition to the amortization of the discount associated with these senior subordinated notes, interest expense is also imputed at the estimated market rate to the extent that these senior subordinated notes are held by principal shareholders of the Company with a corresponding contribution to equity recorded. See Liquidity and Capital Resources.


Twenty-Six Weeks Ended August 1, 1998 Compared With August 2, 1997

         Net sales for the twenty-six weeks ended August 1, 1998 declined 11% to $17.8 million from $19.9 million for the same period last year. Retail net sales declined 3% to $15.1 million as compared to $15.6 million last year, while catalog net sales decreased 38% to $2.7 million from $4.3 million last year. Retail sales reflect sales increases due to six store openings during and since the second quarter of the prior fiscal year offset by eight closings during the first half of the current fiscal year. The reduction in catalog net sales is due to the Company's decision to significantly reduce circulation and operate the catalog at a smaller and more profitable level.

         Cost of goods sold decreased $1.1 million or 11%, resulting in a gross margin of 49% as compared to 49% last year. The margin is flat with the prior year and includes a positive trend toward improvement as compared to the prior year. This reflects the introduction of higher margin products and product lines including developmental toys, books, videos and other media, offset by the impact of certain marketing and promotional programs introduced in the first quarter of fiscal 1998.

         Operating expense was $8.1 million in the first half of 1998 as compared to $9.7 million in the first half of 1997, representing a 16% decrease. Retail operating expense decreased 6%, primarily due to reductions in merchandise warehousing and handling costs and reduced labor costs. Additionally, catalog operating expense decreased 42% in line with management's plan to operate a smaller, more profitable catalog.

         General and administrative expense decreased 8% to $1,777,000 during the first half of 1998 from $1,939,000 during the same period last year. The Company has continued its trend of significantly reduced general and administrative expenses.

         Depreciation and amortization expense decreased to $674,000 during the first half of 1998 from $791,000 during the same period last year. The 18% decrease is primarily due to the expense reduction associated with fixed assets that were written off in conjunction with the closure of eight stores, the relocation of the Company's distribution facility and the move of the Company's corporate office. These decreases were offset by the expense associated with the fixed asset additions for the new stores opened in fiscal 1997.

         Other (income) expense is comprised of net revenues generated from store closings in the first half of fiscal 1998. In the same period of the prior year, other expense represents the write-off of fixed assets abandoned in conjunction with the relocation of the Company's distribution facility and severance expense.

         Interest expense remained relatively flat between the first half of fiscal 1998 compared to the first half of fiscal 1998. This results from a first quarter increase offset by a second quarter decrease in total outstanding borrowings, including $3.85 million of senior subordinated notes with warrants issued late in the first quarter. In addition to the amortization of the discount associated with these senior subordinated notes, interest expense is also imputed at the estimated market rate to the extent that these senior subordinated notes are held by principal shareholders of the Company with a corresponding contribution to equity recorded. See Liquidity and Capital Resources.

         The Company has a deferred tax asset of $9.4 million, which is reserved by a valuation allowance of $8.0 million, for a net tax benefit of $1.4 million. Management expects that the Company will generate at least $4 million of taxable income within the next 15 years to utilize the net deferred tax asset. The taxable income will be generated through a combination of improved operating results and tax planning strategies. Rather than lose the benefit of the Company's net operating loss ("NOL") carryforward if the Company's operating results alone are insufficient to realize such tax benefit, the Company could implement certain tax planning strategies including the sale of the Company's catalog operation, since such operations generally operate on a break-even basis. Alternatively, the Company could also sell its catalog operation's mailing lists in order to generate income to enable the Company to realize its NOL carryforward. Based on the above operating improvements combined with tax planning strategies in place, management believes that adequate taxable income will be generated over the next 15 years in which to utilize the NOL carryforward.


Liquidity and Capital Resources

         During the first half of Fiscal 1998, the Company's primary sources of liquidity were from borrowings under its $13 million senior credit facility (the "Credit Facility") and proceeds from the sale of approximately $3.9 million of senior subordinated notes with warrants. The Credit Facility consists of a $10,000,000 revolving line of credit for working capital (the "Revolving Line") and a $3,000,000 capital expenditure facility (the "Capex Line"). Availability under the Revolving Line is subject to a defined borrowing base. As of August 1, 1998, borrowings of $3,000,000 were outstanding under the Capex Line. There were no borrowings and approximately $2.8 million available under the Revolving Line. The Credit Facility terminates on November 19, 1999 and on such date all borrowings thereunder are immediately due and payable. Borrowings under the Credit Facility are secured by substantially all of the Company's assets.

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

         Until such time that the company completes the exchange of subordinated debt for preferred stock, interest expense must be imputed on the $3,850,000 of new securities to the extent that such amount is held by principal shareholders. Further, the discount inherent in the security must be amortized to interest expense over the term of the security. This treatment is required by generally accepted accounting principles. In accordance with the agreement, however, no interest payments will be made and the interest expense recorded serves to increase the carrying value of the security and shareholders' equity. The estimated total interest expense expected to be recorded, assuming that the exchange is completed by September 1998, is approximately $200,000.

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

Nasdaq Market Listing

     The Company has received notice from the staff of The Nasdaq Stock Market, Inc. ("Nasdaq") that it was not in compliance with the Nasdaq's new minimum net tangible assets requirement of $4 million and that Nasdaq intends to delist the Company's common stock. In accordance with the Nasdaq's procedures, the Company has filed an appeal with the Nasdaq's Listings Hearing Department which will allow the Company to maintain its listed status pending the outcome of the appeal.

  Although the Company  currently does not satisfy the Nasdaq's  minimum net tangible asset requirement, the Company expects to regain compliance after its annual meeting of shareholders when the Company expects to complete its previously announced recapitalization transaction. Pursuant to the recapitalization transaction, the holders of all of the Company's subordinated debt securities have agreed to exchange their debt securities for preferred stock. Had the recapitalization been completed as of August 1, 1998, the Company estimates that its net tangible assets would have been approximately $9 million.

     The Company is unable to predict whether its appeal will be successful, notwithstanding the consummation of the recapitalization transaction. If the Company's appeal is unsuccessful, the Company's common stock would be removed from listing on the Nasdaq National Market. If the Company's common stock is delisted from the Nasdaq National Market, it may become more difficult to buy or sell the common stock or to obtain timely and accurate quotations to buy or sell.

                                     PART II


Item  6.  Exhibits and Reports on Form 8-K

The  Company  filed no Reports  of Form 8-K during the second  quarter of fiscal
1998.


The following exhibits of The Right Start, Inc. are included herein.


Exhibit
Number

27       Financial Data Schedule

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.


                              THE RIGHT START, INC.

Date:  September 11, 1998                       /s/ JERRY WELCH
       ------------------                       ---------------
                                                Jerry Welch
                                                Chief Executive Officer


Date:  September 11, 1998                       /s/ GINA M. SHAUER
       ------------------                       ------------------
                                                Gina M. Shauer
                                                Chief Financial Officer