Form 10-K/A
period 1998-01-31
RIGHT START INC /CA
filed 1998-10-16
CIK 878720

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                  FORM 10-K/A

                                AMENDMENT NO. 2

(Mark One)

(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required effective October 7, 1996)

                   For the fiscal year ended January 31, 1998

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)

                          Commission file no. 0-19536

                             THE RIGHT START, INC.
             (Exact name of registrant as specified in its charter)

California                                                                                                  95-3971414
------------------------------------                                                                        ----------
(State or other jurisdiction of                                                  (I.R.S. Employer Identification No.)
 incorporation or organization)

     5388 Sterling Center Dr., Unit C., Westlake Village, California  91361
     ----------------------------------------------------------------------
              (Address of principal executive offices)  (Zip Code)

               Registrant's telephone number, including area code
                                 (818) 707-7100
                                 --------------

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:   Common Stock, no
                                                              ----------------
par value
---------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No  __
                                        ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to
this Form 10-K/A.   [  ]

As of April 15, 1998, approximately 3,134,963 shares of the Registrant's Common Stock held by non-affiliates were outstanding and the aggregate market value of such shares was approximately $6,662,000.

As of April 15, 1998 there were outstanding 10,103,639 shares of Common Stock, no par value, with no treasury stock.

Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held in October 1998 (the "Proxy Statement") are incorporated by reference into Part III hereof.

The Company has amended this Form 10-K/A to reflect the following:

     Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, has been amended as follows: Fiscal 1997 Compared with Transition Period has been expanded in the areas of operating expenses, income taxes, and other non-recurring expenses; Transition Period Compared with Fiscal 1996 has been expanded in the areas of other non-recurring expenses; Fiscal 1996 Compared with Fiscal 1995 has been added; Liquidity and Capital Resources has been amended to add the proposed accounting for the Recapitalization transaction; Other Matters has been added to disclose the potential impact of Year 2000 issues and of a future accounting pronouncement.

     Item 8, Financial Statements and Supplementary Data, has been amended to add the fiscal year ended May 31, 1995 to the statement of operations, shareholders' equity and cash flows. The statement of operations for the fiscal year ended January 31, 1998, thirty-three weeks ended February 1, 1997 and fiscal year ended June 1, 1996 have been restated to reclassify other non-recurring expenses from non-operating to operating as disclosed in Note 16 to the Financial Statements. Additionally, the Notes to the Financial Statements have been amended to add certain additional disclosure.

     This Annual Report on Form 10-K/A contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Discussions containing such forward-looking statements may be found in the material set forth under Item 1. Business and Item 7. Management's Discussion and Analysis, as well as within this Annual Report generally (including any document incorporated by reference herein). Also, documents subsequently filed by the Company with the Securities and Exchange Commission may contain forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors identified herein or in other public filings by the Company, including but not limited to, the Company's Registration Statement on Form S-3 (File No. 333-08175).

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

RECENT DEVELOPMENTS
-------------------

     In order to enhance the Company's liquidity and improve its capital structure, effective April 13, 1998, the Company completed a private placement of non-interest bearing senior subordinated notes in an aggregate principal amount of $3,850,000 (the "New Notes"), together with detachable warrants to purchase an aggregate of 3,850,000 shares of common stock exercisable at $1.00 per share (the "New Warrants" and together with the New Notes, the "1998 New Securities"). The 1998 New Securities were sold for an aggregate purchase price of $3,850,000 and were purchased primarily by affiliates of the Company. In connection with the sale of the 1998 New Securities, the Company entered into an agreement with all of the holders of the Company's existing subordinated debt securities, representing an aggregate principal amount of $6,000,000. Pursuant to the agreement, each holder agreed to exchange all of its subordinated debt securities together with any warrants issued in connection therewith, for two series of preferred stock. Ten shares of preferred stock per series will be issued for each $1,000 principal amount of subordinated debt securities exchanged. The total number of shares to be issued are 30,000, 30,000 and 38,500 for Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock, respectively. Holders of $3,000,000 principal amount of existing subordinated debt securities elected to receive Series A Preferred Stock which will have no fixed dividend rights, will not be convertible into common stock and will be mandatorily redeemable by the Company in May 2002 and will not accrue dividends unless the Company is unable to redeem the Series A Preferred Stock at the required redemption date, at which point dividends would begin to accumulate and accrue at a rate of $15 per share per annum (the "Series A Preferred Stock"). Holders of $3,000,000 principal amount of existing subordinated debt securities elected to receive Series B convertible preferred stock which will have no fixed dividend rights and will be convertible into common stock at a price per share of $1.50 (the "Series B Preferred Stock"). Holders of the $3,850,000 principal amount of 1998 New Securities elected to receive Series C convertible preferred stock which will have no fixed dividend rights and will be convertible into common stock at a price per share of $1.00 (the "Series C Preferred Stock"). Pursuant to a letter agreement dated July 7, 1998, the Company has received consent from all but one of the parties that will hold the Series B Preferred Stock in order to eliminate the mandatory redemption feature of the Series B Preferred Stock upon a change of control of the Company. Additionally, pursuant to such letter agreement, the Company has received consent from all of the of the parties that will hold Series C Preferred Stock to remove the mandatory redemption feature of the Series C Preferred Stock upon the occurrence of a change of control of the Company. The issuance of the shares of preferred stock upon exchange of the subordinated debt securities is subject to approval of the Company's shareholders, which approval the Company expects to obtain at its annual meeting scheduled to be held in October 1998.

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

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ----------------------------------------------------

     Not applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDERS' MATTERS
-------  -----------------------------------------------------------------------

     The Company's common stock is traded on the Nasdaq National Market system under the symbol RTST. The Company's stock is held of record by approximately 126 registered shareholders as of April 15, 1998. The following table sets forth the range of high and low bid prices on the Nasdaq National Market for the Common Stock for the periods indicated.

                                                                                 Bid Price
                                                                 ---------------------------------------
                                                                          High                Low
                                                                    -----------------   ----------------
Fiscal 1997
----------------------------------
First Quarter                                                                   $5.50              $2.13
Second Quarter                                                                   3.38               2.25
Third Quarter                                                                    3.50               2.38
Fourth Quarter                                                                   2.69               1.75

Transition Period
----------------------------------

First Quarter                                                                    6.88               4.25
Second Quarter                                                                   5.63               4.56
Third Quarter (1)                                                                6.38               5.00

(1) Covers the period from December 1, 1996 to February 1, 1997, the date to which the Company changed its fiscal year end.

     The Company has not paid dividends on its common stock and presently intends to continue this policy. In addition, the Company's credit agreement contains a number of financial covenants which may, among other things, limit the Company's ability to pay dividends.

ITEM 6.  SELECTED FINANCIAL DATA - (Dollars in thousands except share data)
-------  ------------------------------------------------------------------

                                   Fiscal Year    Transition Period                 Fiscal Year
                                   ------------   ------------------
                                                                   ------------------------------------------
                                       1997                               1996          1995          1994
EARNINGS DATA
 Revenues:
   Net Sales                        $   38,521           $   27,211    $   40,368    $   44,573    $   49,204
   Other revenues                                                             877         1,168         1,311
                                -----------------------------------------------------------------------------
                                        38,521               27,211        41,245        45,741        50,515
   Net income (loss)                    (9,241)              (5,378)       (3,899)       (2,106)          176
   Basic and diluted earnings            (1.01)               (0.67)        (0.60)        (0.33)         0.03
    (loss) per share
SHARE DATA
 Weighted average
   shares outstanding                9,188,172            8,006,190     6,536,813     6,300,000     6,637,142
BALANCE SHEET DATA
 Current assets                     $    8,908           $   11,704    $    8,353    $    9,660    $   12,002
 Total assets                           18,462               22,982        17,475        14,632        18,221
 Current liabilities                     4,796                8,457         4,649         3,690         4,979
 Long-term debt                          8,734                5,643
 Shareholders' equity                    3,307                7,172        11,902        10,694        12,800

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------  -----------------------------------------------------------------------
         OF OPERATION
         ------------

RESULTS OF OPERATIONS
---------------------

     This discussion should be read in conjunction with the information contained in the Financial Statements and accompanying Notes thereto of the Company appearing elsewhere in this Form 10-K/A.

     Transition Period results have been presented and discussed to provide the reader with an understanding of the Company's financial condition and results of operations. Comparisons have been made, based on the significant operating factors in each period, between the current fiscal year and the comparable unaudited 52-week period of the prior year and between the Transition Period and the comparable period of Fiscal 1996.

FISCAL 1997 COMPARED WITH TRANSITION PERIOD
-------------------------------------------

     Revenues for Fiscal 1997 were $38.5 million compared to $27.2 million for the Transition Period ($41.2 million for the 52-week period ended February 1, 1997). Retail net sales were $31.1 million in Fiscal 1997 and $19.6 million in the Transition Period ($26.8 million for the 52-week period ended February 1, 1997); catalog net sales were $7.4 million in Fiscal 1997 and $7.6 million in the Transition Period ($14.4 million for the 52-week period ended February 1, 1997). Retail net sales declined 14% between Fiscal 1997 and the 52-week period ended February 1, 1997, reflecting the partial year impact of three new stores opened in early Fiscal 1997 and three new stores opened at the end of the year, offset by same-store sales declines of 21%. The Company attributes its some-store sales declines to the elimination of various marketing activities, promotional offers and heavy couponing which enhanced sales but negatively impacted margins and operating expenses.

     The 49% decline in catalog net sales between Fiscal 1997 and the 52-week period ended February 1, 1997 reflects the continued downsizing of the Company's catalog circulation. Circulation was down 40% between Fiscal 1997 and the 52-week period ended February 1, 1997. This reflects the Company's plan to reduce the mailings of the catalog to operate it at a more profitable level.

     Cost of goods sold represented 50% of net sales in Fiscal 1997 and 53% in the Transition Period (54% in the 52-week period ended February 1, 1997). The Company has achieved better gross margins in Fiscal 1997, continuing the favorable trend in gross margin that began in the Transition Period. At the same time, average inventory turns have increased from two times in the Transition Period to three times in Fiscal 1997. This reflects the ongoing effort to right size inventory levels and minimize the need for markdowns.

     Operating expenses increased as a percentage of net sales to 50% or $19.2 million in Fiscal 1997 compared to 46% in the Transition Period or $12.6 million ($20.0 million or 48% of net sales in the 52-week period ended February 1, 1997). Included in operating expenses in Fiscal 1997 and the Transition Period are retail occupancy costs of $5.9 million or 15% of sales and $2.9 million or 11% of sales, respectively ($3.8 million or 9% of sales in the 52-week period ended February 1, 1997). The remaining $13.3 million or 35% of sales and $9.7 million or 36% of sales, respectively ($16.2 million or 40% of sales in the 52-week period ended February 1, 1997), are payroll and other operating expenses. These costs have decreased as a percentage of sales, reflecting management's on-going attention to cost reductions. The burden of fixed occupancy costs in light of the decline in same-store-sales had a negative impact on the Company's results for Fiscal 1997. This fact is a major part of the Company's decision to focus its retail expansion plans on street locations, wherein occupancy and other fixed operating costs are substantially lower than in mall locations.

     General and administrative expenses were $3.9 million in Fiscal 1997 compared to $2.9 million in the Transition Period ($4.5 million for the 52-week period ended February 1, 1997). The Company experienced a 13% decline in general and administrative expenses between Fiscal 1997 and the 52-week period ended February 1, 1997. This decline reflects the impact of payroll and other overhead cost reductions made in connection with the Company's ongoing efforts to reduce expenses.

     Pre-opening cost amortization was $.7 million in Fiscal 1997 and $.5 million in the Transition Period ($.7 million for the 52-week period ended February 1, 1997). In Fiscal 1997, three stores were opened in the first half of the year (the period through which the Company's policy of deferring pre-opening costs was in effect) compared to twenty-one stores opened in the 52-week period ended February 1, 1997. Due to the timing of the previous year's openings, the majority of the amortization related to these openings was recognized in fiscal 1997. The increased months' amortization offset by reductions in pre-opening costs beginning in the Transition Period resulted in relatively flat amortization expense for the comparable periods. In the third quarter of Fiscal 1997, the Company changed its method of accounting for pre-opening costs and began expensing them in the first full month of the store's operations. Previously, the Company deferred pre-opening costs and amortized them over twelve months.

     Depreciation and amortization expense increased to $1.6 million in Fiscal 1997 compared to $.8 million in the Transition Period ($1.2 million for the 52-week period ended February 1, 1997). The increase results from a full-year impact of the addition of build-outs and equipment for the new stores opened during the Transition Period and the partial-year impact of stores opened during Fiscal 1997.

     Other non-recurring expenses incurred in Fiscal 1997 include $1.3 million of fixed assets and leasehold improvements written off in conjunction with planned store closures, $.4 million in fixed assets and leasehold improvements written off in conjunction with the Company's corporate office and distribution center moves and $.2 million of severance expense. In December 1997, the Company's Board of Directors approved management's plan to close seven poor performing retail stores. Six of these stores were closed as of July 1998 and such closures generated positive cash flow for the Company resulting from the recovery of the value of certain of the leases through either landlords or future tenants of the leased space.

     Interest expense, net increased from $.2 million in the Transition Period and for the 52-week period ended February 1, 1997 to $1.1 million in Fiscal 1997. This reflects the interest charge on the Company's borrowings under its credit facility and subordinated debt issuances which funded operating losses and growth.

     The Company has a deferred tax asset of $8.5 million, which is reserved by a valuation allowance of $7.1 million, for a net tax benefit of $1.4 million. Management expects that the Company will generate $4 million of taxable income within the next 15 years to utilize the net deferred tax asset. The taxable income will be generated through a combination of improved operating results and tax planning strategies. Rather than lose the benefit of the Company's NOL carryforward if the Company's operating results alone are insufficient to realize such tax benefit, the Company could implement certain tax planning strategies including the sale of the Company's catalog operation, since such operations generally operate on a break-even basis. Alternatively, the Company could also sell its catalog operation's mailing lists in order to generate income to enable the Company to realize its NOL carryforward. Based on the above operating improvements combined with tax planning strategies in place, management believes that adequate taxable income will be generated over the next 15 years in which to utilize the NOL carryforward.

TRANSITION PERIOD COMPARED WITH FISCAL 1996
-------------------------------------------

     Revenues for the Transition Period were $27.2 million compared to $26.5 million for the comparable period of Fiscal 1996. Catalog net sales for the Transition Period were $7.6 million and were $16.6 million for the comparable period of Fiscal 1996. The 54% decline in catalog net sales was a result of a significant decrease in catalog circulation. The decrease in circulation reflects management's efforts to discontinue the summer sale catalog which generated very low margin sales and eliminate circulation to unprofitable mailing lists.

     Retail net sales were $19.6 million for the Transition Period compared to $9.9 million for the comparable period of Fiscal 1996. The increase in retail net sales was a result of the Company's retail expansion; 37 stores were open at February 1, 1997 as compared to 22 at June 1, 1996. Further, the Transition Period includes the benefit of a full period's results for the eleven stores opened in Fiscal 1996. Same-store sales were flat for the Transition Period.

     Cost of goods sold represented 53% of net sales in the Transition Period and 54% of net sales in both Fiscal 1996 and the 33-week period ended February 3, 1996. The improvement in gross margin reflected the net positive impact of steadily improved margins beginning in Fall 1996, offset by lower margins generated at the beginning of the Transition Period due to heavy promotional activity to improve the Company's inventory position. The margin improvement was attributed to better management of inventory levels and the elimination of excessive mark-down promotions.

     Operating expense was $12.6 million, or 46% of net sales, in the Transition Period compared to $18.3 million, or 45% of net sales, in Fiscal 1996. The increase was primarily attributed to the addition of senior retail operations management and increased telemarketing costs for the catalog.

     General and administrative expense in the Transition Period was $2.9 million compared to $4.3 million in Fiscal 1996 ($2.0 million in the 33-week period ended February 3, 1996). The increase between the 33 week periods reflected the investment made in executive and senior management in the merchandising areas to support the Company's new retail stores and implement the Company's merchandising strategy.

     The Transition Period included $528,000 in pre-opening cost amortization compared to $418,000 in Fiscal 1996 ($265,000 in the 33-week period ended February 3, 1996). The increase resulted from the retail expansion over the last two years. The Company amortized its new store opening costs over the first twelve months of each store's operations.

     Depreciation and amortization was $833,000 during the Transition Period as compared to $938,000 in Fiscal 1996. ($581,000 in the 33-week period ended February 3, 1996). The increase was due to the increase in property and equipment resulting from the construction of new stores and installation of the Company's new information system.

     Non-recurring expense of $851,000 incurred during the Transition Period were primarily attributed to the following: The Company's former President resigned in October 1996 resulting in a $280,000 severance charge; the Company prepaid its line of credit upon funding of its new credit facility resulting in $145,000 of prepayment charges; and the Company had taken action to close two unprofitable retail store locations, which has resulted in a write-off of $425,000 in non-recoverable assets.

     The Company recognized $207,000 of income tax expense for the Transition Period. This charge resulted from management's revaluation of the deferred tax asset. In evaluating the deferred tax asset, management considered the Company's plans and projections and available tax planning strategies.

FISCAL 1996 COMPARED WITH FISCAL 1995
-------------------------------------

     Revenues for fiscal 1996 were $41.2 million compared to $44.8 million in 1995. Catalog net sales declined $13.5 million or 37% reflecting the December 1994 sale of Children's Wear Digest (CWD) and reduced response rates and circulation on The Right Start Catalog. CWD was a wholly owned subsidiary of the Company selling children's apparel by catalog.

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

     Operating expense decreased $.6 million or 3% from $18.9 million in fiscal 1995 to $18.3 million in fiscal 1996. The decrease represents a $3.4 million decrease in catalog production costs offset by retail and other operating expense increases. The decrease in catalog production costs resulted from the decrease in The Right Start Catalog circulation. Retail operating expenses increased due to the additional payroll and occupancy costs associated with the new store openings.

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

     Other non-recurring expense of $450,000 represents the severance charge associated with the resignation of the Company's former chief executive officer.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     During Fiscal 1997, the Company's primary sources of liquidity were from borrowings under its $13 million senior credit facility (the "Credit Facility") and proceeds from the sale of $3.0 million of subordinated debentures with warrants. These sources financed the Company's operations and capital expenditures. Capital expenditures of approximately $2.0 million were incurred in new store openings and refurbishing several of the Company's older stores. Cash used in funding operating capital (defined as the net change in assets and liabilities affecting operations) was $1.3 million. The primary use of funds was in the reduction of accounts payable and accrued expenses, offset by a decrease in inventory levels and accounts receivable. Decreased inventory purchases and the settlement of certain large accrued expenses resulted in the liability reduction and corresponding use of cash.

     The Credit Facility consists of a $10,000,000 revolving line of credit for working capital (the "Revolving Line") and a $3,000,000 capital expenditure facility (the "Capex Line"). Availability under the Revolving Line is subject to a defined borrowing base and was $3.1 million as of January 31, 1998. As of January 31, 1998, borrowings of $2,014,000 and $3,000,000 were outstanding under the Revolving Line and the Capex Line, respectively, and $1,081,000 was available under the Revolving Line. The Credit Facility terminates on November 19, 1999 and on such date all borrowings thereunder are immediately due and payable. Borrowings under the Credit Facility are secured by substantially all of the Company's assets.

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

     In order to enhance the Company's liquidity and improve its capital structure, effective April 13, 1998, the Company completed a private placement of non-interest bearing senior subordinated notes in an aggregate principal amount of $3,850,000 (the "New Notes"), together with detachable warrants to purchase an aggregate of 3,850,000 shares of common stock exercisable at $1.00 per share (the "New Warrants" and together with the New Notes, the "1998 New Securities"). The 1998 New Securities were sold for an aggregate purchase price of $3,850,000 and were purchased primarily by affiliates of the Company. In connection with the sale of the 1998 New Securities, the Company entered into an agreement with all of the holders of the Company's existing subordinated debt securities, representing an aggregate principal amount of $6,000,000. Pursuant to the agreement, each holder agreed to exchange all of its subordinated debt securities together with any warrants issued in connection therewith, for two series of preferred stock. Ten shares of preferred stock per series will be issued for each $1,000 principal amount of subordinated debt securities exchanged. The total number of shares to be issued are 30,000, 30,000 and 38,500 for Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock, respectively. Holders of $3,000,000 principal amount of existing subordinated debt securities elected to receive Series A Preferred Stock which will have no fixed dividend rights, will not be convertible into common stock and will be mandatorily redeemable by the Company in May 2002 and will not accrue dividends unless the Company is unable to redeem the Series A Preferred Stock at the required redemption date, at which point dividends would begin to accumulate and accrue at a rate of $15 per share per annum (the "Series A Preferred Stock"). Holders of $3,000,000 principal amount of existing subordinated debt securities elected to receive Series B convertible preferred stock which will have no fixed dividend rights and will be convertible into common stock at a price per share of $1.50 (the "Series B Preferred Stock"). Holders of the $3,850,000 principal amount of 1998 New Securities elected to receive Series C convertible preferred stock which will have no fixed dividend rights and will be convertible into common stock at a price per share of $1.00 (the "Series C Preferred Stock"). Pursuant to a letter agreement dated July 7, 1998, the Company has received consent from all but one of the parties that will hold Series B Preferred Stock to remove the mandatory redemption feature of the Series B Preferred Stock upon a change of control of the Company. Additionally, pursuant to such letter agreement, the Company has received consent from all of the parties that will hold Series C Preferred Stock to remove the mandatory redemption feature of the Series C Preferred Stock upon the occurrence of a change of control of the Company. The issuance of the shares of preferred stock upon exchange of the subordinated debt securities is subject to approval of the Company's shareholders, which approval the Company expects to obtain at its annual meeting scheduled to be held in October 1998.

     As the $3.85 million of 1998 New Securities were issued in contemplation of the exchange into convertible preferred stock, the accounting for the 1998 New Securities is analogous to convertible debt. The 1998 New Securities will be exchanged for Series C preferred stock which is convertible into common stock at a price per share of $1.00. As of the date of issue of the 1998 New Securities, the Company's common stock was trading at $2.00 per share. Since the conversion feature was the money at the date of issue, the debt the portion of the proceeds equal to the beneficial conversion feature of $3.85 million was allocated to additional paid in capital. The resulting debt discount of $3,850,000 is being amortized to interest expense in the historical accounts over the period from the April issuance date to the date the debt is first convertible. The date the debt is first convertible is the exchange date when the debt is exchanged for convertible preferred stock. Since the exchange transaction is subject to a proxy vote by the shareholders, the expected date of the shareholder vote, anticipated to be in October 1998, has been used to determine the amortization period of six and a half months. For the periods ended May 2, 1998 and August 1, 1998, the interest amortization is $0 and $4,000, which has been deemed immaterial. No value has been assigned to the warrants because of the requirement to exchange the warrants, together with the debt, for preferred stock that resulted in an assessment that the warrants have no independent value apart from the exchange transaction.

     The exchanges of the subordinated debt securities for the preferred stock will be recorded at the date of issuance of the preferred stock. The fair value of each preferred stock series will be determined as of the issuance date of the stock. The difference between the fair value of the preferred stock series granted and the carrying amount of the related subordinated debt security's balance, plus accrued interest exchanged, will be recognized as a gain or loss on the extinguishment of debt. If the convertible Series B Preferred Stock conversion feature is "in the money" at the date of issue of the preferred stock, a portion of the fair value of the preferred stock equal to the beneficial conversion feature will be allocated to additional paid in capital. The beneficial conversion feature amount allocated to paid in capital will be recognized as a return to the preferred shareholders immediately through a charge to accumulated deficit and a credit to preferred stock.

     The estimated gain or loss to be recorded on the total proposed recapitalization is not determinable at this time as the transactions will be measured and recorded at the date of issuance of the preferred stock.

     In connection with the above restructuring, the holders of $6.0 million principal amount of subordinated debt permanently waived their rights to receive interest payments and agreed to exchange such debt for preferred stock, resulting in the elimination of approximately $0.6 million in annual interest payments. In addition, the proceeds from the Company's private placement of $3,850,000 of the 1998 New Securities were used to pay off the Company's revolving line of credit. Further, the Company's lender amended the Company's existing loan agreement to provide more favorable terms which are consistent with management's financial and operational plans. These plans include the closure of certain unprofitable mall stores and opening of other store locations.

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

OTHER MATTERS
-------------

     The Company is currently working to resolve the potential impact of the year 2000 on the processing of date-sensitive information by the Company's computerized information systems. The year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000 which could result in miscalculations or system failures. Based on preliminary information, costs of addressing potential problems are not currently expected to have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods. The Company plans to devote the necessary resources to resolve all significant year 2000 issues in a timely manner.

FUTURE ACCOUNTING REQUIREMENTS
------------------------------

     In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 "Reporting on the Costs of Start-up Activities" (SOP 98-5) which requires that the costs of start-up activities and organization costs be expensed as incurred. The impact of the adoption of SOP 98-5 is not expected to be material to the Company's financial position or results of operations. Effective October 1, 1997 and as disclosed in Note 1, the Company began expensing all store pre-opening costs as incurred.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------  -------------------------------------------

     The financial statements and supplementary data of the Company are as set forth in the "INDEX TO FINANCIAL STATEMENTS" on the following page.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------  ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

     Not applicable.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------   --------------------------------------------------
DIRECTORS
---------

     The directors of the Company are as follows:
    Name              Age       Director Since                     Business Experience
    ----              ---       --------------                     -------------------
Andrew Feshbach        37            1995              Mr. Feshbach is a Vice President of Fortune Financial, President
                                                       of Big Dog Sportswear and an Executive Vice President of Fortune
                                                       Fashions.  Previously, Mr. Feshbach was a partner in Maiden Lane, a merchant bank, and a Vice President in the Mergers and
                                                       Acquisitions Group of Bear Stearns.

Robert R. Hollman     54             1995              Mr. Hollman has been President and Chief Executive Officer of
                                                       Topa Management Company since 1971 and President and Chief
                                                       Executive Officer of Topa Savings Bank since 1989.  He has also been a Director and Officer of Topa Equities, Ltd., the parent company of Topa Savings Bank, since 1969.

Fred Kayne            60             1995              Mr. Kayne is President and Chairman of Fortune Financial, where he is responsible for directing all of its investment activities.
                                                       Mr. Kayne is also President of Fortune Fashions and Chairman of
                                                       Big Dog Sportswear.  Mr. Kayne was a partner of Bear, Stearns &
                                                       Co. Inc. until its initial public offering in 1985 after which he was a Managing Director and a member of the Board of Directors until he resigned in 1986.  Fred Kayne and Richard A. Kayne are brothers.

Richard A. Kayne      53             1995              Mr. Kayne currently serves as President and Chief Executive
                                                       Officer of Kayne Anderson Investment Management, Inc., and its
                                                       broker dealer affiliate, K.A. Associates, Inc.  Mr. Kayne has been with Kayne Anderson Investment Management, Inc. since 1985 when it was founded by Mr. Kayne and John E. Anderson.  He is also a Director of Foremost Corporation of America and Glacier
                                                       Water Services, Inc.  Richard A. Kayne and Fred Kayne are
                                                       brothers.

Jerry R. Welch        47             1995              See "Business Experience of Executive Officers" below.

Howard M. Zelikow     64             1995              Mr. Zelikow has been a management and financial consultant doing
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

EXECUTIVE OFFICERS
------------------

     The executive officers of the Company (the "Named Executive Officers") are as follows:

         Name               Age                                 Position                                Officer Since
         ----               ---                                 --------                                -------------
Jerry R. Welch              47      Chairman of the Board, President and Chief Executive Officer           1996

Gina M. Shauer              35      Chief Financial Officer and Secretary                                  1994

Ronald J. Blumenthal        52      Senior Vice President                                                  1994

Michele Iglesias            31      Vice President-Human Resources                                         1996

Gerald E. Mitchell          43      Vice President-Merchandising                                           1996

Marilyn Platfoot            44      Vice President-Retail Operations                                       1996

Richard Pollock             46      Vice President-Logistics                                               1996


     All officers serve at the discretion of the Board of Directors.

BUSINESS EXPERIENCE OF EXECUTIVE OFFICERS
-----------------------------------------

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

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934
--------------------------------------------------------------------

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

ITEM 11.  EXECUTIVE COMPENSATION
--------  ----------------------

EXECUTIVE COMPENSATION
----------------------

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

SUMMARY COMPENSATION TABLE
--------------------------

                                                                                                  Long Term Compensation
                                                      Annual Compensation                         -----------------------
                                            Fiscal    -------------------     Other Annual         Securities Underlying
      Name and Principal Position          Year-End    Salary     Bonuses   Compensation (1)           Options  (#)
----------------------------------------   --------   ---------   -------   ----------------      -----------------------


Jerry R. Welch (2)                             1998    $    -0-   $   -0-            $  -0-                    14,765
 Chairman of the Board, President              1997    $    -0-   $   -0-            $  -0-                     9,217
 and Chief Executive Officer                   1996    $    -0-   $   -0-            $  -0-                    10,317 (3)

Ronald J. Blumenthal                           1998    $135,000       -0-               -0-                    15,000
 Senior Vice President - Marketing             1997    $ 90,965       -0-               -0-                       -0-
                                               1996    $110,161    29,000             4,058                    50,000

Gerald E. Mitchell                             1998     155,000       -0-             8,048                    15,000
 Vice President - Merchandising                1997      80,481       -0-             3,875                    75,000

Marilyn Platfoot                               1998     115,000       -0-               -0-                    15,000
 Vice President Retail Operations              1997      72,981       -0-               -0-                       -0-
                                               1996       6,365       -0-               -0-                    25,000

Gina M. Shauer                                 1998     105,000       -0-               -0-                    10,000
Chief Financial Officer and Secretary          1997      66,635       -0-               750                       -0-
                                               1996      94,138       -0-             1,300                    20,000

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

DIRECTORS' FEES
---------------

     All of the Company's non-employee directors receive directors' fees of $3,000 per quarter. All of the members of the Board of Directors have elected, in lieu of such compensation, to receive options to purchase common stock of the Company at the fair market value on the date the options are granted.

OPTION GRANTS IN THE FISCAL YEAR ENDED JANUARY 31, 1998
-------------------------------------------------------

     The following table provides certain information regarding stock options granted to the Named Executive Officers during the fiscal year ended January 31, 1998.

     NAME          INDIVIDUAL GRANTS     % OF TOTAL     EXERCISE OR    EXPIRATION    POTENTIAL REALIZABLE VALUE AT
---------------   -------------------      OPTIONS       BASE PRICE       DATE       ASSUMED ANNUAL RATES OF STOCK
                                         GRANTED TO      ($/SHARE)     ----------       PRICE APPRECIATION FOR
                                        EMPLOYEES IN    ------------                          OPTION TERM
                                         FISCAL YEAR                                -------------------------------
                                        -------------
                      NUMBER OF                                                            5%  ($)         10%  ($)
                      SECURITIES                                                          -------         --------
                  UNDERLYING OPTIONS
                       GRANTED
                             (#)  (1)
                              ------
Jerry Welch                    3,000             2.4%          2.50       7/22/07         $12,353         $ 20,303
Jerry Welch                   11,765             9.6%          2.50       7/22/02          37,747           48,393
Gerald Mitchell               15,000            12.2%          2.50       7/22/07          61,763          101,514
Ron Blumenthal                15,000            12.2%          2.50       7/22/07          61,763          101,514
Marilyn Platfoot              15,000            12.2%          2.50       7/22/07          61,763          101,514
Gina Shauer                   10,000             8.1%          2.50       7/22/07          41,175           67,676
Richard Pollock               10,000             8.1%          2.50       7/22/07          41,175           67,676
Michele Iglesias              10,000             8.1%          2.50       7/22/07          41,175           67,676

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

    NAME                                VALUE                 NUMBER OF SECURITIES            VALUE OF UNEXERCISED
------------                        REALIZED ($) (1)         UNDERLYING UNEXERCISED           IN-THE-MONEY OPTIONS
                                                        OPTIONS AT FISCAL YEAR END (#)   AT FISCAL YEAR END   ($) (1)

               SHARES ACQUIRED                           EXERCISABLE    UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
               ON EXERCISE  (#)                                                          ------------   -------------
               ----------------
Jerry Welch                -0-                -0-              19,534           14,765            -0-             -0-
Ron                        -0-                -0-              33,334           56,666            -0-             -0-
 Blumenthal
Gerald                     -0-                -0-              37,500           52,500            -0-             -0-
 Mitchell
Marilyn                    -0-                -0-               8,333           31,667            -0-             -0-
 Platfoot
Gina Shauer                -0-                -0-              23,334           31,666            -0-             -0-

_________________________

(1) On January 29, 1998 (the last day the Company's common stock was traded in the fiscal year ended January 31, 1998), the closing sale price of the Company's common stock on the Nasdaq National Market System was $1.75 per share.

STOCK COMPENSATION PROGRAMS
---------------------------

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

     On May 5, 1998, the Compensation Committee granted options to purchase an aggregate of 880,000 shares of the Company's common stock (the "New Option Shares") to certain executive officers and employees of the Company (each a "grantee") at an exercise price of $1.75 per share, the closing sale price per share of the Company's common stock on the date of grant. Grant of the New Option Shares is subject to shareholder approval to increase the number of shares of the Company's common stock that may be issued under the 1991 Plan. The Compensation Committee has also determined that grant of the New Option Shares to a grantee is conditioned upon such grantee's canceling all of his or her existing outstanding options to purchase the Company's common stock. The Compensation Committee may from time to time modify or amend the 1991 Plan as it deems necessary or desirable, but generally may not change an option already granted thereunder without the written consent of the holder of such option (or stock issued on exercise thereof). Of the 880,000 New Option Shares granted, 600,000 option shares were granted to executive officers of the Company in the following amounts: Gerald Mitchell (125,000 option shares), Ron Blumenthal (75,000 option shares), Marilyn Platfoot (125,000 option shares), Gina Shauer (100,000 option shares), Richard Pollock (100,000 option shares), and Michele Iglesias (75,000 option shares). The remaining 280,000 New Option Shares were granted to non-executive employees of the Company.

     The Board of Directors of the Company has proposed an amendment to the 1991 Plan to increase the maximum number of shares of common stock issuable under such plan from 575,000 to 1,150,000 shares, subject to the approval of the shareholders of the Company as provided in the Company's 1998 annual proxy statement.

1995 Non-Employee Directors Plan

     In October 1995, the Company adopted the 1995 Non-Employee Director Plan (the "1995 Plan"), as amended to cover an aggregate of 250,000 shares of common stock. The information regarding the 1995 Plan provided herein is qualified in its entirety by the full text of such plan, copies of which have been filed with the Securities and Exchange Commission. The 1995 Plan provides for the annual issuance, to each non-employee director, of options to purchase 3,000 shares of common stock. In addition, each director is entitled to make an election to receive, in lieu of directors' fees, additional options to purchase common stock. The amount of additional options is determined based on an independent valuation such that the value of the options issued is equivalent to the fees that the director would be otherwise entitled to receive. Options issued under this plan vest on the anniversary date of their grant and upon termination of Board membership. 191,029 options were issued under the plan, 117,204 of which were exercisable as of January 31, 1998.

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

                                                                                      Pro forma for Recapitalization
                                                                                     --------------------------------
       Name and Address of Beneficial Owner             Amount and     Percent of       Amount and       Percent of
---------------------------------------------------     Nature of         Class         Nature of           Class
                                                        Beneficial     -----------      Beneficial      -------------
                                                      Ownership  (1)                  Ownership (1)
                                                      --------------                 ----------------
Richard A. Kayne (2)                                      4,365,958          42.4%         8,533,854            59.7%
KAIM Non-Traditional, L.P.
1800 Avenue of the Stars
Second Floor
Los Angeles, CA  90067

Cahill, Warnock Strategic Partners Fund, L.P. (3)           988,333           8.9%           746,667             6.9%
One South Street, Suite 2150
Baltimore, MD  21202

Travelers Group Inc. (4)                                    783,043           7.7%           771,376             7.6%
388 Greenwich Street
New York, NY  10013

Fred Kayne (5)                                              914,493           9.0%         1,391,577            13.0%
Fortune Fashions
6501 Flotilla Street
Commerce, CA  90040

Albert O. Nicholas                                          625,000           6.2%           625,000             6.2%
Nicholas Co., Inc.
700 North Water Street
Milwaukee, WI  53202

Howard Kaplan                                               610,000           6.0%           610,000             6.0%
99 Chauncy Street
Boston, MA  02111

Gerald E. Mitchell (6)                                       66,750             *             66,750               *
5388 Sterling Center Drive, Unit C
Westlake Village, CA 91361

Gina M. Shauer (7)                                           27,392             *             27,392               *
5388 Sterling Center Drive, Unit C
Westlake Village, CA 91361

Andrew Feshbach (8)                                          19,534             *             19,534               *
Big Dog Sportswear
121 Gray Avenue, Suite 300
Santa Barbara, CA  93101

Robert R. Hollman (8)                                        19,534             *             19,534               *
Topa Management
1800 Avenue of the Stars
Suite 1400
Los Angeles, CA  90067

                                                                                      Pro forma for Recapitalization
                                                                                     --------------------------------
       Name and Address of Beneficial Owner             Amount and     Percent of       Amount and       Percent of
---------------------------------------------------     Nature of         Class         Nature of           Class
                                                        Beneficial     -----------      Beneficial      -------------
                                                      Ownership  (1)                  Ownership (1)
                                                      --------------                 ----------------
Jerry R. Welch (8)(9)                                        19,534         *                 19,534          *
Kayne Anderson Investment Management, Inc.
1800 Avenue of the Stars
Second Floor
Los Angeles, CA  90067

Howard M. Zelikow (8)(9)                                     19,534         *                 19,534          *
Kayne Anderson Investment Management, Inc.
1800 Avenue of the Stars
Second Floor
Los Angeles, CA  90067

Ronald J. Blumenthal (10)                                    55,608         *                 55,608          *
5388 Sterling Center Drive, Unit C
Westlake Village, CA  91361

All executive officers and directors                      5,532,260       52.1%           10,196,774        67.6%
as a group (twelve persons) (11)

_________________________

*    Less than one percent.

(1) Except as otherwise noted below, the persons named in the table have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable.

(2) The 4,365,958 shares include (i) 199,034 shares held directly by Mr. Kayne (including 19,534 shares which may be acquired within 60 days upon exercise of options) and (ii) 4,166,924 shares held by managed accounts of KAIM Non-Traditional, L.P. ("KAIM, LP"), a registered investment adviser (including 190,000 shares which may be acquired within 60 days upon exercise of 1997 Warrants). Mr. Kayne has sole voting and dispositive power over the shares he holds directly. He has shared voting and dispositive power along with Kayne Anderson Investment Management, Inc. ("KAIM, Inc."), the general partner of KAIM, LP, over the remaining shares. (Mr. Kayne is the President, Chief Executive Officer and a Director of KAIM, Inc., and the principal shareholder of its parent company.) The shares held by managed accounts of KAIM, LP include the following shares held by investment funds for which KAIM, LP serves as general partner or manager: 1,481,703 shares held by Kayne Anderson Non- Traditional Investments, L.P.; 1,081,651 shares held by ARBCO Associates, L.P.; 1,023,158 shares held of Offense Group Associates, L.P.; 315,412 shares held by Opportunity Associates, L.P.; and 75,000 shares held by Kayne Anderson Offshore Limited. KAIM disclaims beneficial ownership of the shares reported, except those shares attributable to it by virtue of its general partner interests in the limited partnerships holding such shares. Mr. Kayne disclaims beneficial ownership of the shares reported, except those shares held by him directly or attributable to him by virtue of his limited and general partner interests in such limited partnerships and by virtue of his indirect interest in the interest of KAIM in such limited partnerships. The foregoing is based on information provided by Mr. Kayne and KAIM, L.P. to the Company as of May 4, 1998.

(3) David L. Warnock and Edward L. Cahill are each managing members of Cahill, Warnock & Company, LLC ("CW") and general partners of Cahill, Warnock Strategic Partners, L.P. ("CWSP"). CWSP and CW are the general partners, respectively, of Cahill, Warnock Strategic Partners Fund, L.P. ("SPF") and Strategic Associates, L.P. ("SA"). SPF owns 1996 Debentures currently convertible into 710,500 shares of common stock and 150,100 currently exercisable 1997 Warrants to purchase common stock. SA owns 1996 Debentures currently convertible into 39,500 shares of common stock and 8,233 currently exercisable 1997 Warrants to purchase common stock. Each of Messrs. Warnock and Cahill, CW, CWSP, SPF and SA may be deemed to beneficially own 988,333 shares of common stock. Messrs. Warnock and Cahill, CW and CWSP disclaim beneficial ownership with respect to the shares held by SPF and SA. SPF disclaims beneficial ownership with respect to the shares underlying the 1996 Debentures and the 1997 Warrants held by SA. SA disclaims beneficial ownership with respect to the shares underlying the 1996 Debentures and the 1997 Warrants held by SPF. The shares reported above and in the table exclude 9,217 currently exercisable options to purchase common stock held by Mr. Warnock.

(4) The amount and nature of beneficial ownership of 783,043 shares has been taken from an Amendment No. 2 to Schedule 13G filed on January 23, 1998, which states that (i) Primerica Life Insurance Company, Travelers Insurance Holdings Inc. and The Travelers Insurance Company each report beneficial ownership of 631,376 shares and (ii) The Travelers Insurance Group Inc., PFS Services, Inc., Associated Madison Companies, Inc. and Travelers Group Inc. each report beneficial ownership of 783,043 shares. The amount reported in the table and in clause (ii) above includes currently exercisable 1997 Warrants to purchase 31,667 shares of common stock.

(5) Includes 855,376 shares, 39,583 shares underlying the 1997 Warrants and 19,534 currently exercisable options to purchase common stock.

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

(11) Includes common stock and options beneficially owned by executive officers and directors, including 21,667 with respect to Ms. Platfoot, 9,312 with respect to Ms. Iglesias and 12,478 with respect to Mr. Pollock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------  ----------------------------------------------


    In May 1997, certain investors, including Cahill Warnock Strategic Partners Fund, L.P. ("SPF") ($948,000), Strategic Associates, L.P. ("SA") ($52,000), Fred Kayne ($250,000) and KAIM Non-Traditional, L.P. ("KAIM") ($1,200,000) purchased an aggregate principal amount of $3,000,000 of the Company's 11.5% Senior Subordinated Notes due 2000 and warrants to purchase an aggregate of 475,000 shares of the Company's common stock at an exercise price of $3.00 per share, subject to adjustment under certain circumstances.

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

  In April 1998, each of the holders, including SPF ($3,749,000), SA ($210,000), Fred Kayne ($250,000) and KAIM ($1,200,000), of (a) the Company's Convertible Debentures dated October 11, 1996, as amended on May 30, 1997, in the aggregate principal amount of $3,000,000 (the "1996 Debentures") and (b) the Company's 11.5% Senior Subordinated Notes due May 6, 2000 in the aggregate principal amount of $3,000,000 (the "'1997 Notes") and warrants to purchase 475,000 shares of the Company's common stock issued in connection with the 1997 Notes (the "1997 Warrants" and together with the 1997 Notes, the "1997 Securities") entered into a Letter Agreement dated April 6, 1998 and an Amendment to Letter Agreement dated April 13, 1998, and substantially all such holders have entered into a Letter Agreement dated July 7, 1998 (collectively, the "Amended Letter Agreement") setting forth a plan of recapitalization (the "Recapitalization").

  The Recapitalization consists of the following: (a) the issuance of $3,850,000 aggregate principal amount of the Company's non-interest bearing Senior Subordinated Notes due May 6, 2000 (the "New Notes") and detachable warrants to purchase 3,850,000 shares of the Company's common stock (the "New Warrants," and together with the New Notes, the "1998 New Securities") to, among others, Fred Kayne ($350,000) and affiliates of KAIM ($3,383,333), (b) a waiver by the holders of all of their rights to interest payments accrued and owing on the 1996 Debentures and the 1997 Notes on or after February 28, 1998, (c) an agreement by the holders to exchange the 1996 Debentures and the 1997 Securities for either Series A or Series B Preferred Stock within two-hundred forty days after the issuance of the 1998 New Securities and (d) an agreement by the holders to exchange the 1998 New Securities for Series C Preferred Stock simultaneous with the exchange of the 1996 Debentures and the 1997 Securities for Series A and/or B Preferred Stock.

                                    PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K
--------      ----------------------------------------------------------------

(a)  THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT.
                                                                                                       Page
                                                                                                       ----

     (1)  Financial Statements:

     Report of Independent Accountants................................................................  F-1

     Consolidated Balance Sheet -- January 31, 1998 and February 1, 1997..............................  F-2

     Consolidated Statement of Operations - Periods Ended
     January 31, 1998, February 1, 1997, June 1, 1996 and May 31, 1995................................  F-3

     Consolidated Statement of Changes in Shareholders' Equity -- Periods Ended
     January 31, 1998, February 1, 1997, June 1, 1996 and May 31, 1995................................  F-4

     Consolidated Statement of Cash Flows -- Periods Ended January 31, 1998,
     February 1, 1997, June 1, 1996 and May 31, 1995..................................................  F-5

     Notes to Consolidated Financial Statements.......................................................  F-6

     (2) FINANCIAL STATEMENT SCHEDULES:

     Valuation Reserves............................................................................... F-18

     All other financial statement schedules are omitted because they are either not applicable or the required information is shown in the financial statements or notes thereto.

     (3)  LISTING OF EXHIBITS

     The following exhibits are filed as part of, or incorporated by reference into, this annual report:

                               INDEX TO EXHIBITS
Exhibit
Number
------
3.1      Amended and Restated Articles of Incorporation of the Company, dated
         August 12, 1991/(1)/

3.1.1    Amendment to Articles of Incorporation, dated August 20, 1991/(1)/

3.1.2    Form of Amendment to Articles of Incorporation, dated August 24,
         1991/(1)/

3.2      Bylaws of the Company, as amended/(2)/

3.3      Specimen Certificate of the Common Stock (without par value)/(1)/

10.1     1991 Key Employee Stock Option Plan/(3)/

10.2 Form of Indemnification Agreement between Registrant and its directors and executive officers/(3)/

10.3     Asset Purchase Agreement for Acquisition of the Assets of Small People,
         Inc. and Jimash Corporation by Right Start Subsidiary I, Inc./(4)/

10.4     1995 Non-employee Directors Option Plan/(5)/

10.5     Registration Rights Agreement dated August 3, 1995 between The Right
         Start, Inc. and Kayne Anderson Non-Traditional Investments LP, ARBCO
         Associates LP, Offense Group Associates LP, Opportunity Associates LP,
         Fred Kayne, Albert O. Nicholas and Primerica Life Insurance
         Company/(5)/

10.6     Asset Purchase Agreement dated as of July 29, 1996 by and between
         Blasiar, Inc. (DBA Alert Communications Company) and The Right Start,
         Inc./(5)/

10.7     Convertible Debenture Purchase Agreement between The Right Start, Inc.
         and Cahill Warnock Strategic Partners, LP dated as of October 11,
         1996/(6)/

10.7.1   First Amendment to Convertible Debenture Purchase Agreement between The
         Right Start, Inc. and Cahill Warnock Strategic Partners, LP dated as of
         May 30, 1997/(11)/

10.8     Convertible Debenture Purchase Agreement between The Right Start, Inc.
         and Strategic Associates, LP dated as of October 11, 1996/(6)/

10.8.1   First Amendment to Convertible Debenture Purchase Agreement between The
         Right Start, Inc. and Strategic Associates, LP dated as of May 30,
         1997/(11)/

10.9     Registration Rights Agreement dated October 11, 1996 between The Right
         Start, Inc. and Strategic Associates, L.P./(7)/

10.10    Registration Rights Agreement dated October 11, 1996 between The Right
         Start, Inc. and Cahill, Warnock Strategic Partners Fund, L.P./(7)/
</(TABLE>



10.11    Loan and Security Agreement dated as of November 14, 1996 between The
         Right Start, Inc. and Heller Financial, Inc./(6)/

10.12    First Amendment to Loan and Security Agreement and Limited Waiver and
         Consent/(8)/

10.13    Second Amendment to Loan and Security Agreement and Limited Waiver and
         Consent/(9)/

10.14    Third Amendment to Loan and Security Agreement and Limited Waiver and
         Consent/(9)/

10.15    Fourth Amendment to Loan and Security Agreement and Limited Waiver and
         Consent

10.16    Registration Rights Agreement dated May 6, 1997 between The Right
         Start, Inc. and certain Kayne Anderson funds, Cahill, Warnock Strategic
         Partners Fund, L.P., Strategic Associates, L.P., The Travelers
         Indemnity Company and certain other investors named therein/(7)/

10.17    Registration Rights Agreement dated September 4, 1997 between The Right
         Start, Inc. and certain Kayne Anderson funds, Cahill, Warnock Strategic
         Partners Fund, L.P., The Travelers Indemnity Company and certain other investors named therein/(7)/

10.18    The Right Start, Inc. Letter Agreement dated as of April 6, 1998/(10)/

10.19    The Right Start, Inc. Amendment to Letter Agreement dated as of April
         13, 1998/(10)/

10.20    The Right Start, Inc. Securities Purchase Agreement dated as of May 6,
         1997 between the Company and certain investors listed therein with respect to the Company's 11.5% senior subordinated notes due May 6, 2000 and warrants to purchase the Company's common stock/(12)/

10.21    The Right Start, Inc. Securities Purchase Agreement dated as of April
         13, 1998 between the Company and certain investors listed therein with respect to the Company's Senior Subordinated Notes due May 6, 2000 and warrants to purchase the Company's common stock/(10)/

10.22    Registration Rights Agreement dated April 13, 1998 between The Right
         Start, Inc. and the investors named therein/(7)/

10.23    The Right Start, Inc. Securities Purchase Agreement dated September 4,
         1997 between the Company and the investors named therein with respect to 1,510,000 shares of the Company's common stock/(9)/

23.1     Consent of Independent Accountants

27.1     Financial Data Schedule*

_________________________
(1) Previously filed as an Exhibit to the Company's Registration Statement of Form S-1 dated August 29, 1991.

(2) Previously filed as an Exhibit to Amendment Number 2 to the Company's Registration Statement on Form S-1 dated October 3, 1991.

(3) Previously filed as an Exhibit to Amendment Number 1 to the Company's Registration Statement on Form S-1 dated September 11, 1991

(4)  Previously filed as an Exhibit to the Company's 10-K dated May 26, 1993.

(5)  Previously filed as an Exhibit to the Company's 10-K dated June 1, 1996.

(6) Previously filed as an Exhibit to the Company's 10-Q for the period ended November 30, 1996.

(7)  Previously filed as an Exhibit to the Company's 10-K dated January 31,
     1998.

(8) Previously filed as an Exhibit to the Company's 10-K for the transition period from June 2, 1996 to February 1, 1997.

(9) Previously filed as an Exhibit to the Company's 10-Q for the period ended August 2, 1997.

(10) Previously filed as an Exhibit to the Company's 8-K dated April 23, 1998.

(11) Previously filed as an Exhibit to the Company's 10-Q for the period ended May 3, 1997.

(12) Previously filed as an Exhibit to the Company's 8-K dated May 6, 1997.

*    Previously filed as an Exhibit to this Form 10-K.

(b)  REPORTS ON FORM 8-K

     There were no Reports on Form 8-K filed during the last quarter of Fiscal 1997.

(c) A list of exhibits included as part of this report is set forth in Part IV of this Annual Report on Form 10-K above and is hereby incorporated by reference herein.

(d)  Not applicable

                                   SIGNATURES

     Pursuant to the requirement of Sections 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              THE RIGHT START, INC.

Dated: October 15, 1998                        /s/ Gina M. Shauer
                                       ----------------------------------
                                                 Gina M. Shauer
                                       Chief Financial Officer (Principal
                                        Financial and Accounting Officer)

                             THE RIGHT START, INC.

                            REPORT AND CONSOLIDATED

                              FINANCIAL STATEMENTS



                     JANUARY 31, 1998 AND FEBRUARY 1, 1997

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------



To the Board of Directors and
Shareholders of The Right Start, Inc.


In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a) (1) and (2) on page 15 present fairly, in all material respects, the financial position of The Right Start, Inc. at January 31, 1998 and February 1, 1997, and the results of its operations and its cash flows for the fiscal year ended January 31, 1998, the thirty-three weeks ended February 1, 1997 and the fiscal years ended June 1, 1996 and May 1, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 16, the consolidated financial statements have been restated to move other expenses to a component of loss from operations.



PricewaterhouseCoopers LLP
Los Angeles, California
March 6, 1998, except as to
 Notes 10 and 14 which are as of
 September 1, 1998 and Note 16
 which is as of October 13, 1998

                             THE RIGHT START, INC.
                          CONSOLIDATED BALANCE SHEET
                          --------------------------


                                                                    January 31,   February 1,
                                                                       1998          1997
                                                                    -----------   -----------
ASSETS
------
Current assets:
   Cash                                                             $   240,000   $   313,000
   Accounts receivable                                                  328,000       938,000
   Note receivable                                                       77,000       200,000
   Merchandise inventories                                            6,602,000     7,664,000
   Prepaid catalog expenses                                             297,000       782,000
   Deferred pre-opening costs, net                                       50,000       543,000
   Other current assets                                               1,314,000     1,264,000
                                                                    -----------   -----------
                                                                      8,908,000    11,704,000
                                                                    -----------   -----------


Property, plant and equipment, net                                    8,115,000     9,841,000
Other assets                                                             39,000        37,000
Deferred income tax benefit                                           1,400,000     1,400,000
                                                                    -----------   -----------
                                                                      9,554,000    11,278,000
                                                                    -----------   -----------
                                                                    $18,462,000   $22,982,000
                                                                    ===========   ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Accounts payable and accrued expenses                             $ 2,372,000   $ 6,076,000
  Accrued salaries and bonuses                                          380,000       517,000
  Advance payments on orders                                             30,000        31,000
  Revolving line of credit                                            2,014,000     1,833,000
                                                                    -----------   -----------
                                                                      4,796,000     8,457,000
                                                                    -----------   -----------

Note payable                                                          3,000,000     2,643,000
Senior subordinated notes, net of unamortized
  discount of $266,000                                                2,734,000
Subordinated convertible debentures                                   3,000,000     3,000,000
Deferred rent                                                         1,625,000     1,710,000

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

                             THE RIGHT START, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      ------------------------------------




                                            Fiscal Year    Thirty-three        Fiscal Year Ended
                                              Ended         Weeks Ended    --------------------------
                                            January 31,     February 1,      June 1,        May 31,
                                               1998            1997           1996           1995
                                            -----------     -----------    -----------    -----------
                                            (Restated-      (Restated-     (Restated-
                                             Note 16)        Note 16)       Note 16)
Net Sales:
 Retail                                     $31,107,000     $19,576,000    $17,075,000    $ 7,783,000
 Catalog                                      7,414,000       7,635,000     23,293,000     36,790,000
Other revenues                                                                 877,000        214,000
                                            -----------     -----------    -----------    -----------

                                             38,521,000      27,211,000     41,245,000     44,787,000
                                            -----------     -----------    -----------    -----------

Costs and expenses:
 Cost of goods sold                          19,244,000      14,417,000     21,605,000     23,654,000
 Operating expense                           19,212,000      12,608,000     18,282,000     18,925,000
 General and administrative expense           3,912,000       2,941,000      4,341,000      3,008,000
 Pre-opening cost amortization                  711,000         528,000        418,000        114,000
 Depreciation and amortization                1,608,000         833,000        938,000        745,000
 Other expenses                               1,905,000         851,000        450,000
                                            -----------     -----------    -----------    -----------

                                             46,592,000      32,178,000     46,034,000     46,446,000
                                            -----------     -----------    -----------    -----------


Operating loss                               (8,071,000)     (4,967,000)    (4,789,000)    (1,659,000)
Interest expense (income), net                1,143,000         204,000         37,000        (43,000)
Loss on sale of Children's Wear Digest                                                      1,744,000
                                            -----------     -----------    -----------    -----------

Loss before income taxes                     (9,214,000)     (5,171,000)    (4,826,000)    (3,360,000)
Income tax provision (benefit)                   27,000         207,000       (927,000)    (1,254,000)
                                            -----------     -----------    -----------    -----------

Net loss                                    $(9,241,000)    $(5,378,000)   $(3,899,000)   $(2,106,000)
                                            ===========     ===========    ===========    ===========

Basic and diluted loss per share            $     (1.01)    $     (0.67)   $     (0.60)   $     (0.33)
                                            ===========     ===========    ===========    ===========

Weighted average number of
 shares outstanding                           9,188,172       8,006,190      6,536,813      6,300,000

          See accompanying notes to consolidated financial statements.

                             THE RIGHT START, INC.
                     CONSOLIDATED STATEMENT OF CHANGES IN
                             SHAREHOLDERS' EQUITY
                             --------------------

                                               Common Stock
                                         -------------------------       Retained Earnings
                                           Shares        Amount        (Accumulated Deficit)
                                         ----------    -----------     ---------------------
Balance May 25, 1994                      6,300,000    $11,206,000           $1,594,000
Net loss                                                                     (2,106,000)
                                         ----------    -----------         ------------
Balance at May 31, 1995                   6,300,000     11,206,000             (512,000)

Issuance of shares pursuant
 to a rights offering                     1,578,806      4,906,000

Issuance of shares pursuant
 to the exercise of stock options            60,500        201,000

Net loss                                                                     (3,899,000)
                                         ----------    -----------         ------------

Balance at June 1, 1996                   7,939,306     16,313,000           (4,411,000)

Issuance of shares pursuant
 to the exercise of stock options           214,333        648,000
                                         ----------    -----------         ------------

Net loss                                                                     (5,378,000)
                                         ----------    -----------         ------------

Balance at February 1, 1997               8,153,639     16,961,000           (9,789,000)

Issuance of shares pursuant
 to the exercise of stock options           440,000      1,320,000

Issuance of shares pursuant to a
 private placement                        1,510,000      3,705,000

Issuance of common stock warrants
 in conjunction with sale of senior
 subordinated notes                                       351,000


Net loss                                                                     (9,241,000)
                                         ----------    -----------         ------------

Balance at January 31, 1998              10,103,639    $22,337,000         ($19,030,000)
                                         ==========    ===========         ============

          See accompanying notes to consolidated financial statements.

                             THE RIGHT START, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------

                                                        Fiscal Year   Thirty-three         Fiscal Year Ended
                                                           Ended      Weeks Ended    ---------------------------
                                                        January 31,    February 1,      June 1,       May 31,
                                                           1998           1997           1996          1995
                                                       ------------   ------------   -----------   -------------
Cash flows from operating activities:
 Net loss                                              $(9,241,000)   $(5,378,000)   $(3,899,000)   $(2,106,000)
 Adjustments to reconcile net income
  to net cash used in operating activities:
   Depreciation and amortization                         1,608,000        833,000        938,000        745,000
   Pre-opening cost amortization                           711,000        528,000        418,000        114,000
   Amortization of discount on senior
    subordinated notes                                      85,000                                    1,744,000
   Loss on sale of Children's Wear Digest
   Loss on store closings                                1,580,000
   Change in assets and liabilities
    affecting operations                                (1,316,000)      (957,000)       506,000     (2,256,000)
                                                       -----------    -----------    -----------    -----------

      Net cash used in operating activities             (6,573,000)    (4,974,000)   (2,037,000)     (1,759,000)
                                                       -----------    -----------    -----------    -----------

Cash flows from investing activities:
 Additions to property, plant and equipment             (2,063,000)    (3,607,000)    (4,165,000)    (2,417,000)
 Proceeds from sale of marketable securities                                                          1,461,000
 Proceeds from sale of Children's Wear Digest                                                         2,437,000
 Payment for Children's Wear Digest acquisition                                                        (399,000)
 Proceeds from sale of telemarketing center                               298,000
                                                       -----------    -----------    -----------    -----------
      Net cash provided by (used in) investing
       activities                                       (2,063,000)    (3,309,000)    (4,165,000)     1,082,000
                                                       -----------    -----------    -----------    -----------
Cash flows from financing activities:
    Net proceeds from borrowings under
      revolving line of credit                             181,000      1,833,000
    Proceeds from note payable, long term                  357,000      2,643,000
    Proceeds from sale of convertible
      subordinated debentures                                           3,000,000
    Proceeds from private placement of
      common stock                                       3,705,000
    Proceeds from common stock issued
      upon exercise of stock options                     1,320,000        648,000        201,000
    Proceeds from common stock issued
      pursuant a rights offering                                                       4,906,000
    Proceeds from sale of senior subordinated
      notes                                              3,000,000
                                                       -----------    -----------    -----------

             Cash provided by financing activities       8,563,000      8,124,000      5,107,000
                                                        ----------     ----------    -----------

Net decrease in cash                                       (73,000)      (159,000)    (1,095,000)     (677,000)
Cash at beginning of period                                313,000        472,000      1,567,000     2,244,000
                                                        ----------     ----------    -----------    ----------

Cash at end of period                                   $  240,000     $  313,000    $   472,000    $1,567,000
                                                        ==========     ==========    ===========    ==========

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

Fiscal Year
-----------

The Company has a fiscal year consisting of fifty-two or fifty-three weeks ending on the Saturday closest to the last day in January. Effective January 1997, the Company changed its fiscal year which had been the fifty-two or fifty-three weeks ending on the Saturday closest to the last day in May. The change in year end resulted in a thirty-three week transition period from June 2, 1996 to February 1, 1997 ("the Transition Period"). The fiscal years ended January 31, 1998 ("Fiscal 1997") and June 1, 1996 ("Fiscal 1996") were fifty-two week periods; the fiscal year ended May 31, 1995 ("Fiscal 1995") was a fifty-three week period. See Note 14.

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

Prepaid Catalog Expenses
------------------------

Prepaid catalog expenses consist of the costs to produce, print and distribute catalogs. These costs are amortized over the expected sales life of each catalog which does not exceed four months. Catalog production expenses of $2,753,000, $1,844,000, $6,061,000 and $9,457,000 were recorded in Fiscal 1997, the Transition Period, Fiscal 1996 and Fiscal 1995, respectively.

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

-------------------

Store Opening Costs
-------------------
Effective October 1, 1997, the Company changed the way costs incurred in opening stores are recognized. Previously, these costs had been deferred and amortized over 12 months commencing with the store opening. After the effective date, any pre-opening costs incurred for new stores were charged to expense as incurred. The impact of this change was not significant to the Company's results of operations or financial position.

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

Securities that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS because to do so would have been antidilutive for the periods presented include options outstanding to purchase 652,011, 979,921, 1,047,402 and 1,042,000 shares of common stock at January 31,
1998, February 1, 1997, June 1, 1996 and May 31, 1995, respectively, debt issued with detachable warrants in May 1997 enabling the holder to purchase 475,000 shares of common stock at $3.00 per share and debentures issued in October 1996 convertible into 750,000 shares of common stock. Additionally, Note 15 describes debt issued with detachable warrants in April 1998 which could potentially dilute basic EPS in the future.

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

NOTE 2 - PROPERTY, PLANT AND EQUIPMENT, NET :
--------------------------------------------

                                              January 31,         February 1,
                                                 1998                1997
                                              -----------         -----------
Property, plant and equipment, at cost:
 Machinery, furniture and equipment           $3,669,000          $3,728,000
 Leaseholds and leasehold improvements         6,683,000           7,676,000
 Construction in progress                                            551,000
 Computer software                               821,000             693,000
                                              ----------          ----------

                                              11,173,000          12,648,000
Accumulated depreciation
and amortization                              (3,058,000)         (2,807,000)
                                              ----------         -----------
                                              $8,115,000         $ 9,841,000
                                              ==========         ===========

Depreciation and amortization expense for property, plant and equipment amounted to $1,608,000, $833,000, $935,000 and $645,000 for Fiscal 1997, the Transition
Period, Fiscal 1996 and Fiscal 1995, respectively.


NOTE 3 - CREDIT AGREEMENTS:
--------------------------

In November 1996, the Company entered into an agreement with a financial institution for a $13 million credit facility (the Credit Facility). The $13 million facility consists of a $3 million capital expenditure facility and a $10 million revolving credit line for working capital (the Revolver). Availability under the Revolver is subject to a defined borrowing base. As of January 31, 1998, $2,014,000 and $1,081,000 were outstanding and available, respectively, under the Revolver based on a defined borrowing base of $3.1 million as of January 31, 1998. The Credit Facility is for a period of three years and is secured by substantially all the Company's assets. The Credit Facility, as amended, requires the Company at all times to maintain net worth (defined to include equity and subordinated debt) of at least $8 million. The Credit Facility also limits the Company's earnings before interest, taxes, depreciation and amortization (EBITDA) to the following loss amounts: $1.2 million for the three months ended April 30, 1998 and the six months ended July 31, 1998, $900,000 for the nine months ended October 31, 1998 and the twelve months ended January 31, 1999 and $500,000 for the twelve months ended April 30, 1999. Minimum EBITDA of zero is required for the twelve months ended July 31, 1999 and $400,000 for the twelve months ended October 31, 1999. In addition, capital expenditures are limited to $1,750,000 in fiscal years 1998 and 1999. Interest accrues on the revolving line of credit at prime plus 1% and at prime plus 1 1/2% on the capital expenditure facility. At January 31, 1998, the bank's prime rate of interest was 8.50%. The Company's weighted average interest rate on short-term borrowings was 9.48% and 9.42% for Fiscal 1997 and the Transition Period, respectively.

Effective May 6, 1997, the Company sold subordinated notes and warrants to purchase common stock, certain of the purchasers of which are affiliates of the Company. The subordinated notes bear interest at 11.5% and are due in full on May 6, 2000. Warrants to purchase an aggregate of 475,000 shares of common stock at $3.00 per share were issued in connection with the subordinated notes. Proceeds from the sale of the subordinated notes and warrants were allocated to the debt security and the warrants based on the fair value of the securities at the date of issuance. The value assigned to the warrants was $351,000. The resulting debt discount is being amortized over the term of the notes. Subsequent to year end, the holders of the notes agreed to exchange the notes and warrants in connection with a capital restructuring. See Note 15.

The Company issued and sold subordinated convertible debentures in the aggregate principal amount of $3 million effective October 11, 1996. The terms of such debentures, as amended, permit the holders to convert the principal amount into 750,000 shares of the Company's common stock at $4.00 per share at any time prior to May 31, 2002, the due date of the debentures. The debentures bear interest at a rate of 8% per annum. The holders of the debentures agreed to exchange the debentures in conjunction with a capital restructuring in April 1998. See Note 15.

NOTE 4 - INCOME TAXES:
---------------------

The provision (benefit) for income taxes is comprised of the following:



                                                  Fiscal Year      Thirty-three                Fiscal Year Ended
                                                     Ended         Weeks Ended            ---------------------------
                                                   January 31,      February 1,              June 1,        May 31,
                                                      1998             1997                   1996           1995
                                                   -----------      -----------           ----------      -----------
Current provision:
    Federal                                                                               $    1,000        ($424,000)
    State                                             $ 27,000
Deferred provision (benefit):
    Federal                                                                                 (928,000)        (725,000)
    State                                                                                                    (105,000)
    Adjustment to valuation allowance                                 $ 207,000
                                                   -----------      -----------           ----------      -----------
                                                       $27,000         $207,000            ($927,000)     ($1,254,000)
                                                   ===========      ===========           ==========      ===========

The Company's effective income tax rate differed from the federal statutory rate as follows:


                                                  Fiscal Year      Thirty-three          Fiscal Year Ended
                                                     Ended          Weeks Ended         -------------------
                                                   January 31,       February 1,        June 1,     May 31,
                                                      1998              1997             1996        1995
                                                      ----              ----             ----        ----
Federal statutory rate                                 34%               34%              34%         34%
State income taxes, net of federal benefit              3                 1                3           2
Stock options                                                             4
Valuation allowance                                   (39)              (45)             (19)
Other                                                   2                 2                1           1
                                                      ----              ----             ----        ----
 Effective tax rate                                      0%               (4)%             19%         37%
                                                      ====              ====             ====        ====

-------------------

Deferred tax liabilities (assets) are comprised of the following:


                                         January 31,     February 1,        June 1,
                                            1998            1997             1996
                                        -----------      -----------      ----------
 Depreciation and amortization            $200,000          $236,000        $112,000

 Pre-opening costs                          21,000           225,000         220,000

 Other                                      64,000            68,000          11,000
                                       -----------       -----------     -----------

    Deferred tax liabilities               285,000           529,000         343,000
                                       -----------       -----------     -----------

 Net operating loss carryforward        (6,799,000)       (4,157,000)     (2,256,000)
 Deferred rent                            (839,000)         (708,000)       (380,000)
 Writedown of fixed assets                (633,000)
 Other reserves                           (396,000)         (234,000)       (141,000)
 Other tax carryforwards                   (68,000)          (67,000)        (70,000)
 Sales returns                             (29,000)          (43,000)        (43,000)
                                       -----------       -----------     -----------

    Deferred tax assets                 (8,764,000)       (5,209,000)     (2,890,000)
                                       -----------       -----------     -----------
Valuation allowance                      7,079,000         3,280,000         940,000
                                       -----------       -----------     -----------

    Net deferred tax asset             ($1,400,000)      ($1,400,000)    ($1,607,000)
                                       ===========       ===========     ===========

The Company's deferred tax asset is net of a valuation allowance of $7,079,000. In evaluating the deferred tax asset, management considered the Company's projections and available tax planning strategies. The Company's plan projects taxable income in future years which will enable the deferred tax asset to be realized. Available tax planning strategies include the sale of certain of the Company's assets which have little or no tax basis.

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

NOTE 6 - CHILDREN'S WEAR DIGEST :
-------------------------------

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

-------------------

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


NOTE 7 - EMPLOYEE BENEFITS AND STOCK OPTIONS:
--------------------------------------------

On March 15, 1991, two now former executives were granted options to acquire up to 900,000 shares of the Company's common stock under a non-qualified stock option plan. The options were granted at fair market value of $3.33 per share.
Three hundred thousand options were  exercisable at the date of  grant.   These
options expire June 1, 2001. In conjunction with the August 1995 renegotiation of the employment contracts with these two executives, certain option terms were amended. Each executive's holdings became 388,000 options exercisable at $3.00 per share, the fair market value at the time of reissuance. At January 31, 1998, 81,000 shares were outstanding under this plan.

One of the executives covered by this plan was the Company's chief executive officer who resigned in March 1996. The other executive covered by this plan was the Company's president who resigned in October 1996. The employment contracts for these individuals called for severance payments in aggregate of approximately $930,000. A significant portion of each individual's severance represented the cash surrender value of a life insurance policy and the remainder was paid out through December 1997.

The Company adopted the 1991 Employee Stock Option Plan, covering an aggregate of 450,000 shares of the Company's common stock, in October 1991. Options granted vest either 20% or 33% (depending on the terms of the individual grant)
each year commencing on grant date and expire 10 years thereafter.   In August
1995, those holding options under the 1991 Employee Stock Option Plan were given the right to cancel their options (the Existing Options) and have an equal number of options (the New Options) reissued to them at the fair market value of $3.00 per share. The vesting period on the Existing Options is 20% each year and the New Options vest 33% each year, both from date of grant. At January 31, 1998 there were no Existing Options outstanding. Options for 379,982 shares were outstanding as of January 31, 1998, 125,717 of which were exercisable.

In October 1995, the Company adopted the 1995 Non-Employee Directors Option Plan. This Plan provides for the annual issuance, to each non-employee director, of options to purchase 3,000 shares of common stock. In addition, each director is entitled to make an election to receive, in lieu of directors' fees of $12,000 per year, additional options to purchase common stock. The amount of additional options is determined based on an independent valuation such that the fair value of the options issued is equivalent to the fees that the director would be otherwise entitled to receive on an annual basis. Options issued under this plan vest on the anniversary date of their grant and upon termination of Board membership. These options expire five years from the date of grant. 191,029 options were issued under this plan at exercise prices which range from $2.50 to $5.13 and were equal to the closing price of the Company's stock on the date of grant. No compensation cost was recognized in income in connection with options granted under the Non-Employee Directors Option Plan. 117,204 of the options issued under this plan are exercisable at January 31, 1998.

In 1993, the Company adopted an employee stock ownership plan (ESOP) and employee stock purchase plan (ESPP) for the benefit of its employees. The ESOP is funded exclusively by discretionary contributions determined by the Board of Directors. The Board of Directors authorized contributions to the ESOP of $70,000 and $50,000 in Fiscal 1996 and Fiscal 1995, respectively. The Company matches employees' contributions to the ESPP at a rate of 50%. The Company's contributions to the ESPP amounted to $24,000, $21,000, $28,000 and $58,000 in Fiscal 1997, the Transition Period, Fiscal 1996 and Fiscal 1995, respectively.

-------------------

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


                                        Fiscal        Thirty-three      Fiscal
                                      Year Ended      Weeks Ended     Year Ended
                                      January 31,     February 1,      June 1,
                                         1998            1997            1996
                                      -----------     -----------     -----------
Net loss:
 As reported                          ($9,241,000)    ($5,378,000)    ($3,899,000)
 Pro forma                             (9,640,000)     (5,839,000)     (4,068,000)
Basic and diluted loss per share:
 As reported                               ($1.01)         ($0.67)         ($0.60)
 Pro forma                                  (1.05)          (0.73)          (0.62)

These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock

-------------------

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

The following table summarizes information concerning currently outstanding and exercisable stock options:

Range of exercise prices                           $2.50 - $6.50
Number of outstanding options                            652,011
Weighted average remaining contractual life            6.7 years
Weighted average exercise price                    $        3.81
Number of options exercisable                            323,921
Weighted average price of exercisable options      $        4.17


NOTE 8 - RELATED PARTY TRANSACTIONS:
------------------------------------

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

The Company provided telemarketing services through July 1996, to K.A. Industries, a related party to Kayne Anderson. Revenues generated from this service amount to $40,000 for the Transition Period and $365,000 for Fiscal 1996. Management believes that the terms of this agreement were no less favorable than those that would have been negotiated with an unrelated third party.

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


 Fiscal Year Ending
 ------------------
    1999            $3,582,000

    2000             3,377,000
    2001             3,254,000
    2002             3,217,000
    2003             3,038,000

    Thereafter       8,435,000
                   -----------
                   $24,903,000
                   ===========

Net rental expense under operating leases was $3,802,000, $1,929,000, $1,959,000 and $1,166,000 for Fiscal 1997, the Transition Period, Fiscal 1996 and Fiscal 1995, respectively. No percentage rents were incurred in Fiscal 1997 and Fiscal 1995; percentage rents incurred in the Transition Period and Fiscal 1996 amounted to $54,000 and $82,000, respectively.


NOTE 10 - STORE CLOSINGS:
------------------------

On December 16, 1997, the board approved management's plan to close seven poor performing retail stores. The Company has written off $1.3 million of the net carrying value of capitalized leasehold improvements and fixed assets related to these stores, which is included in other expenses in the consolidated statement of operations. The revenues from the stores which will be closed were $4,663,000, $3,003,000, $2,802,000 and $550,000 for Fiscal 1997, the Transition
Period, Fiscal 1996 and Fiscal 1995, respectively. Operating losses from these stores were $435,000, $215,000, $48,000 and $127,000 for Fiscal 1997, the
Transition Period, Fiscal 1996 and Fiscal 1995, respectively.

On January 28, 1997, the board approved management's plan to close two poor performing retail stores. The Company has written off $425,000 of the net carrying value of capitalized leasehold improvements and fixed assets related to these stores, which is included in other expenses in the consolidated statement of operations. The revenues from these stores were $802,000, $616,000, $1,170,000 and $1,112,000 for Fiscal 1997, the Transition Period, Fiscal 1996 and Fiscal 1995, respectively. Operating losses from these stores were $167,000, $225,000, $155,000 and $123,000 for Fiscal 1997, the Transition
Period, Fiscal 1996 and Fiscal 1995, respectively.


NOTE 11 - COMMITMENTS AND CONTINGENCIES:
----------------------------------------

The Company is not party to any material legal actions.

NOTE 12 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
-----------------------------------------------------------

Changes in assets and liabilities which increased (decreased) cash and equivalents are as follows:

                                           Fiscal Year     Thirty-three             Fiscal Year Ended
                                              Ended        Weeks Ended            ----------------------
                                           January 31,      February 1,            June 1,      May 31,
                                              1998            1997                  1996         1995
                                           -----------      ----------            ---------    ---------
Accounts receivable                        $   610,000       ($329,000)           ($126,000)   $ 300,000
Note receivable                                123,000        (200,000)
Merchandise inventories                      1,062,000      (2,400,000)            (122,000)    (724,000)
Prepaid catalog expenses                       485,000         (69,000)             268,000      731,000
Income taxes receivable                                                             472,000     (280,000)
Other current assets                           (50,000)       (500,000)            (835,000)    (699,000)
Deferred pre-opening costs                    (218,000)       (540,000)
Other noncurrent assets                         (2,000)        113,000              142,000      (42,000)
Accounts payable and accrued expenses       (3,503,000)      2,100,000              753,000     (522,000)
Accrued salaries and bonuses                  (137,000)        (13,000)             292,000      (84,000)
Advance payments on orders                      (1,000)       (112,000)             (15,000)    (112,000)
Amounts due to ARC                                                                  (71,000)     (58,000)
Deferred income taxes                                          207,000             (928,000)    (830,000)
Other liabilities                                                                   (97,000)     (17,000)
Deferred rent                                  315,000         786,000              773,000       81,000
                                           -----------      ----------            ---------  -----------
                                           ($1,316,000)      ($957,000)            $506,000  ($2,256,000)
                                           ===========      ==========            =========  ===========

Cash paid for income taxes was $5,000 and $7,000 for Fiscal 1997 and the Transition Period, respectively. Cash paid for interest was $954,000, $193,000, $73,000 and $30,000 for Fiscal 1997, the Transition Period, Fiscal 1996 and Fiscal 1995, respectively. Non-cash investing activity consists of a $250,000 note received upon the sale of the phone center operations in the Transition Period (see Note 5).

NOTE 13 - NEW ACCOUNTING PRONOUNCEMENTS:
---------------------------------------

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 "Reporting on the Costs of Start-up Activities" (SOP 98-5) which requires that the costs of start-up activities and organization costs be expensed as incurred. The impact of the adoption of SOP 98-5 is not expected to be material to the Company's financial position or results of operations. Effective October 1, 1997 and as disclosed in Note 1, the Company began expensing all store pre-opening costs as incurred.

NOTE 14 - COMPARABLE PRIOR PERIOD DATA (Unaudited):
--------------------------------------------------

As described in Note 1, the Company changed its fiscal year end effective January 1, 1997, resulting in a thirty-three week transition period ending February 1, 1997. Comparable results of operations for the thirty-three weeks ended February 3, 1996 are as follows:

     Net sales:
       Catalog                                           $ 16,573,000
       Retail                                               9,894,000
     Other revenues                                           749,000
                                                          -----------
                                                           27,216,000
     Costs of goods sold                                   13,864,000
     Other expenses, net                                   14,632,000
                                                          -----------
     Loss before income taxes                              (1,280,000)
     Income tax benefit                                       523,000
                                                          -----------
     Net loss                                            $   (757,000)
                                                          ===========
     Basic and diluted loss per share                    $     ( 0.12)
                                                          ===========
     Weighted average number of shares outstanding          6,302,534

NOTE 15 - SUBSEQUENT  EVENT:
---------------------------

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

--------------------

The issuance of the shares of preferred stock upon exchange of the subordinated debt securities is subject to the approval of the Company's shareholders, which approval the Company expects to obtain at its annual meeting scheduled to be held in September 1998.

As the $3.85 million of New Securities were issued in contemplation of the exchange into convertible preferred stock the accounting for the New Securities is analogous to convertible debt. The New Securities will be exchanged for Series C preferred stock which is convertible into common stock at a price per share of $1. As of the date of issue of the New Securities the stock was trading at $2 a share. Since the conversion feature was in the money at the date of issue of the debt the portion of the debt proceeds equal to the beneficial conversion feature of $3.85 million was allocated to additional paid in capital. The resulting debt discount of $3,850,000 is being amortized to interest expense in the historical accounts over the period from the April issuance date to the date the debt is first convertible. The date the debt is first convertible is the exchange date when the debt is exchanged for convertible preferred stock. Since the exchange transaction is subject to a proxy vote by the shareholders, the expect date of the shareholder vote, anticipated to be in October, 1998, has been used to determine the amortization period of six months. No value has been assigned to the warrants because the requirement to exchange the warrants, together with the debt, for preferred stock resulted in an assessment that the warrants have no independent value apart from the exchange transaction.

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

NOTE 16 - RESTATEMENT:
---------------------

Other expenses for the fiscal year ended January 31, 1998, thirty-three weeks ended February 1, 1997 and fiscal year ended June 1, 1996, consisting primarily of fixed assets and leasehold improvements written off in conjunction with planned store closures and severance resulting from the resignation of the Company's former President and Chief Executive Officer as described in Notes 10 and 7, have been reclassified from other non-operating expense to the operating costs and expenses category in the consolidated statements of operations. The affect of this restatement was to increase operating loss by $1,905,000, $851,000 and $450,000 for the fiscal year ended January 31, 1998, thirty-three weeks ended February 1, 1997 and fiscal year ended June 1, 1996, respectively. This restatement had no effect on loss before income taxes, net loss or basic and diluted loss per share or on the Company's financial position or cash flows.