Form 10-Q/A
period 1998-05-02
RIGHT START INC /CA
filed 1998-10-16
CIK 878720

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                                  FORM 10-Q/A

                                AMENDMENT NO. 2

--------------------------------------------------------------------------------

(MARK ONE)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                 For the thirteen week period ended May 2, 1998

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from_____________to  ___________


                         Commission File Number 0-19536

                             THE RIGHT START, INC.
                             ---------------------
             (Exact name of registrant as specified by its charter)


         California                                        95-3971414
         ----------                                        ----------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organiztion)                          Identification No.)


        5388 Sterling Center Drive, Unit C, Westlake Village, CA  91361
        ---------------------------------------------------------------
        (Address of principal executive offices)             (Zip Code)

                                (818)  707-7100
                                ---------------
              (Registrant's telephone number, including area code)

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

Yes   X         No
   --------       ---------

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

                             THE RIGHT START, INC.
                                 BALANCE SHEET
                                  (unaudited)

                                                      (Restated - Note 4)
                                                             May 2,            January 31,
                                                              1998                1998
                                                      -------------------      -----------
ASSETS
Current assets:
   Cash                                                $    319,000             $    240,000
   Accounts and other receivables                           413,000                  405,000
   Merchandise inventories                                7,701,000                6,602,000
   Prepaid catalog expenses                                 519,000                  297,000
   Other current assets                                   1,237,000                1,364,000
                                                       ------------             ------------

       Total current assets                              10,189,000                8,908,000


Property, plant and equipment, net                        8,025,000                8,115,000
Other non-current assets                                     71,000                   39,000
Deferred income tax benefit                               1,400,000                1,400,000
                                                       ------------             ------------

                                                       $ 19,685,000             $ 18,462,000
                                                       ============             ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses               $  2,958,000             $  2,372,000
   Accrued salaries and bonuses                             370,000                  380,000
   Advance payments on orders                                45,000                   30,000
   Note payable                                                                    2,014,000
                                                       ------------             ------------

       Total current liabilities                          3,373,000                4,796,000


Note payable long term                                    3,000,000                3,000,000
Senior subordinated notes due May 6, 2000
Senior subordinated notes due May 6, 2000                 2,758,000                2,734,000
Subordinated convertible debentures due
   May 31, 2002                                           3,000,000                3,000,000
Deferred rent                                             1,604,000                1,625,000


Shareholders' equity:
   Common stock (25,000,000 shares authorized            22,337,000               22,337,000
     at no par value; 10,103,639 issued and
     outstanding)
   Paid in capital                                        3,850,000
   Accumulated deficit                                  (20,237,000)             (19,030,000)
                                                       ------------             ------------

                                                       $ 19,685,000             $ 18,462,000
                                                       ============             ============

                             THE RIGHT START, INC.
                            STATEMENT OF OPERATIONS
                                  (unaudited)

                                                                   Thirteen weeks ended
                                                           -------------------------------------
                                                           (Restated - Note 4)
                                                               May 2, 1998           May 3, 1997
                                                               -----------           -----------
Net sales:
  Retail                                                       $ 7,329,000           $ 7,414,000
  Catalog                                                        1,712,000             2,522,000
                                                               -----------           -----------
                                                                 9,041,000             9,936,000

Costs and expenses:
  Cost of goods sold                                             4,585,000             4,898,000
  Operating expense                                              4,213,000             5,048,000
  General and administrative expense                               922,000             1,136,000
  Pre-opening cost amortization                                     31,000               217,000
  Depreciation and amortization expense                            348,000               394,000
  Other (income) expense                                          (152,000)
                                                               -----------           -----------

                                                                 9,947,000            11,693,000
                                                                ----------           -----------

Operating loss                                                    (906,000)           (1,757,000)
Interest expense                                                   316,000               211,000
                                                                ----------           -----------

Loss before income taxes and extraordinary item                 (1,222,000)           (1,968,000)
Income tax provision                                                12,000                10,000
                                                                ----------           -----------

Loss before extraordinary item                                  (1,234,000)           (1,978,000)
Extraordinary gain on debt restructuring                            27,000
                                                                ----------           -----------

Net loss                                                       $(1,207,000)          $(1,978,000)
                                                               ===========           ===========

Basic and diluted loss per share                               $     (0.12)          $     (0.23)
                                                               ===========           ===========

Weighted average number of shares
     outstanding                                                10,103,639             8,499,353
                                                               ===========           ===========

                             THE RIGHT START, INC.
                            STATEMENT OF CASH FLOWS
                                  (unaudited)

                                                                          Thirteen weeks ended
                                                                ------------------------------------------
                                                                (Restated - Note 4)
                                                                    May 2, 1998               May 3, 1997
                                                                    -----------               ------------
Cash flows from operating activities:
    Net loss                                                       $(1,207,000)                $(1,978,000)
    Adjustments to reconcile net loss
     to net cash used in operating activities:
      Depreciation and amortization                                    348,000                     611,000
      Amortization of discount on subordinated notes                    24,000
      Extraordinary gain on debt restructuring                         (27,000)
      Changes in assets and liabilities affecting operations          (639,000)                    515,000
                                                                   -----------                 -----------

        Net cash used in operating activities                       (1,501,000)                   (852,000)
                                                                   -----------                 -----------

Cash flows from investing activities:
    Additions to property, plant and equipment                        (256,000)                   (873,000)
                                                                   -----------                 -----------

Cash flows from financing activities:
    Net borrowings (payments) under revolving line of credit        (2,014,000)                    488,000
    Proceeds from issuance of senior subordinated notes              3,850,000                   1,320,000
                                                                   -----------                 -----------

        Net cash provided by  financing activities                   1,836,000                   1,808,000
                                                                   -----------                 -----------


Net increase in cash                                                    79,000                      83,000
Cash at beginning of period                                            240,000                     313,000
                                                                   -----------                 -----------

Cash at end of period                                              $   319,000                 $   396,000
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


NOTE 2:  RECAPITALIZATION


In order to enhance the Company's liquidity and improve its capital structure, effective April 13, 1998 the Company completed a private placement of non-interest bearing senior subordinated notes in an aggregate principal amount of $3,850,000, together with detachable warrants to purchase an aggregate of 3,850,000 shares of common stock exercisable at $1.00 per share. The new securities were sold for an aggregate purchase price of $3,850,000 and were purchased principally by affiliates of the Company. In connection with the sale of the new securities, the Company entered into an agreement with all of the holders of the Company's existing subordinated debt securities (the "Agreement"), representing an aggregate principal amount of $6,000,000. Pursuant to the Agreement, each holder (of new and old securities) agreed to exchange all of its subordinated debt securities together with any warrants issued in connection therewith, for newly issued preferred stock. Ten shares of newly issued preferred stock will be issued for each $1,000 principal amount of subordinated debt securities exchanged. The total number of shares to be issued are 30,000, 30,000 and 38,500 for Preferred Stock Series A, B and C, respectively. Holders of $3,000,000 principal amount of existing subordinated debt securities elected to receive Series A Preferred Stock which will have no fixed dividend rights, will not be convertible into common stock, will be mandatorily redeemable by the Company in May 2002 and will not accrue dividends unless the Company is unable to redeem the Series A Preferred Stock at the required redemption date, at which point dividends would begin to accumulate and accrue at a rate of $15 per share per annum. Holders of $3,000,000 principal amount of existing subordinated debt securities elected to receive Series B Preferred Stock which will have no fixed dividend rights and will be convertible into common stock at a price per share of $1.50. Holders of the $3,850,000 principal amount of new subordinated debt securities elected to receive Series C Preferred Stock which will have no fixed dividend rights and will be convertible into common stock at a price per share of $1.00. The Series B Preferred Stock and the Series C Preferred Stock were mandatorily redeemable upon the occurrence of a change of control of the Company, as defined in the Agreement. Pursuant to a letter agreement dated July 7, 1998, the Company has received consent from all but one of the parties that will hold Series B Preferred Stock to remove the mandatory redemption feature of the Series B Preferred Stock upon a change of control of the Company. Additionally, pursuant to such letter agreement, the Company has receive consent from all of the parties that will hold Series C Preferred Stock to remove the mandatory redemption feature of the Series C Preferred Stock upon the occurrence of a change of control of the Company. The issuance of the shares of preferred stock upon exchange of the subordinated debt securities is subject to the approval of the Company's shareholders, which approval the Company expects to obtain at its annual meeting scheduled to be held in October 1998.


     As the $3.85 million of 1998 new securities were issued in contemplation of the exchange into convertible preferred stock, the accounting for the new securities is analogous to convertible debt. The new securities will be exchanged for Series C Preferred Stock which is convertible into common stock at a price per share of $1.00. As of the date of issue of the new securities the stock was trading at $2.00 a share. Since the conversion feature was in the money at the date of issue of the debt the portion of the debt proceeds equal to the beneficial conversion feature of $3.85 million was allocated to additional paid in capital. The resulting debt discount of $3,850,000 is being amortized to interest expense over the period from the April issuance date to the date the debt is first convertible. The date the debt is first convertible is the exchange date when the debt is exchanged for convertible preferred stock. Since the exchange transaction is subject to a proxy vote by the shareholders, the expected date of the shareholder vote, anticipated to be in October 1998, has been used to determine the amortization period of six and a half months. No value has been assigned to the warrants because the requirement to exchange the warrants, together with the debt, for preferred stock resulted in an assessment that the warrants have no independent value apart from the exchange transaction.


     The exchanges of the subordinated debt securities for the preferred stock will be recorded at the date of issuance of the preferred stock. The fair value of each preferred stock series will be determined as of the issuance date of the stock. The difference between the fair value of the preferred stock series granted and the carrying amount of the related subordinated debt security's balance, plus accrued interest exchanged, will be recognized as a gain or loss on the extinguishment of debt. If the Series B Preferred Stock conversion feature is "in the money" at the date of issuance of the preferred stock, a portion of the fair value of the preferred stock equal to the beneficial conversion feature will be allocated to additional paid in capital. The beneficial conversion feature amount allocated to paid in capital will be recognized as a return to the preferred shareholders immediately through a charge to accumulated deficit and a credit to preferred stock.

     The estimated gain or loss to be recorded on the total proposed recapitalization is not determinable at this time as the transactions will be measured and recorded at the date of issuance of the preferred stock.

     In connection with the above restructuring, the holders of $6.0 million principal amount of subordinated debt permanently waived their rights to receive interest payments and agreed to exchange such debt for preferred stock, resulting in the elimination of approximately $0.6 million in annual interest expense. In addition, the proceeds from the Company's private placement of $3,850,000 were used to pay off the Company's revolving line of credit.
Further, the Company's lender amended the existing loan agreement to provide more favorable terms which are consistent with management's financial and operational plans. These plans include the closure of certain unprofitable mall stores and opening of other store locations.

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

     The total future cash payments specified by the new terms of the convertible debentures of $3.0 million is less than the carrying amount of the liability to the debenture holders of $3,027,000. Therefore, the carrying amount was reduced to an amount equal to the total future cash payments specified by the new terms and the Company recognized a gain on restructuring of payables equal to the amount of the reduction as of April 13, 1998. No interest expense shall be recognized on the payable for any period between the modification date of April 13, 1998 and maturity of the payable in May 2002.


NOTE 4: RESTATEMENT OF FINANCIAL STATEMENTS FOR THE THIRTEEN WEEK PERIOD ENDED MAY 2, 1998


     The Company has restated the financial statements for the thirteen week period ended May 2, 1998 to reflect the following: reverse the value assigned to the warrants of $154,000 which were attached to the $3.85 million of senior subordinated non-interest bearing notes issued in April 1998 and record the notes as convertible debt (see Note 2); reverse imputed interest on the non-interest bearing notes to the extent the transaction is with a principal shareholders; and amortize debt discount on the senior subordinated non-interest bearing notes over the period from the April issuance date to the date the notes are first convertible.

     The effect of the restatements on accumulated deficit and net loss as of and for the thirteen week period ended May 2, 1998 is as follows:


                                                Net Loss     Accumulated Deficit
                                               -----------   --------------------
As previously reported                         ($1,222,000)          ($20,252,000)
Adjustment for the effect of restatements           15,000                 15,000
                                               -----------           ------------

As adjusted                                    ($1,207,000)          ($20,237,000)

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

     Changes in assets and liabilities which increased (decreased) cash and equivalents are as follows:


                                                               Thirteen weeks ended
                                                       -----------------------------------
                                                       (Restated - Note 4)
                                                           May 2, 1998        May 3, 1997
                                                           -----------        ------------

     Accounts and other receivables                      $    (8,000)          $ 547,000
     Merchandise inventories                              (1,099,000)            276,000
     Prepaid catalog expenses                               (222,000)            (37,000)
     Other current assets                                    127,000            (380,000)
     Other non-current assets                                (34,000)
     Accounts payable and accrued expenses                   613,000             154,000
     Accrued salaries and bonuses                            (10,000)           (161,000)
     Advance payments on orders                               15,000              32,000
     Deferred rent                                           (21,000)             84,000
                                                         -----------           ---------

                                                         $  (639,000)          $ 515,000
                                                         ===========           =========

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


THIRTEEN WEEKS ENDED MAY 2, 1998 COMPARED WITH MAY 3,  1997

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

     Interest expense increased to $331,000 from $211,000 in the first quarter of the prior year. The 56.9% increase results from an increase in total outstanding borrowings and the amortization of the discount associated with the $3.85 million non-interest bearing senior subordinated notes issued during the first quarter of fiscal 1998. See Liquidity and Capital Resources.

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

LIQUIDITY AND CAPITAL RESOURCES


     During the first quarter of Fiscal 1998, the Company's primary sources of liquidity were from borrowings under its $13 million senior credit facility (the "Credit Facility") and proceeds from the sale of approximately $3.9 million of subordinated notes with warrants. The Credit Facility consists of a $10,000,000 revolving line of credit for working capital (the "Revolving Line") and a $3,000,000 capital expenditure facility (the "Capex Line"). Availability under the Revolving Line is subject to a defined borrowing base. As of May 2, 1998, borrowings of $3,000,000 were outstanding under the Capex Line. There were no borrowings and approximately $3.5 million available under the Revolving Line. The Credit Facility terminates on November 19, 1999 and on such date all borrowings thereunder are immediately due and payable. Borrowings under the Credit Facility are secured by substantially all of the Company's assets.

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

     In order to enhance the Company's liquidity and improve its capital structure, effective April 13, 1998 the Company completed a private placement of non-interest bearing senior subordinated notes in an aggregate principal amount of $3,850,000, together with detachable warrants to purchase an aggregate of 3,850,000 shares of common stock exercisable at $1.00 per share. The new securities were sold for an aggregate purchase price of $3,850,000 and were purchased principally by affiliates of the Company. In connection with the sale of the new securities, the Company entered into an agreement with all of the holders of the Company's existing subordinated debt securities, representing an aggregate principal amount of $6,000,000. Pursuant to the agreement, each holder (of old and new securities) agreed to exchange all of its subordinated debt securities together with any warrants issued in connection therewith, for newly issued preferred stock. Ten shares of newly issued preferred stock will be issued for each $1,000 principal amount of subordinated debt securities exchanged. The total number of shares to be issued are 30,000, 30,000 and 38,500 for Preferred Stock Series A, B and C, respectively. Holders of $3,000,000 principal amount existing subordinated debt securities elected to receive Series A Preferred Stock which will have no fixed dividend rights, will not be convertible into common stock, will be mandatorily redeemable by the Company in May 2002 and will not accrue dividends unless the Company is unable to redeem the Series A Preferred Stock at the required redemption date, at which point dividends would begin to accumulate and accrue at a rate of $15 per share per annum. Holders of $3,000,000 principal amount existing subordinated debt securities elected to receive Series B Preferred Stock which will have no fixed dividend rights and will be convertible into common stock at a price per share of $1.50. Holders of the $3,850,000 principal amount of new subordinated debt securities elected to receive Series C Preferred Stock which will have no fixed dividend rights and will be convertible into common stock at a price per share of $1.00. The Series B Preferred Stock and the Series C Preferred Stock was mandatorily redeemable upon the occurrence of a change of control of the Company, as defined in the agreement. Pursuant to a letter agreement dated July 7, 1998, the Company has received consent from all but one of the parties that will hold Series B Preferred Stock to remove the mandatory redemption feature of the Series B Preferred Stock upon a change of control of the Company. Additionally, pursuant to such letter agreement, the Company has received consent from all of the parties that will hold Series C Preferred Stock to remove the mandatory redemption feature of the Series C Preferred Stock upon the occurrence of a change of control of the Company. The issuance of the shares of preferred stock upon exchange of the subordinated debt securities is subject to the approval of the Company's shareholders, which approval the Company expects to obtain at its annual meeting scheduled to be held in October 1998.

     As the $3.85 million of 1998 new securities were issued in contemplation of the exchange into convertible preferred stock, the accounting for the new securities is analogous to convertible debt. The new securities will be exchanged for Series C Preferred Stock which is convertible into common stock at a price per share of $1.00. As of the date of issuance of the new securities the stock was trading at $2.00 a share. Since the conversion feature was "in the money" at the date of issuance of the debt, the portion of the debt proceeds equal to the beneficial conversion feature of $3.85 million was allocated to additional paid in capital. The resulting debt discount of $3,850,000 is being amortized to interest expense over the period from the April issuance date to the date the debt is first convertible. The date the debt is first convertible is the exchange date when the debt is exchanged for convertible preferred stock. Since the exchange transaction is subject to a proxy vote by the shareholders, the expected date of the shareholder vote, anticipated to be in October 1998, has been used to determine the amortization period of six and a half months. No value has been assigned to the warrants because the requirement to exchange the warrants, together with the debt, for preferred stock has resulted in an assessment that the warrants have no independent value apart from the exchange transaction.

     The exchanges of the subordinated debt securities for the preferred stock will be recorded at the date of issuance of the preferred stock. The fair value of each preferred stock series will be determined as of the issuance date of the stock. The difference between the fair value of the preferred stock series granted and the carrying amount of the related subordinated debt security's balance plus accrued interest exchanged will be recognized as a gain or loss on the extinguishment of debt. If the Series B Preferred Stock conversion feature is "in the money" at the date of issue of the preferred stock, a portion of the fair value of the preferred stock equal to the beneficial conversion feature will be allocated to additional paid in capital. The beneficial conversion feature amount allocated to paid in capital will be recognized as a return to the preferred shareholders immediately through a charge to accumulated deficit and a credit to preferred stock.

     The estimated gain or loss to be recorded on the total proposed recapitalization is not determinable at this time as the transactions will be measured and recorded at the date of issuance of the preferred stock, however, management does not believe that the transactions will have a material adverse effect on the Company's financial position or results of operations.

     The discount inherent in the $3,850,000 of new securities must be amortized to interest expense over the period from the April issuance date to the date the security is first convertible. This treatment is required by generally accepted accounting principles. In accordance with the agreement, however, no interest payments will be made and the interest expense recorded serves to increase the carrying value of the security and shareholders' equity.

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

Year 2000
---------

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

New Accounting Pronouncements
-----------------------------

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


                             THE RIGHT START, INC.



Date:  October 15, 1998                       /s/ JERRY WELCH
      ------------------------------          ----------------------------
                                               Jerry Welch
                                               Chief Executive Officer