Form 10-Q/A
period 1998-08-01
RIGHT START INC /CA
filed 1998-10-16
CIK 878720

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                                  FORM 10-Q/A


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

                             THE RIGHT START, INC.

                              INDEX TO FORM 10-Q/A
                 FOR THE THIRTEEN AND TWENTY - SIX WEEK PERIODS
                              ENDED AUGUST 1, 1998



                         PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements (unaudited)


               Balance Sheet                                               3
               Statement of Operations                                     4
               Statement of Cash Flows                                     5
               Notes to Financial Statements                               6

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations                        10


                          PART II - OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K                           14


SIGNATURES                                                                15

                             THE RIGHT START, INC.
                                 BALANCE SHEET
                                  (unaudited)

                                                        (Restated - Note 4)
                                                             August 1,              January 31,
                                                               1998                    1998
                                                          -------------            -------------
ASSETS
Current assets:
             Cash                                         $     276,000           $     240,000
             Accounts and other  receivables                    404,000                 405,000
             Merchandise inventories                          6,132,000               6,602,000
             Prepaid catalog expenses                           390,000                 297,000
             Other current assets                             1,019,000               1,364,000

                                                          -------------           -------------

               Total current assets                           8,221,000               8,908,000


Property, plant and equipment, net                            7,737,000               8,115,000
Other non-current assets                                         73,000                  39,000
Deferred income tax benefit                                   1,400,000               1,400,000
                                                          -------------           -------------

                                                          $  17,431,000           $  18,462,000
                                                          =============           =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
             Accounts payable and accrued expenses        $   2,024,000           $   2,372,000
             Accrued salaries and bonuses                       214,000                 380,000
             Advance payments on orders                          32,000                  30,000
             Note payable                                                             2,014,000
                                                          -------------           -------------

               Total current liabilities                      2,270,000               4,796,000


Note payable long term                                        3,000,000               3,000,000
Senior subordinated notes due May 6, 2000                         4,000
Senior subordinated notes due May 6, 2000                     2,770,000               2,734,000
Subordinated convertible debentures due
             May 31, 2002                                     3,000,000               3,000,000
Deferred rent                                                 1,455,000               1,625,000


Shareholders' equity:
             Common stock (25,000,000 shares authorized
               at no par value; 10,103,639 issued and
               outstanding)                                  22,337,000              22,337,000
             Paid in capital                                  3,850,000
             Accumulated deficit                            (21,255,000)            (19,030,000)
                                                          -------------           -------------

                                                          $  17,431,000           $  18,462,000
                                                          =============           =============

                             THE RIGHT START, INC.
                            STATEMENT OF OPERATIONS
                                  (unaudited)



                                                        Thirteen weeks ended                     Twenty-six weeks ended
                                                ------------------------------------     -------------------------------------
                                                (Restated - Note 4)                      (Restated - Note 4)
                                                 August 1, 1998      August 2, 1997       August 1, 1998       August 2, 1997
                                                ----------------    ----------------     ----------------     ----------------
     Net sales:
       Retail                                     $ 7,791,000          $ 8,171,000         $ 15,120,000          $15,585,000
       Catalog                                        964,000            1,782,000            2,676,000            4,304,000
                                                  -----------          -----------         ------------          -----------
                                                    8,755,000            9,953,000           17,796,000           19,889,000

     Costs and expenses:
       Cost of goods sold                           4,571,000            5,314,000            9,156,000           10,231,000
       Operating expense                            3,836,000            4,560,000            8,049,000            9,668,000
       General and administrative expense             855,000              876,000            1,777,000            1,939,000
       Pre-opening cost amortization                   19,000              160,000               50,000              377,000
       Depreciation and amortization expense          326,000              397,000              674,000              791,000
       Other (income) expense                          39,000              293,000             (113,000)             293,000
                                                  -----------          -----------         ------------          -----------

                                                    9,646,000           11,600,000           19,593,000           23,299,000
                                                  -----------          -----------         ------------          -----------

     Operating loss                                  (891,000)          (1,647,000)          (1,797,000)          (3,410,000)
     Interest expense                                 122,000              285,000              438,000              490,000
                                                  -----------          -----------         ------------          -----------

     Loss before income taxes and
          extraordinary item                       (1,013,000)          (1,932,000)          (2,235,000)          (3,900,000)
     Income tax provision                               5,000               10,000               17,000               20,000
                                                  -----------          -----------         ------------          -----------

     Loss before extraordinary item                (1,018,000)          (1,942,000)          (2,252,000)          (3,920,000)
     Extraordinary gain on debt restructuring                                                    27,000
                                                  -----------          -----------         ------------          -----------

     Net loss                                     $(1,018,000)         $(1,942,000)        $ (2,225,000)         $(3,920,000)
                                                  ===========          ===========         ============          ===========

     Basic and diluted loss per share             $     (0.10)         $     (0.23)        $      (0.22)         $     (0.46)
                                                  ===========          ===========         ============          ===========

     Weighted average number of shares
          outstanding                              10,103,639            8,593,639           10,103,639            8,546,496
                                                  ===========          ===========         ============          ===========

                             THE RIGHT START, INC.
                            STATEMENT OF CASH FLOWS
                                  (unaudited)


                                                                          Twenty-six weeks ended
                                                              --------------------------------------------
                                                               (Restated - Note 4)
                                                                   August 1, 1998      August 2, 1997
                                                              ---------------------   --------------------

Cash flows from operating activities:
    Net loss                                                         $ (2,225,000)       $ (3,920,000)
    Adjustments to reconcile net loss
     to net cash used in operating activities:
      Depreciation and amortization                                       725,000           1,168,000
      Loss on store closings                                               39,000
      Amortization of discount on subordinated notes                       40,000              26,000
      Changes in assets and liabilities affecting operations              107,000            (743,000)
      Extraordinary gain on debt restructuring                            (27,000)
                                                                     ------------        ------------

        Net cash used in operating activities                          (1,341,000)         (3,469,000)
                                                                     ------------        ------------

Cash flows from investing activities:
    Additions to property, plant and equipment                           (459,000)         (1,317,000)
                                                                     ------------        ------------

Cash flows from financing activities:
    Net borrowings (payments) under revolving line of credit           (2,014,000)            527,000
    Proceeds from issuance of senior subordinated notes                 3,850,000
    Proceeds from common stock issued upon
      exercise of stock options                                                             1,320,000
    Proceeds from issuance of subordinated notes                                            3,000,000
                                                                     ------------        ------------

        Net cash provided by  financing activities                      1,836,000           4,847,000
                                                                     ------------        ------------


Net increase in cash                                                       36,000              61,000
Cash at beginning of period                                               240,000             313,000
                                                                     ------------        ------------

Cash at end of period                                                $    276,000        $    374,000
                                                                     ============        ============

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


NOTE 4: RESTATEMENT OF FINANCIAL STATEMENTS FOR THE TWENTY-SIX WEEK PERIOD ENDED AUGUST 1, 1998


     The Company has restated the financial statements for the twenty-six week period ended August 1, 1998 to reflect the following: reverse the value assigned to the warrants of $154,000 which were attached to the $3.85 million of senior subordinated non-interest bearing notes issued in April 1998 and record the notes as convertible debt (see Note 2); reverse imputed interest on the non-interest bearing notes to the extent the transaction is with a principal shareholder; and amortize debt discount on the senior subordinated non-interest bearing notes over the period from the April issuance date to the date the notes are first convertible.

  The effect of the restatements on accumulated deficit and net loss as of and for the twenty-six week period ended August 1, 1998 is as follows:

                                                 Net Loss     Accumulated Deficit
                                               -----------    -------------------
As previously reported                         ($2,291,000)          ($21,321,000)
Adjustment for the effect of restatements           15,000                 15,000
                                               -----------           ------------

As adjusted                                    ($1,207,000)          ($20,237,000)

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



     Changes in assets and liabilities which increased (decreased) cash are as follows:


                                                    Twenty-six weeks ended
                                                August 1, 1998    August 2, 1997
                                               ---------------   ---------------

     Accounts and other receivables                  $   1,000       $   699,000
     Merchandise inventories                           470,000           393,000
     Prepaid catalog expenses                          (93,000)         (418,000)
     Other current assets                              295,000          (198,000)
     Other non-current assets                          (34,000)            1,000
     Accounts payable and accrued expenses            (331,000)       (1,413,000)
     Accrued salaries and bonuses                     (166,000)          (70,000)
     Advance payments on orders                          2,000            39,000
     Deferred rent                                     (37,000)          224,000
                                                     ---------       -----------

                                                     $ 107,000       $  (743,000)
                                                     =========       ===========

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


THIRTEEN WEEKS ENDED AUGUST 1, 1998 COMPARED WITH AUGUST 2,  1997


     Net sales for the thirteen weeks ended August 1, 1998 declined 12% to $8.8 million from $10.0 million for the same period last year. For the quarter, retail net sales declined 5% to $7.8 million as compared to $8.2 million last year, while catalog net sales decreased 46% to $1.0 million from $1.8 million last year. Retail sales reflect sales increases due to four store openings during and since the second quarter of the prior fiscal year offset by eight closings during the first half of the current fiscal year; the net impact of store openings and closures is a 3% decline in retail sales. The remaining 2% decline represents the Company's same-store sales results. The reduction in catalog net sales is due to the Company's decision to significantly reduce circulation and operate the catalog at a smaller and more profitable level.

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

     General and administrative expense decreased 2% to $855,000 during the second quarter of 1998 from $876,000 during the same period last year. The Company has continued its trend of significantly reduced general and administrative expenses. These costs represent the Company's corporate overhead expenses which are fixed in nature and do not vary directly with changes in sales.

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

     Interest expense decreased to $173,000 from $285,000 in the second quarter of the prior year. The 39% decrease results from a decrease in total outstanding borrowings offset by the amortization of the discount associated with the $3.85 million non-interest bearing senior subordinated notes issued during the first quarter of fiscal 1998. See Liquidity and Capital Resources.


TWENTY-SIX WEEKS ENDED AUGUST 1, 1998 COMPARED WITH AUGUST 2, 1997


     Net sales for the twenty-six weeks ended August 1, 1998 declined 11% to $17.8 million from $19.9 million for the same period last year. Retail net sales declined 3% to $15.1 million as compared to $15.6 million last year, while catalog net sales decreased 38% to $2.7 million from $4.3 million last year. Retail sales reflect sales increases due to six store openings during and since the second quarter of the prior fiscal year offset by eight closings during the first half of the current fiscal year; the net impact of store openings and closures is a 3% increase in retail sales. This is offset by a 6% decline in the Company's same-store sales results. The reduction in catalog net sales is due to the Company's decision to significantly reduce circulation and operate the catalog at a smaller and more profitable level.

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

     Interest expense remained relatively flat between the first half of fiscal 1998 compared to the first half of fiscal 1998. This results from a first quarter increase offset by a second quarter decrease in total outstanding borrowings. See Liquidity and Capital Resources. Included in interest expense is a non-cash charge of $4,000 related to the amortization of the discount associated with the $3.85 million of non-interest bearing senior subordinated notes issued during the first quarter of fiscal 1998.

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


LIQUIDITY AND CAPITAL RESOURCES


     During the first half of Fiscal 1998, the Company's primary sources of liquidity were from borrowings under its $13 million senior credit facility (the "Credit Facility") and proceeds from the sale of approximately $3.9 million of non-interest bearing senior subordinated notes with warrants. The Credit Facility consists of a $10,000,000 revolving line of credit for working capital (the "Revolving Line") and a $3,000,000 capital expenditure facility (the "Capex Line"). Availability under the Revolving Line is subject to a defined borrowing base. As of August 1, 1998, borrowings of $3,000,000 were outstanding under the Capex Line. There were no borrowings and approximately $2.8 million available under the Revolving Line. The Credit Facility terminates on November 19, 1999 and on such date all borrowings thereunder are immediately due and payable. Borrowings under the Credit Facility are secured by substantially all of the Company's assets.

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

Nasdaq Market Listing
---------------------

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


                             THE RIGHT START, INC.



Date:  October 15, 1998                       /s/ JERRY WELCH
      ------------------------------          -----------------------------
                                               Jerry Welch
                                               Chief Executive Officer