Form 10-K/A
period 1998-01-31
RIGHT START INC /CA
filed 1998-12-10
CIK 878720

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                  FORM 10-K/A

                                AMENDMENT NO. 3

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

Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held in December 1998 (the "Proxy Statement") are incorporated by reference into Part III hereof.

The Company has prepared this Amendment No. 3 to Form 10-K/A to reflect the following: (i) to change the Company's meeting date for its annual meeting of shareholders to December 15, 1998; (ii) to revise the information reported under "Property" to reflect the new location of the Company's headquarters; (iii) to revise a typographical error contained in Item 12, Security Ownership of Certain Beneficial Owners and Management, on the line reporting "All executive officers and directors as a group (twelve persons); (iv) to conform certain disclosure contained in this Form 10-K, to disclosure contained in the Company's proxy statement for its annual meeting of shareholders; (v) to revise certain date and note references contained in The Report of Independent Accountants and (vi) to amend the Valuation Reserves Schedule on page F-19 to provide certain additional information.

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

RECENT DEVELOPMENTS
-------------------

     In order to enhance the Company's liquidity and improve its capital structure, effective April 13, 1998, the Company completed a private placement of non-interest bearing senior subordinated notes in an aggregate principal amount of $3,850,000 (the "New Notes"), together with detachable warrants to purchase an aggregate of 3,850,000 shares of common stock exercisable at $1.00 per share (the "New Warrants" and together with the New Notes, the "1998 New Securities"). The 1998 New Securities were sold for an aggregate purchase price of $3,850,000 and were purchased primarily by affiliates of the Company. In connection with the sale of the 1998 New Securities, the Company entered into an agreement with all of the holders of the Company's existing subordinated debt securities, representing an aggregate principal amount of $6,000,000. Pursuant to the agreement, each holder agreed to exchange all of its subordinated debt securities together with any warrants issued in connection therewith, for two series of preferred stock. Ten shares of preferred stock per series will be issued for each $1,000 principal amount of subordinated debt securities exchanged. The total number of shares to be issued are 30,000, 30,000 and 38,500 for Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock, respectively. Holders of $3,000,000 principal amount of existing subordinated debt securities elected to receive Series A Preferred Stock which will have no fixed dividend rights, will not be convertible into common stock and will be mandatorily redeemable by the Company in May 2002 and will not accrue dividends unless the Company is unable to redeem the Series A Preferred Stock at the required redemption date, at which point dividends would begin to accumulate and accrue at a rate of $15 per share per annum (the "Series A Preferred Stock"). Holders of $3,000,000 principal amount of existing subordinated debt securities elected to receive Series B convertible preferred stock which will have no fixed dividend rights and will be convertible into common stock at a price per share of $1.50 (the "Series B Preferred Stock"). Holders of the $3,850,000 principal amount of 1998 New Securities elected to receive Series C convertible preferred stock which will have no fixed dividend rights and will be convertible into common stock at a price per share of $1.00 (the "Series C Preferred Stock"). The Series B Preferred Stock and the Series C Preferred Stock were mandatorily redeemable upon the occurrance of a Change of Control of the Company, as defined in the agreement. Pursuant to a letter agreement dated July 7, 1998, the Company has received consent from all but one of the parties that will hold the Series B Preferred Stock in order to eliminate the mandatory redemption feature of the Series B Preferred Stock upon a change of control of the Company. Additionally, pursuant to such letter agreement, the Company has received consent from all of the of the parties that will hold Series C Preferred Stock to remove the mandatory redemption feature of the Series C Preferred Stock upon the occurrence of a change of control of the Company. The issuance of the shares of preferred stock upon exchange of the subordinated debt securities is subject to approval of the Company's shareholders, which approval the Company expects to obtain at its annual meeting scheduled to be held in December 1998.

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

     The Company has moved its corporate offices to a new location in Westlake Village, California, where the Company is leasing office space as a sub-tenant under an 18 month lease. The space being leased is approximately 13,000 square feet.

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

     In order to enhance the Company's liquidity and improve its capital structure, effective April 13, 1998, the Company completed a private placement of non-interest bearing senior subordinated notes in an aggregate principal amount of $3,850,000 (the "New Notes"), together with detachable warrants to purchase an aggregate of 3,850,000 shares of common stock exercisable at $1.00 per share (the "New Warrants" and together with the New Notes, the "1998 New Securities"). The 1998 New Securities were sold for an aggregate purchase price of $3,850,000 and were purchased primarily by affiliates of the Company. In connection with the sale of the 1998 New Securities, the Company entered into an agreement with all of the holders of the Company's existing subordinated debt securities, representing an aggregate principal amount of $6,000,000. Pursuant to the agreement, each holder agreed to exchange all of its subordinated debt securities together with any warrants issued in connection therewith, for two series of preferred stock. Ten shares of preferred stock per series will be issued for each $1,000 principal amount of subordinated debt securities exchanged. The total number of shares to be issued are 30,000, 30,000 and 38,500 for Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock, respectively. Holders of $3,000,000 principal amount of existing subordinated debt securities elected to receive Series A Preferred Stock which will have no fixed dividend rights, will not be convertible into common stock and will be mandatorily redeemable by the Company in May 2002 and will not accrue dividends unless the Company is unable to redeem the Series A Preferred Stock at the required redemption date, at which point dividends would begin to accumulate and accrue at a rate of $15 per share per annum (the "Series A Preferred Stock"). Holders of $3,000,000 principal amount of existing subordinated debt securities elected to receive Series B convertible preferred stock which will have no fixed dividend rights and will be convertible into common stock at a price per share of $1.50 (the "Series B Preferred Stock"). Holders of the $3,850,000 principal amount of 1998 New Securities elected to receive Series C convertible preferred stock which will have no fixed dividend rights and will be convertible into common stock at a price per share of $1.00 (the "Series C Preferred Stock"). The Series B Preferred Stock and the Series C Preferred Stock were mandatorily redeemable upon the occurrance of a Change of Control of the Company, as defined in the agreement. Pursuant to a letter agreement dated July 7, 1998, the Company has received consent from all but one of the parties that will hold Series B Preferred Stock to remove the mandatory redemption feature of the Series B Preferred Stock upon a change of control of the Company. Additionally, pursuant to such letter agreement, the Company has received consent from all of the parties that will hold Series C Preferred Stock to remove the mandatory redemption feature of the Series C Preferred Stock upon the occurrence of a change of control of the Company. The issuance of the shares of preferred stock upon exchange of the subordinated debt securities is subject to approval of the Company's shareholders, which approval the Company expects to obtain at its annual meeting scheduled to be held in December 1998.

     As the $3.85 million of 1998 New Securities were issued in contemplation of the exchange into convertible preferred stock, the accounting for the 1998 New Securities is analogous to convertible debt. The 1998 New Securities will be exchanged for Series C preferred stock which is convertible into common stock at a price per share of $1.00. As of the date of issue of the 1998 New Securities, the Company's common stock was trading at $2.00 per share. Since the conversion feature was in the money at the date of issue of the debt the portion of the debt proceeds equal to the beneficial conversion feature of $3.85 million was allocated to additional paid in capital. The resulting debt discount of $3,850,000 is being amortized to interest expense in the historical accounts over the period from the April issuance date to the date the debt is first convertible. The date the debt is first convertible is the exchange date when the debt is exchanged for convertible preferred stock. Since the exchange transaction is subject to a proxy vote by the shareholders, the expected date of the shareholder vote was used to determine the amortization period of seven months. For the periods ended May 2, 1998 and August 1, 1998, the interest amortization is $0 and $4,000, which has been deemed immaterial. No value has been assigned to the warrants because of the requirement to exchange the warrants, together with the debt, for preferred stock that resulted in an assessment that the warrants have no independent value apart from the exchange transaction.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------  -------------------------------------------

     The financial statements and supplementary data of the Company are as set forth in accordance with the index included herein on page 23.

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

                                                                                      Pro forma for Recapitalization
                                                                                     --------------------------------
       Name and Address of Beneficial Owner             Amount and     Percent of       Amount and       Percent of
---------------------------------------------------     Nature of         Class         Nature of           Class
                                                        Beneficial     -----------      Beneficial      -------------
                                                      Ownership  (1)                  Ownership (1)
                                                      --------------                 ----------------
Richard A. Kayne (2)                                      4,365,958          42.4%         8,533,854            59.7%
KAIM Non-Traditional, L.P.
1800 Avenue of the Stars
Second Floor
Los Angeles, CA  90067

Cahill, Warnock Strategic Partners Fund, L.P. (3)           988,333           8.9%           746,667             6.9%
One South Street, Suite 2150
Baltimore, MD  21202

Travelers Group Inc. (4)                                    783,043           7.7%           771,376             7.6%
388 Greenwich Street
New York, NY  10013

Fred Kayne (5)                                              914,493           9.0%         1,391,577            13.0%
Fortune Fashions
6501 Flotilla Street
Commerce, CA  90040

Albert O. Nicholas                                          625,000           6.2%           625,000             6.2%
Nicholas Co., Inc.
700 North Water Street
Milwaukee, WI  53202

Howard Kaplan                                               610,000           6.0%           610,000             6.0%
99 Chauncy Street
Boston, MA  02111

Gerald E. Mitchell (6)                                       66,750             *             66,750               *
5388 Sterling Center Drive, Unit C
Westlake Village, CA 91361

Gina M. Shauer (7)                                           27,392             *             27,392               *
5388 Sterling Center Drive, Unit C
Westlake Village, CA 91361

Andrew Feshbach (8)                                          19,534             *             19,534               *
Big Dog Sportswear
121 Gray Avenue, Suite 300
Santa Barbara, CA  93101

Robert R. Hollman (8)                                        19,534             *             19,534               *
Topa Management
1800 Avenue of the Stars
Suite 1400
Los Angeles, CA  90067

                                                                                      Pro forma for Recapitalization
                                                                                     --------------------------------
       Name and Address of Beneficial Owner             Amount and     Percent of       Amount and       Percent of
---------------------------------------------------     Nature of         Class         Nature of           Class
                                                        Beneficial     -----------      Beneficial      -------------
                                                      Ownership  (1)                  Ownership (1)
                                                      --------------                 ----------------
Jerry R. Welch (8)(9)                                        19,534         *                 19,534          *
Kayne Anderson Investment Management, Inc.
1800 Avenue of the Stars
Second Floor
Los Angeles, CA  90067

Howard M. Zelikow (8)(9)                                     19,534         *                 19,534          *
Kayne Anderson Investment Management, Inc.
1800 Avenue of the Stars
Second Floor
Los Angeles, CA  90067

Ronald J. Blumenthal (10)                                    55,608         *                 55,608          *
5388 Sterling Center Drive, Unit C
Westlake Village, CA  91361

All executive officers and directors                      5,551,794       49.3%           10,196,774        67.6%
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

     Notes to Consolidated Financial Statements.......................................................  F-6

     (2) FINANCIAL STATEMENT SCHEDULES:

     Valuation Reserves............................................................................... F-19

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

10.15    Fourth Amendment to Loan and Security Agreement and Limited Waiver and
         Consent*

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

                                              THE RIGHT START, INC.

Dated: December 8, 1998                        /s/ Gina M. Shauer
                                       ----------------------------------
                                                 Gina M. Shauer
                                       Chief Financial Officer (Principal
                                        Financial and Accounting Officer)

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

                              FINANCIAL STATEMENTS



                     JANUARY 31, 1998 AND FEBRUARY 1, 1997

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------



To the Board of Directors and
Shareholders of The Right Start, Inc.


In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a) (1) and (2) on page 23 present fairly, in all material respects, the financial position of The Right Start, Inc. and its subsidiary at January 31, 1998 and February 1, 1997, and the results of their operations and their cash flows for the fiscal year ended January 31, 1998, the thirty-three weeks ended February 1, 1997 and the fiscal years ended June 1, 1996 and May 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 16, the consolidated financial statements have been restated to move other expenses to a component of loss from operations.



PricewaterhouseCoopers LLP
Los Angeles, California
March 6, 1998, except as to
 Notes 10 and 16 which are as of
 September 1, 1998 and Note 15
 which is as of October 13, 1998

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

As the $3.85 million of new securities were issued in contemplation of the exchange into convertible preferred stock the accounting for the new securities is analogous to convertible debt. The new securities will be exchanged for Series C preferred stock which is convertible into common stock at a price per share of $1. As of the date of issue of the new securities the stock was trading at $2 a share. Since the conversion feature was in the money at the date of issue of the debt the portion of the debt proceeds equal to the beneficial conversion feature of $3.85 million was allocated to additional paid in capital. The resulting debt discount of $3,850,000 is being amortized to interest expense in the historical accounts over the period from the April issuance date to the date the debt is first convertible. The date the debt is first convertible is the exchange date when the debt is exchanged for convertible preferred stock. Since the exchange transaction is subject to a proxy vote by the shareholders, the expected date of the shareholder vote, anticipated to be in October, 1998, has been used to determine the amortization period of six months. No value has been assigned to the warrants because the requirement to exchange the warrants, together with the debt, for preferred stock resulted in an assessment that the warrants have no independent value apart from the exchange transaction.

The exchanges of the subordinated debt securities for the preferred stock will be recorded at the date of issuance of the preferred stock. The fair value of each preferred stock series will be determined as of the issuance date of the stock. The difference between the fair value of the preferred stock series granted and the carrying amount of the related subordinated debt security's balance plus accrued interest exchanged will be recognized as a gain or loss on the extinguishment of debt. If the convertible preferred stock series B conversion feature is "in the money" at the date of issue of the preferred stock, a portion of the fair value of the preferred stock equal to the beneficial conversion feature will be allocated to additional paid in capital. The beneficial conversion feature amount allocated to paid in capital will be recognized as a return to the preferred shareholders immediately through a charge to accumulated deficit and a credit to preferred stock.

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

                             THE RIGHT START, INC.
                       SCHEDULE II - VALUATION RESERVES


                                                            Additional
                                          Balance at         charged                           Balance at
                                          beginning          to costs                             end
Classification                            of period        and expenses        Deductions       of period
----------------------------------       -----------      -------------       ------------    ------------
Fiscal year ended January 31, 1998
----------------------------------
Allowance for deferred tax asset          $ 3,280,000       $ 3,799,000                        $ 7,079,000
Inventory reserve                              81,000           425,000         $385,000           121,000
Allowance for sales returns                   103,000                             34,000            69,000
                                          -----------       -----------         --------       -----------

                                          $ 3,464,000       $ 4,224,000         $419,000       $ 7,269,000
                                          ===========       ===========         ========       ===========

Thirty-three weeks ended February 1, 1997
-----------------------------------------

Allowance for deferred tax asset          $   940,000       $ 2,340,000                        $ 3,280,000
Inventory reserve                              86,000           267,000         $272,000            81,000
Allowance for sales returns                   103,000                                              103,000
                                          -----------       -----------         --------       -----------

                                          $ 1,129,000       $ 2,607,000         $272,000       $ 3,464,000
                                          ===========       ===========         ========       ===========

Fiscal year ended June 1, 1996
------------------------------

Allowance for deferred tax asset                            $   940,000                        $   940,000
Inventory reserve                                               490,000         $404,000            86,000
Allowance for sales returns               $   103,000                                              103,000
                                          -----------       -----------         --------       -----------

                                          $   103,000       $ 1,430,000         $404,000       $ 1,129,000
                                          ===========       ===========         ========       ===========

Fiscal year ended May 31, 1995
------------------------------

Allowance for sales returns               $   226,000                           $123,000       $   103,000
                                          -----------       -----------         --------       -----------

                                          $   226,000                           $123,000       $   103,000
                                          ===========       ===========         ========       ===========