Form 10-Q
period 1998-10-31
RIGHT START INC /CA
filed 1998-12-29
CIK 878720

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    Form 10-Q


================================================================================


(Mark one)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                       For the quarterly period ended October 31, 1998

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

Common Stock Outstanding as of October 31, 1998 - 10,103,639 shares

                              THE RIGHT START, INC.

                               INDEX TO FORM 10-Q
               FOR THE THIRTEEN WEEK AND THIRTY-NINE WEEK PERIODS
                             ENDED OCTOBER 31, 1998




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

                              THE RIGHT START, INC.
                                  BALANCE SHEET
                                   (unaudited)


                                                  October 31,        January 31,
                                                      1998              1998
                                                ---------------    --------------
ASSETS
Current assets:
    Cash                                        $      321,000     $     240,000
    Accounts and other  receivables                    249,000           405,000
    Merchandise inventories                          7,705,000         6,602,000
    Prepaid catalog expenses                           588,000           297,000
    Other current assets                             1,238,000         1,364,000
                                                ---------------    --------------

        Total current assets                        10,101,000         8,908,000


Property, plant and equipment, net                   7,474,000         8,115,000
Other non-current assets                                71,000            39,000
Deferred income tax benefit                          1,400,000         1,400,000
                                                ---------------    --------------

                                                $   19,046,000     $  18,462,000
                                                ===============    ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued expenses       $    4,468,000     $   2,372,000
    Accrued salaries and bonuses                       348,000           380,000
    Advance payments on orders                          24,000            30,000
    Note payable                                                       2,014,000
                                                ---------------    --------------

        Total current liabilities                    4,840,000         4,796,000


Note payable long term                               3,000,000         3,000,000
Senior subordinated notes due May 6, 2000            1,470,000
Senior subordinated notes due May 6, 2000            2,778,000         2,734,000
Subordinated convertible debentures due
    May 31, 2002                                     3,000,000         3,000,000
Deferred rent                                        1,424,000         1,625,000


Shareholders' equity:
    Common stock (25,000,000 shares authorized
        at no par value; 10,103,639 issued and
        outstanding)                                22,337,000        22,337,000
    Paid in capital                                  3,850,000
    Accumulated deficit                            (23,653,000)      (19,030,000)
                                                ---------------    --------------

                                                $   19,046,000     $  18,462,000
                                                ===============    ==============

                                       THE RIGHT START, INC.
                                      STATEMENT OF OPERATIONS
                                            (unaudited)



                                              Thirteen weeks ended           Thirty-nine weeks ended
                                         -------------------------------  ------------------------------
                                           October 31,      November 1,      October 31,     November 1,
                                               1998            1997            1998            1997
                                          --------------  ---------------  --------------  --------------
  Net sales:
    Retail                                 $   7,176,000   $    7,311,000   $  22,296,000   $  22,896,000
    Catalog                                      897,000        1,910,000       3,573,000       6,214,000
                                          --------------  ---------------  --------------  --------------
                                               8,073,000        9,221,000      25,869,000      29,110,000

  Costs and expenses:
      Cost of goods sold                       4,076,000        4,486,000      13,232,000      14,717,000
      Operating expense                        3,423,000        4,857,000      11,472,000      14,525,000
      General and administrative expense         850,000        1,059,000       2,627,000       2,997,000
      Pre-opening costs                           68,000          142,000         118,000         519,000
      Depreciation and amortization expense      471,000          395,000       1,145,000       1,186,000
      Other (income) expense                                       35,000        (113,000)        328,000
                                           --------------  ---------------  --------------  --------------

                                               8,888,000       10,974,000      28,481,000      34,272,000
                                           --------------  ---------------  --------------  --------------

    Operating loss                              (815,000)      (1,753,000)     (2,612,000)     (5,162,000)
    Interest expense                           1,578,000          316,000       2,016,000         806,000
                                           --------------  ---------------  --------------  --------------

    Loss before income taxes and
       extraordinary item                     (2,393,000)      (2,069,000)     (4,628,000)     (5,968,000)
    Income tax provision                           5,000            7,000          22,000          27,000
                                           --------------  ---------------  --------------  --------------

    Loss before extraordinary item            (2,398,000)      (2,076,000)     (4,650,000)     (5,995,000)
    Extraordinary gain on debt
      restructuring                                                                27,000
                                           --------------  ---------------  --------------  --------------

    Net loss                               $  (2,398,000)  $   (2,076,000)  $  (4,623,000)  $  (5,995,000)
                                           ==============  ===============  ==============  ==============

    Basic and diluted loss per share       $       (0.24)  $        (0.22)  $       (0.46)  $       (0.67)
                                           ==============  ===============  ==============  ==============

    Weighted average number of shares
      outstanding                             10,103,639        9,566,254      10,103,639       8,886,416
                                           ==============  ===============  ==============  ==============


                                        THE RIGHT START, INC.
                                       STATEMENT OF CASH FLOWS
                                             (unaudited)

                                                                    Thirty-nine weeks ended
                                                           -------------------------------------------

                                                             October 31, 1998       November 1, 1997
                                                           -------------------    --------------------

Cash flows from operating activities:
      Net loss                                             $       (4,623,000)    $        (5,995,000)
      Adjustments to reconcile net loss
        to net cash used in operating activities:
         Depreciation and amortization                              1,195,000               1,705,000
         Loss on store closings                                        39,000
         Amortization of discount on subordinated notes             1,514,000                  57,000
         Changes in assets and liabilities affecting operations       813,000              (2,428,000)
         Extraordinary gain on debt restructuring                     (27,000)
                                                           -------------------    --------------------

             Net cash used in operating activities                 (1,089,000)             (6,661,000)
                                                           -------------------    --------------------

Cash flows from investing activities:
      Additions to property, plant and equipment                     (666,000)             (1,614,000)
                                                           -------------------    --------------------

Cash flows from financing activities:
      Net borrowings (payments) under revolving line of credit     (2,014,000)               (239,000)
      Proceeds from note payable, long term                                                   357,000
      Proceeds from issuance of senior subordinated notes           3,850,000
      Proceeds from common stock issued upon
         exercise of stock options                                                          1,320,000
      Proceeds from private placement of common stock                                       3,705,000
      Proceeds from issuance of subordinated notes                                          3,000,000
                                                           -------------------    --------------------

             Net cash provided by  financing activities             1,836,000               8,143,000
                                                           -------------------    --------------------


Net increase in cash                                                   81,000                (132,000)
Cash at beginning of period                                           240,000                 313,000
                                                           -------------------    --------------------

Cash at end of period                                      $          321,000     $           181,000
                                                           ===================    ====================

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

        There have been no changes in the Company's significant accounting policies as set forth in the Company's financial statements for the year ended January 31, 1998. These unaudited financial statements as of October 31, 1998 and for the thirteen and thirty-nine week periods then ended have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Certain reclassifications have been made to conform prior year amounts to current year presentation.

        Operating results for the thirteen and thirty-nine week periods ended October 31, 1998 are not necessarily indicative of the results that may be expected for the year ending January 30, 1999.


NOTE 2:  Recapitalization

        In order to enhance the Company's liquidity and improve its capital structure, effective April 13, 1998 the Company completed a private placement of non-interest bearing senior subordinated notes in an aggregate principal amount of $3,850,000, together with detachable warrants to purchase an aggregate of 3,850,000 shares of common stock exercisable at $1.00 per share. The new securities were sold for an aggregate purchase price of $3,850,000 and were purchased principally by affiliates of the Company. In connection with the sale of the new securities, the Company entered into an agreement with all of the holders of the Company's existing subordinated debt securities (the "Agreement"), representing an aggregate principal amount of $6,000,000. Pursuant to the Agreement, each holder (of new and old securities) agreed to exchange all of its subordinated debt securities together with any warrants issued in connection therewith, for newly issued preferred stock. Ten shares of newly issued preferred stock will be issued for each $1,000 principal amount of subordinated debt securities exchanged. The total number of shares to be issued are 30,000, 30,000 and 38,500 for Preferred Stock Series A, B and C, respectively. Holders of $3,000,000 principal amount of existing subordinated debt securities elected to receive Series A Preferred Stock which will have no fixed dividend rights, will not be convertible into common stock, will be mandatorily redeemable by the Company in May 2002 and will not accrue dividends unless the Company is unable to redeem the Series A Preferred Stock at the required redemption date, at which point dividends would begin to accumulate and accrue at a rate of $15 per share per annum. Holders of $3,000,000 principal amount of existing subordinated debt securities elected to receive Series B convertible preferred stock which will have no fixed dividend rights and will be convertible into common stock at a price per share of $1.50. Holders of the $3,850,000 principal amount of new subordinated debt securities elected to receive Series C convertible preferred stock which will have no fixed dividend rights and will be convertible into common stock at a price per share of $1.00. The Series B Preferred Stock and the Series C Preferred Stock were mandatorily redeemable upon the occurrence of a change of control of the Company, as defined in the Agreement. Pursuant to a letter agreement dated July 7, 1998, however, the Company has received consent from all but one of the parties that will hold Series B Preferred Stock to remove the mandatory redemption feature of the Series B Preferred Stock upon a change of control of the Company. Additionally, pursuant to such letter agreement, the Company has received consent from all of the parties that will hold Series C Preferred Stock to remove the mandatory redemption feature of the Series C Preferred Stock upon the occurrence of a change of control of the Company. The issuance of the shares of preferred stock upon exchange of the subordinated debt securities is subject to the approval of the Company's shareholders, which approval the Company expects to obtain at its annual meeting.

        As the $3.85 million of new securities were issued in contemplation of the exchange into convertible preferred stock, the accounting for the new securities is analogous to convertible debt. The new securities will be exchanged for Series C preferred stock which is convertible into common stock at a price per share of $1.00. As of the date of issue of the new securities, the stock was trading at $2.00 a share. Since the conversion feature was in the money at the date of issue of the debt, the portion of the debt proceeds equal to the beneficial conversion feature of $3.85 million was allocated to additional paid in capital. The resulting debt discount of $3,850,000 is being amortized to interest expense in the historical accounts over the period from the April issuance date to the date the debt is first convertible. The date the debt is first convertible is the exchange date when the debt is exchanged for convertible preferred stock. Since the exchange transaction is subject to a proxy vote by the shareholders, the expected date of the shareholder vote, scheduled to be in December, 1998, was used to determine the amortization period. No value has been assigned to the warrants because the requirement to exchange the warrants, together with the debt, for preferred stock resulted in an assessment that the warrants have no independent value apart from the exchange transaction.

        The exchanges of the subordinated debt securities for the preferred stock will be recorded at the date of issuance of the preferred stock. The fair value of each preferred stock series will be determined as of the issuance date of the stock. The difference between the fair value of the Series B preferred stock series granted and the carrying amount of the related subordinated debt security's balance plus accrued interest exchanged will be recognized as a gain or loss on the extinguishment of debt. If the convertible Series B preferred stock conversion feature is "in the money" at the date of issue of the preferred stock, a portion of the fair value of the preferred stock equal to the beneficial conversion feature will be allocated to additional paid in capital. The beneficial conversion feature amount allocated to paid in capital will be recognized as a return to the preferred shareholders immediately through a charge to accumulated deficit and a credit to preferred stock.

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


NOTE 3:  Extraordinary Gain

        Effective April 13, 1998, the holders of the Company's $3.0 million subordinated notes and $3.0 million subordinated convertible debentures agreed to waive their right to receive any and all interest payments accrued and owing on or after February 28, 1998. This modification of terms was accounted for prospectively, from the effective date, under Statement of Financial Accounting Standards No. 15 "Accounting by Debtors and Creditors for Troubled Debt Restructurings" as follows.

        The carrying amount of the subordinated notes as of April 13, 1998 was not changed as the carrying amount of the debt did not exceed the total future cash payments of $3.0 million specified by the new terms. Interest expense was computed using the interest method to apply a constant effective interest rate to the payable balance between the modification date of April 13, 1998 and maturity of the payable in May 2000.

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

        Securities that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS because to do so would have been antidilutive for the periods presented include options outstanding to purchase 652,000 and 662,000 shares of common stock at October 31, 1998 and November 1, 1997, respectively, debt issued with detachable warrants in May 1997 enabling the holder to purchase 475,000 shares of common stock at $3.00 per share and debentures issued in October 1996 convertible into 750,000 shares of common stock. Additionally, $3,850,000 of subordinated debt was issued with 3,850,000 detachable warrants in April 1998 enabling the holder to purchase 3,850,000 shares of common stock at $1.00 per share. This could potentially dilute basic EPS in the future.


NOTE 5:  Supplemental Disclosure of Cash Flow Information

        Interest paid amounted to $392,000 and $670,000 for the thirty-nine weeks ended October 31, 1998 and November 1, 1997, respectively. Cash paid for income taxes was $4,000 and $5,000 for the thirty-nine weeks ended October 31, 1998 and November 1, 1997, respectively.



        Changes in assets and liabilities which increased (decreased) cash are as follows:


                                                 Thirty-nine weeks ended
                                           -------------------------------------
                                           October 31, 1998     November 1, 1997

Accounts and other receivables                  $   156,000         $   491,000
Merchandise inventories                          (1,103,000)         (1,681,000)
Prepaid catalog expenses                           (291,000)            217,000
Other current assets                                 76,000            (348,000)
Other non-current assets                            (32,000)              2,000
Accounts payable and accrued expenses             2,113,000          (1,339,000)
Accrued salaries and bonuses                        (32,000)           (132,000)
Advance payments on orders                           (6,000)             42,000
Deferred rent                                       (68,000)            320,000
                                                -----------         -----------
                                                $   813,000         $(2,428,000)
                                                ===========         ===========


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


        Statements in this Form 10-Q that are not purely historical are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements with respect to the financial condition and results of operations of the Company involve risks and uncertainties which are detailed further in the filings of the Company with the Securities and Exchange Commission, including, but not limited to, the Company's Registration Statement on Form S-3 (File No. 333-08157), its Annual Report on Form 10-K/A for the year ended January 31, 1998 and its quarterly report on Form 10-Q/A for the thirteen weeks ended August 1, 1998.


Thirteen weeks ended October 31, 1998 compared with November 1,  1997

        Net sales for the thirteen weeks ended October 31, 1998 declined 12% to $8.1 million from $9.2 million for the same period last year. For the quarter, retail net sales declined 2% to $7.2 million as compared to $7.3 million last year, while catalog net sales decreased 53% to $.9 million from $1.9 million last year. Retail sales reflect sales increases due to five store openings during and since the third quarter of the prior fiscal year offset by ten store closings during the first three quarters of the current fiscal year; the net impact of store openings and closures is an 8% decline in retail sales. Offsetting this decline is an increase in same-store sales of 6%. The reduction in catalog net sales is due to the Company's decision to significantly reduce circulation and operate the catalog at a smaller and more profitable level.

        Cost of goods sold decreased $.4 million or 9%, resulting in a gross margin of 50% as compared to 51% last year. The slight decline in gross margin reflects the net impact of increased promotional activity offset by the introduction of higher margin products and product lines including developmental toys, books, videos and other media.

        Operating  expense  was $3.4  million  in the third  quarter  of 1998 as compared to $4.9 million in the third quarter of 1997, representing a 30% decrease. Retail operating expense decreased 14%, primarily due to reductions in occupancy costs, in merchandise warehousing costs and in labor costs. Additionally, catalog operating expense decreased 69% due to the decrease in catalog sales and decreased catalog production costs.

        General and administrative expense decreased 20% to $850,000 during the third quarter of 1998 from $1,059,000 during the same period last year. The Company has continued its trend of significantly reduced general and administrative expenses. These costs represent the Company's corporate overhead expenses which are fixed in nature and do not vary directly with changes in sales.

        Depreciation and amortization expense increased to $471,000 during the third quarter of 1998 from $395,000 during the same period last year. The 19% increase is primarily due to the revision of the estimated useful lives for certain existing assets, which assets will be fully depreciated during the fourth quarter of fiscal 1998.

        Interest expense of $1,578,000 includes $1,466,000 of debt discount amortization recorded in connection with the accounting for the $3.85 million of new securities issued in April 1998. As the $3.85 million of new securities were issued in contemplation of the exchange into convertible preferred stock, the accounting for the new securities is analogous to convertible debt. The new securities will be exchanged for Series C Preferred Stock which is convertible into common stock at a price per share of $1.00. As of the date of issue of the new securities the common stock was trading a $2.00 a share. Since the conversion feature was in the money at the date of issue of the debt, the portion of the debt proceeds equal to the beneficial conversion feature of $3.85 million was allocated to additional paid in capital. The resulting debt discount of $3.85 million is being amortized to interest expense in the historical accounts over the period from the April issuance date to the date the debt is first convertible. The date the debt is first convertible is the date when the debt is exchanged for convertible preferred stock. Since the exchange transaction was subject to a proxy vote by the shareholders, the expected date of the shareholder vote, scheduled to be in December, 1998, was used to determine the amortization period. The vote approving the transaction was obtained December 15, 1998.

        The remaining $112,000 of interest expense for the three quarters ended October 31, 1998 reflects a 65% decrease as compared to the third quarter of 1997. The decrease reflects the elimination of interest expense on the Company's subordinated convertible debentures and the reduction of interest expense on the Company's $2,778,000 of senior subordinated notes, both due to the restructuring that took place in conjunction with the Company's April 1998 recapitalization transaction. Further, the Company had lower outstanding balances on its line of credit during the first three quarters of 1998 as compared to the comparable period of 1997.




Thirty-nine Weeks Ended October 31, 1998 Compared With November 1, 1997

        Net sales for the thirty-nine weeks ended October 31, 1998 declined 11% to $25.9 million from $29.1 million for the same period last year. Retail net sales declined 3% to $22.3 million as compared to $22.9 million last year, while catalog net sales decreased 43% to $3.6 million from $6.2 million last year. Retail sales reflect the sales declines due to ten store closings during the first three quarters of the current fiscal year, offset by sales increases due to five store openings during and since the third quarter of the prior fiscal year; the net impact of store openings and closures is a 2% decline in retail sales. The remaining 1% decline represents the Company's same-store sales results. The reduction in catalog net sales is due to the Company's decision to significantly reduce circulation and operate the catalog at a smaller and more profitable level.

        Cost of goods sold decreased $1.5 million or 10%, resulting in a gross margin of 49% in the current and prior year. This reflects the introduction of higher margin products and product lines including developmental toys, books, videos and other media, offset by the impact of certain marketing and promotional programs.

        Operating expense was $11.5 million in the first three quarters of 1998 as compared to $14.5 million in 1997, representing a 21% decrease. Retail operating expense decreased 10%, primarily due to reductions in merchandise warehousing costs and reduced labor costs. Additionally, catalog operating expense decreased 51% in line with management's plan to operate a smaller, more profitable catalog.

        General and administrative expense decreased 12% to $2,627,000 during the first three quarters of 1998 from $2,997,000 during thae same period last year. The Company has continued its trend of significantly reduced general and administrative expenses.

        Depreciation and amortization expense decreased to $1,145,000 during the first three quarters of 1998 from $1,186,000 during the same period last year. The 3% decrease is primarily due to the expense reduction associated with fixed assets that were written off in conjunction with the closure of eight stores, the relocation of the Company's distribution facility and the move of the Company's corporate office. These decreases were offset by the expense associated with the fixed asset additions for the new stores opened in fiscal 1997.

        Other (income) expense is comprised of net revenues generated from store closings in the Fiscal 1998. In the same period of the prior year, other expense represents the write-off of fixed assets abandoned in conjunction with the relocation of the Company's distribution facility and severance expense.

        Interest expense of $2,016,000 includes $1,470,000 of debt discount amortization recorded in connection with the accounting for the $3.85 million of new securities issued in April 1998. As the $3.85 million of new securities were issued in contemplation of the exchange into convertible preferred stock, the accounting for the new securities is analogous to convertible debt. The new securities will be exchanged for Series C Preferred Stock which is convertible into common stock at a price per share of $1.00. As of the date of issue of the new securities the common stock was trading a $2.00 a share. Since the conversion feature was in the money at the date of issue of the debt, the portion of the debt proceeds equal to the beneficial conversion feature of $3.85 million was allocated to additional paid in capital. The resulting debt discount of $3,850,000 is being amortized to interest expense in the historical accounts over the period from the April issuance date to the date the debt is first convertible. The date the debt is first convertible is the exchange date when the debt is exchanged for convertible preferred stock. Since the exchange transaction was subject to a proxy vote by the shareholders, the expect date of the shareholder vote, scheduled to be in December, 1998, was used to determine the amortization period. The vote approving the transaction was obtained December 15, 1998.

        The remaining $546,000 of interest expense for the three quarters ended October 31, 1998 reflects a 32% decrease as compared to the third quarter of 1997. The decrease reflects the elimination of interest expense on the Company's subordinated convertible debentures and the reduction of interest expense on the Company's $2,778,000 of senior subordinated notes, both due to the restructuring that took place in conjunction with the Company's April 1998 recapitalization transaction. Further, the Company had lower outstanding balances on its line of credit during the first three quarters of 1998 as compared to the comparable period of 1997.

        The Company has a deferred tax asset of $10.3 million, which is reserved by a valuation allowance of $8.9 million, for a net tax benefit of $1.4 million. Management expects that the Company will generate at least $4 million of taxable income within the next 15 years to utilize the net deferred tax asset. The taxable income will be generated through a combination of improved operating results and tax planning strategies. Rather than lose the benefit of the Company's net operating loss ("NOL") carryforward if the Company's operating results alone are insufficient to realize such tax benefit, the Company could implement certain tax planning strategies including the sale of the Company's catalog operation. Alternatively, the Company could also sell its catalog operation's mailing lists in order to generate income to enable the Company to realize its NOL carryforward. Based on the above operating improvements combined with tax planning strategies in place, management believes that adequate taxable income will be generated over the next 15 years in which to utilize the NOL carryforward.


Liquidity and Capital Resources

        During the first three quarters of Fiscal 1998, the Company's primary sources of liquidity were from borrowings under its $13 million senior credit facility (the "Credit Facility") and proceeds from the sale of approximately $3.9 million of non-interest bearing senior subordinated notes with warrants. The Credit Facility consists of a $10,000,000 revolving line of credit for working capital (the "Revolving Line") and a $3,000,000 capital expenditure facility (the "Capex Line"). Availability under the Revolving Line is subject to a defined borrowing base. As of October 31, 1998, borrowings of $3,000,000 were outstanding under the Capex Line. There were no borrowings and approximately $3.5 million available under the Revolving Line. The Credit Facility terminates on November 19, 1999 and on such date, all borrowings thereunder are immediately due and payable. Borrowings under the Credit Facility are secured by substantially all of the Company's assets.

        The Credit Facility, as amended, requires the Company at all times to maintain net worth (defined to include equity and subordinated debt) of at least $8 million. The Credit Facility also limits the Company's earnings before interest, taxes, depreciation and amortization (EBITDA) to the following loss amounts: $900,000 for the nine months ended October 31, 1998 and the twelve months ended January 31, 1999 and $500,000 for the twelve months ended April 30, 1999. Minimum EBITDA of zero is required for the twelve months ended July 31, 1999 and $400,000 for the twelve months ended October 31, 1999. The Company was not in compliance with this requirement at October 31, 1998, which event of non-compliance the Lender waived. In addition, capital expenditures are limited to $1,750,000 in fiscal years 1998 and 1999.

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

        In order to enhance the Company's liquidity and improve its capital structure, effective April 13, 1998, the Company completed a private placement of non-interest bearing senior subordinated notes in an aggregate principal amount of $3,850,000, together with detachable warrants to purchase an aggregate of 3,850,000 shares of common stock exercisable at $1.00 per share. The new securities were sold for an aggregate purchase price of $3,850,000 and were purchased principally by affiliates of the Company. In connection with the sale of the new securities, the Company entered into an agreement with all of the holders of the Company's existing subordinated debt securities, representing an aggregate principal amount of $6,000,000. Pursuant to the agreement, each holder (of old and new securities) agreed to exchange all of its subordinated debt securities together with any warrants issued in connection therewith, for newly issued preferred stock. Ten shares of newly issued preferred stock will be issued for each $1,000 principal amount of subordinated debt securities exchanged. The total number of shares to be issued are 30,000, 30,000 and 38,500 for Preferred Stock Series A, B and C, respectively. Holders of $3,000,000 principal amount existing subordinated debt securities elected to receive Series A Preferred Stock which will have no fixed dividend rights, will not be convertible into common stock, will be mandatorily redeemable by the Company in May 2002 and will not accrue dividends unless the Company is unable to redeem the Series A Preferred Stock at the required redemption date, at which point dividends would begin to accumulate and accrue at a rate of $15 per share per annum. Holders of $3,000,000 principal amount existing subordinated debt securities elected to receive Series B convertible preferred stock which will have no fixed dividend rights and will be convertible into common stock at a price per share of $1.50. Holders of the $3,850,000 principal amount of new subordinated debt securities elected to receive Series C convertible preferred stock which will have no fixed dividend rights and will be convertible into common stock at a price per share of $1.00. The Series B Preferred Stock and the Series C Preferred Stock was mandatorily redeemable upon the occurrence of a change of control of the Company, as defined in the agreement. Pursuant to a letter agreement dated July 7, 1998, the Company has received consent from all but one of the parties that will hold Series B Preferred Stock to remove the mandatory redemption feature of the Series B Preferred Stock upon a change of control of the Company. Additionally, pursuant to such letter agreement, the Company has received consent from all of the parties that will hold Series C Preferred Stock to remove the mandatory redemption feature of the Series C Preferred Stock upon the occurrence of a change of control of the Company. The issuance of the shares of preferred stock upon exchange of the subordinated debt securities is subject to the approval of the Company's shareholders, which approval the Company obtained at its annual meeting on December 15, 1998.

        As the $3.85 million of new securities were issued in contemplation of the exchange into convertible preferred stock the accounting for the new securities is analogous to convertible debt. The new securities will be exchanged for Series C Preferred Stock which is convertible into common stock at a price per share of $1.00. As of the date of issue of the new securities the common stock was trading at $2.00 a share. Since the conversion feature was in the money at the date of issue of the debt, the portion of the debt proceeds equal to the beneficial conversion feature of $3.85 million was allocated to additional paid in capital. The resulting debt discount of $3.85 million is being amortized to interest expense in the historical accounts over the period from the April issuance date to the date the debt is first convertible. The date the debt is first convertible is the date when the debt is exchanged for convertible preferred stock. Since the exchange transaction is subject to a proxy vote by the shareholders, the expected date of the shareholder vote, anticipated to be in December, 1998, was used to determine the amortization period. No value has been assigned to the warrants because the requirement to exchange the warrants, together with the debt, for preferred stock resulted in an assessment that the warrants have no independent value apart from the exchange transaction.

        The exchanges of the subordinated debt securities for the preferred stock will be recorded at the date of issuance of the preferred stock. The fair value of each preferred stock series will be determined as of the issuance date of the stock. The difference between the fair value of the preferred stock granted and the carrying amount of the related subordinated debt security's balance plus accrued interest exchanged will be recognized as a gain or loss on the extinguishment of debt. If the convertible Series B Preferred Stock conversion feature is "in the money" at the date of issue of the preferred stock, a portion of the fair value of the preferred stock equal to the beneficial conversion feature will be allocated to additional paid in capital. The beneficial conversion feature amount allocated to paid in capital will be recognized as a return to the preferred shareholders immediately through a charge to accumulated deficit and a credit to preferred stock.

        The estimated gain or loss to be recorded on the total proposed recapitalization is not determinable at this time as the transactions will be measured and recorded at the date of issuance of the preferred stock, however, management does not believe that the transactions will have a material adverse effect on the Company's financial position or results of operations.

        The discount inherent in the $3,850,000 of new securities must be amortized to interest expense over the period from the April issuance date to the date the security is first convertible. This treatment is required by generally accepted accounting principles. In accordance with the agreement, however, no interest payments will be made. Further, for the fiscal year ended January 30, 1999, there will be no impact on total shareholders' equity as a result of the interest amortization.

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

        The Company is currently working to identify and resolve all potential issues relating to the year 2000 on the processing of date-sensitive information by the Company's computerized information system. For purposes of addressing the issues and planning the appropriate resolutions, the Company has segregated its internal systems and individually assessed their state of readiness as follows:

                                 Phase  of  Planning   ("x"indicates phase is complete)
                            ------------------------------------------------------------------
SYSTEM                       AWARENESS   ASSESSMENT   RENOVATION   VALIDATION   IMPLEMENTATION
Credit Card Processing          x            x            x            x            x
Inventory Maintenance           x            x            x
Accounting and Reporting        x            x            x
Point of Sale Transactions      x
Non-computerized systems        x            x
(none are material to the
Company's operations)

        In addition to resolving any year 2000 issues on the Company's internal systems, the Company is working with its third party vendors in implementing the appropriate solutions. The Company estimates that the maximum, worst-case cost of addressing its year 2000 issues is approximately $125,000 for hardware and software.


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

Nasdaq Market Listing

        As previously disclosed, the Company received notice from the staff of The Nasdaq Stock Market, Inc. ("Nasdaq") that it was not in compliance with the Nasdaq's new minimum net tangible assets requirement of $4 million and that Nasdaq intended to delist the Company's common stock. In accordance with the Nasdaq's procedures, the Company filed an appeal with the Nasdaq's Listings Hearing Department which would allow the Company to maintain its listed status pending the outcome of the appeal.

        The Company received notice from Nasdaq that the Company would continue its listing on the Nasdaq National Market. Such ruling is subject to the Company meeting certain conditions, the most significant of which is that it complete its recapitalization. The Company obtained a vote in favor of its recapitalization at its annual shareholders meeting on December 15, 1998.

                                     PART II

Item  6.  Exhibits and Reports on Form 8-K

The Company filed a Report on Form 8-K on October 14, 1998 which reported the press release issued on that date. No other Reports on Form 8-K were filed during the third quarter of Fiscal 1998.


The following exhibits of The Right Start, Inc. are included herein.


Exhibit
Number

27      Financial Data Schedule

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.


                              THE RIGHT START, INC.



Date:  December  15, 1998                              /s/JERRY WELCH
                                                       -----------------------
                                                       Jerry Welch
                                                       Chief Executive Officer



Date:  December  15, 1998                              /s/GINA M.SHAUER
                                                       -----------------------
                                                       Gina M. Shauer
                                                       Chief Financial Officer