Form 10-K
period 1999-01-30
RIGHT START INC /CA
filed 1999-04-30
CIK 878720

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
                        FOR ANNUAL AND TRANSITION REPORTS
                PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

(Mark One)
(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required effective October 7, 1996)

              For the fiscal year ended January 30, 1999

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act  of   1934   for   the   Transition   Period   from   _________________   to
___________________________.

                           Commission file no. 0-19536

                              THE RIGHT START, INC.
                              ---------------------
             (Exact name of registrant as specified in its charter)

           California                              95-3971414
           ----------                              ----------
(State or other jurisdiction of                    (I.R.S.Employer
incorporation or organization)                     Identification No.)

5388 Sterling Center Dr., Unit C, Westlake Village, California    91361
-----------------------------------------------------------------------
           (Address of principal executive offices)      (Zip code)

           Registrant's telephone number, including area code
                             (818) 707-7100

Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, no par value
                           --------------------------


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of April 19, 1999, approximately 2,595,487 shares of the Registrant's Common Stock held by non-affiliates were outstanding and the aggregate market value of such shares was approximately $17,519,537. As of April 19, 1999 there were outstanding 5,051,820 shares of Common Stock, no par value, with no treasury stock.

Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 29, 1999 (the "Proxy Statement") are incorporated by reference into Part III hereof.

      This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of Section-27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Discussions containing such forward-looking statements may be found in the material set forth under Item 1. Business and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as within this Annual Report generally (including any document incorporated by reference herein). Also, documents subsequently filed by the Company with the Securities and Exchange Commission may contain forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors identified herein or in other public filings by the Company, including but not limited to, the Company's Registration Statement on Form S-3 (File No. 333-08175).


                                     PART I


ITEM 1.    BUSINESS

General

      The Right Start, Inc., a California corporation ("The Right Start" or "the Company") is a leading merchant offering unique, high-quality products for infants and young children. The Company markets its products through 41 retail stores and through The Right Start catalog. The Company is a market leader offering approximately 800 items targeting infants and children from pre-birth up to age four. Products offered are carefully selected to meet parents' baby care needs in such categories as Travel, Developmental Toys, Books/Music/Video, Feeding, Nursery, Health/Safety and Bath/Potty.


History

      The Company was formed in 1985 to capitalize upon growing trends towards the use of mail order catalogs and the demand for high quality infants' and children's goods. Until the formation of the Company, new parents' alternatives were low-service mass merchandise stores or sparsely-stocked, high-priced infants' and children's specialty stores. To counter this, The Right Start carefully screened infant and toddler products in order to identify those considered to be the "best of the best," that is, the safest, most durable, best designed and best valued items.

      The Right Start then expanded its distribution channel beyond The Right Start Catalog and into specialty retail sales through The Right Start stores. Based on the results of the retail stores, the Company's strategy evolved to include a reduction in The Right Start Catalog circulation and plans for a major retail expansion.

      Management has always made customer service the Company's highest priority. By offering to its customers sales associates with extensive product knowledge, carefully selected and tested products, fast shipment that is generally less than 48 hours from receipt of catalog orders, and a 24 hour a day/365 day a year ordering availability, The Right Start is able to differentiate itself from its competitors.


Retail Operations

      On January 30, 1999, the Company had 40 stores in operation. The stores' product mix includes a wide variety of items to meet the needs of the parents of infants and small children, all presented within a store designed to provide a safe, baby-friendly environment for the shopping ease of new parents.

      The number of stores open reflects the rapid growth that the Company experienced in 1996 and early 1997, during which time 24 mall stores were opened. After studying the results of both mall and street locations, management concluded that street locations represented a much more appropriate format for future retail growth. These locations are more convenient to access and shop for the Company's customers, many of whom are shopping with infants and small children. Further, street locations are more cost efficient to build and operate. Accordingly, the Company adopted a store opening plan which provided for the opening of eight street-location stores in 1998.

      In addition to reevaluating store location strategy, in 1997 the Company determined that certain existing mall locations were not performing at an acceptable level and implemented a store closing plan. Nine mall stores were closed in 1998.


The Right Start Catalog

      The Right Start catalog offers a mail order alternative for The Right Start customers. This division of the Company represents the business on which the Company was founded over twelve years ago, and it continues to offer a quality selection of Right Start products through nationally distributed mail order catalogs. Several attractive glossy issues are mailed each year, targeting the Company's principal customers: educated, first-time parents from 23-40 years old, with an average annual income in excess of $60,000.


Advertising and Marketing

      The Right Start has implemented a number of national, regional and local marketing programs to reinforce its strong brand name and increase customer awareness of customers in new store locations. These programs include print ads in national and regional publications, direct mail and local newspaper advertising. In addition, the stores' point of sale system provides a strong marketing database. Customers' names and addresses are captured and are then used for promotional mailings and other follow up activities. Further, the Right Start catalog provides effective marketing support for the stores. Catalogs are distributed in existing and future retail markets to a targeted customer base.

      The Company reaches its catalog customers through mailings of The Right Start catalog to qualified segments of the Company's own customer list and selected rented lists. In order to achieve this efficiently, the customer list is segmented by frequency, recency and size of purchase. Rented lists are evaluated based on historical performance in The Right Start mailings and availability of names meeting the Company's customer profile.


Purchasing

      The Right Start purchases products from over 500 different vendors. No single vendor represents more than 5% of overall sales. In total, the Company imports approximately 5% of the products offered. Imported items have historically had higher gross profit margins and tend to provide more opportunities for the Company to offer a large selection of unique goods.


Employees

      As of April 19, 1999, the Company employed 327 employees, approximately 57 percent of whom were part-time. The Company's employees have not entered into any collective bargaining agreements nor are they represented by union. The Company considers its employee relations to be good.

Recent Developments

      The Company continues to develop its plan to engage in electronic commerce over the Internet. The Company has been developing its e-commerce Website, RightStart.com, Inc., as subsidiary of the Company, that will own and operate the Internet portion of the Company's business. The Company's plans call for RightStart.com to be operational by mid-summer 1999. The Company plans to capitalize on its valuable brand name and knowledge and expertise in children's specialty retailing, developed through its retail store and catalog operations, to successfully launch RightStart.com in the Internet arena.

      The Company has engaged a financial advisory firm to advise it on its e-commerce strategy and to assist the Company in funding and financing
RightStart.com. The financing will likely consist of the sale of a minority stake in RightStart.com to strategic investors. The Company is currently in negotiations with prospective investors regarding the size, terms and conditions of such investment, although the Company has not yet entered into any contractual arrangements with any such prospective investors.


Competition

      The retail market for infant and toddler products is very competitive. Significant competition currently comes from "big box" concept children's stores which are becoming more and more prevalent. This type of operation offers customers an extensive variety of products for children and is typically located in up to 50,000 square feet of retail space, generally in lower real estate cost locations. In addition, many national and regional mass merchants offer infant and toddler products in conjunction with a full line of hard and soft goods. The Right Start distinguishes itself from its competition by offering only select, high-quality products in each category in a small, service-intensive environment.

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

     New entrants to The Right Start's competitive landscape include several e-commerce sites that sell infants' and children's products on -line. These entities are generally newcomers in the infant and children market and the Company believes that for the most part, such entities do not have the brand recognition or relationships necessary to quickly gain marketshare. The Right Start expects that its e-commerce Website, RightStart.com, will be operational during mid-Fiscal 1999. The Company believes RightStart.com will be able to differentiate itself from its competitors by drawing on the Company's extensive knowledge of retail sales of products for infants and children to its target market.


Trademarks

      The Company has registered and continues to register, when deemed appropriate, certain U.S. trademarks and trade names, including "RightStart.com", "The Right Start", and "The Right Start Catalog." The Company considers these trademarks and tradenames to be readily identifiable with, and valuable to, its business.


ITEM 2.    PROPERTIES

      At January 30, 1999, The Right Start operated 40 retail stores in 15 states including California, Colorado, Massachusetts, Minnesota, New Jersey, Illinois, Pennsylvania, New York, Connecticut, Michigan, Washington, Missouri, Virginia, Maryland and Ohio. The Company leases each of its retail locations under operating leases with lease terms ranging from six to ten years, including provisions for early termination in most locations if certain sales levels are not achieved. At certain locations, the Company has options to extend the term of the lease. In most cases, rent provisions include a fixed minimum rent plus a contingent percentage rent based on net sales of the store in excess of a certain threshold.

      The Right Start currently leases approximately 11,000 square feet as a sub-tenant in a mixed-use building in Westlake Village, California. The Company's corporate office resides in this space. The sub-lease agreement terminates in September 1999. The Company is currently negotiating with its landlord to extend the lease term.

ITEM 3.    LEGAL PROCEEDINGS

      The Company is a party to various legal actions arising in the ordinary course of business. In the opinion of management, any claims which may occur are adequately covered by insurance or are without significant merit. The Company believes that the ultimate outcome of these matters will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 4.    SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                     PART II

ITEM 5.    MARKET  FOR   REGISTRANTS'   COMMON   EQUITY  AND   RELATED
           STOCKHOLDERS' MATTERS

      The Company's common stock is traded on the Nasdaq National Market system under the symbol RTST. The Company's common stock is held of record by approximately 121 registered shareholders as of April 19, 1999. The following table sets forth the range of high and low bid prices on the Nasdaq National Market for the Common Stock for the periods indicated. The bid price quotations listed below reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                        Bid Price (1)
                                        -------------

Fiscal 1998                            High       Low
-----------                            ----       ---

First Quarter                         $4.50      $2.75
Second Quarter                         3.75       1.75
Third Quarter                          2.75       1.50
Fourth Quarter                         4.50       2.00

Fiscal 1997
First Quarter                          5.50       2.13
Second Quarter                         3.38       2.25
Third Quarter                          3.50       2.38
Fourth Quarter                         2.69       1.75

(1)Bid prices have been restated to give effect to the Company's one-for-two reverse stock split which was reflected on Nasdaq at the opening of trading on December 16, 1998.

      The Company has never paid dividends on its common stock and currently does not expect to pay dividends in the future. In addition, the Company's credit agreement contains a number of financial covenants which may, among other things, limit the Company's ability to pay dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operation."

ITEM 6. SELECTED FINANCIAL DATA - (Dollars in thousands except share data; all share data has been restated to give effect to the Company's one-for-two reverse stock split which was effective December 15, 1998)


                                              33-Week
                                             Transition
                            Fiscal Year        Period        Fiscal Year
                       ----------------------- -------- ----------------------
                         1998       1997                  1996      1995
Earnings Data
  Revenues:
    Net sales         $  36,611  $  38,521  $  27,211  $  40,368 $  44,573
    Other revenues                                           877       214
                       -------------------------------------------------------
                         36,611     38,521     27,211     41,245    44,787

    Net loss             (5,680)    (9,241)    (5,378)    (3,899)   (2,106)
    Basic and diluted
      loss per share      (1.13)    (2.01)     (1.34)      (1.19)    (0.66)
Share Data
  Weighted average shares
    outstanding        5,051,820  4,594,086  4,003,095   3,268,407 3,150,000



                                              33-Week
                                            Transition
                           Fiscal Year        Period        Fiscal Year
                      ----------------------- --------- ----------------------
                         1998       1997                  1996      1995
Balance Sheet Data
  Current assets     $  8,300   $  8,908   $  11,704  $  8,353  $  9,660
  Total assets         17,671     18,462     22,982     17,475    14,632
  Current liabilities   6,572      4,796      8,457      4,649     3,690
  Long-term debt         --        8,734      5,643       --        --
  Shareholders' equity  7,861      3,307      7,172     11,902    10,694


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Recapitalization

      In order to enhance the Company's liquidity and improve its capital structure, effective April 13, 1998 the Company completed a private placement of non-interest bearing senior subordinated notes in an aggregate principal amount of $3,850,000, together with detachable warrants to purchase an aggregate of 3,850,000 shares of common stock exercisable at $2.00 per share. The new securities were sold for an aggregate purchase price of $3,850,000 and were purchased principally by affiliates of the Company. In connection with the sale of the new securities, the Company entered into an agreement with all of the holders of the Company's existing subordinated debt securities (the "Agreement"), representing an aggregate principal amount of $6,000,000. Pursuant to the Agreement, each holder (of new and old securities) agreed to exchange all of its subordinated debt securities, together with any warrants issued in connection therewith, for newly issued shares of preferred stock. Ten shares of newly issued preferred stock were issued for each $1,000 principal amount of subordinated debt securities exchanged. The total number of shares issued were 30,000, 30,000 and 38,500 for Preferred Stock Series A, B and C, respectively. Holders of $3,000,000 principal amount of existing subordinated debt securities elected to receive Series A Preferred Stock which has no fixed dividend rights, is not convertible into common stock, is mandatorily redeemable by the Company in May 2002 and will not accrue dividends unless the Company is unable to redeem the Series A Preferred Stock at the required redemption date, at which point dividends would begin to accumulate and accrue at a rate of $15 per share per annum. Holders of $3,000,000 principal amount of subordinated debt securities elected to receive Series B convertible preferred stock which has no fixed dividend rights and is convertible into common stock at a price per share of $3.00. Holders of the $3,850,000 principal amount of newly issued, non-interest bearing senior subordinated notes exchanged such debt securities (and the warrants issued in connection therewith) for Series C convertible preferred stock, which has no fixed dividend rights and is convertible into common stock at a price of $2.00 per share. The issuance of the shares of preferred stock occurred upon exchange of the subordinated debt securities in December 1998.


Results of Operations

      This discussion should be read in conjunction with the information contained in the Financial Statements and accompanying Notes thereto of the Company appearing elsewhere in this Form 10-K.

      Results for the Transition Period (the 33-week period from June 2, 1996 to February 1, 1997) have been presented and discussed to provide the reader with an understanding of the Company's financial condition and results of operations. Comparisons have been made, based on the significant operating factors in each period, between the current fiscal year and Fiscal 1997, between Fiscal 1997 and the comparable unaudited 52-week period of the prior year and between the Transition Period and the comparable period of Fiscal 1996.


Fiscal 1998 Compared With Fiscal 1997

      Revenues for Fiscal 1998 were $36.6 million compared to $38.5 million for Fiscal 1997. Retail net sales were $31.9 million in Fiscal 1998 and $31.1 million in Fiscal 1997; catalog net sales were $4.7 million in Fiscal 1998 and $7.4 million in Fiscal 1997. Retail net sales increased $.8 million or 2.5%, reflecting the impact of same-store sales increases of 6.5% and the opening of eight new street location stores, offset by the impact of eleven store closures. The 36.1% decline in catalog sales resulted from the Company mailing fewer catalogs in accordance with its operating plan.

      Cost of goods sold represented 50.7% of sales in Fiscal 1998 compared to 50.0% of sales in Fiscal 1997. The slight decline in gross margin resulted from the additional markdowns taken in conjunction with the closing of certain mall stores and from the conversion of three of the Company's remaining mall stores to a discount format. The discount store format was adopted in three poor performing stores in an effort to better meet the demographics of the customers in those markets.

      Operating expense decreased $3.9 million or 20.3% in Fiscal 1998 from $19.2 million in Fiscal 1997 to $15.3 million in Fiscal 1998. Catalog operating expenses decreased 46% or $1.9 million in Fiscal 1998 as compared to Fiscal 1997 in conjunction with the reduction in catalog mailings and reduction of production costs on a per-catalog basis. Retail operating expenses declined 13% or $2.0 million in Fiscal 1998 as compared to Fiscal 1997. The retail reductions include $.5 million of occupancy costs related to store closings (offset somewhat by street location openings), $.8 million of distribution cost reductions and $.7 million of payroll and other operating cost reductions. These reductions reflect management's attention to expense management.

      General and administrative expense decreased 11.6% to $3.5 million in Fiscal 1998 as compared to $3.9 million in Fiscal 1997. The decrease was primarily due to payroll and occupancy cost reductions in conjunction with management's ongoing expense management.

      Preopening costs decreased $.5 million from $.7 million in Fiscal 1997 to $.2 million in Fiscal 1998. The reduction was due to the reduction in preopening costs per store opened as well as the impact, in Fiscal 1997, of the Company's previous policy of recognizing store opening costs evenly over the stores' first twelve months of operations for the stores opened in 1996. In the third quarter of Fiscal 1997, the Company changed its method of accounting for pre-opening costs and began expensing them as incurred.

      Depreciation and amortization expense decreased $.1 million or 7.5% in Fiscal 1997 to $1.5 million in Fiscal 1998. The decrease resulted from the closure of eleven stores, most of which were closed during the first half of Fiscal 1998, offset by the depreciation expense recognized on assets for the eight new stores opened in the second half of the fiscal year.

      Other income of $.1 million in Fiscal 1998 is comprised of net revenues generated from store closings. In December 1997, the Company's Board of Directors approved management's plan to close seven poor performing retail stores. Six of these stores were closed as of April 1999 and the remaining store is in the process of being closed as of April 1999. Such closures generated positive revenues for the Company resulting from the recovery of the value of certain of the leases through either landlords or future tenants of the leased space. In the prior year, other expense of $1.9 million include $1.3 million of fixed assets and leasehold improvements written off in conjunction with planned store closures, $.4 million in fixed assets and leasehold improvements written off in conjunction with the Company's corporate office and distribution center moves and $.2 million of severance expense.

      Non-cash beneficial conversion feature amortization expense of $3.9 million represents the one-time expense recognition associated with the issuance of the Company's Series C convertible Preferred Stock in connection with the Company's recapitalization, as discussed above.

      Interest expense decreased $.5 million from $1.1 million in Fiscal 1997 to $.6 million in Fiscal 1998. The 44.0% decrease results from the restructuring of the Company's subordinated debt to eliminate interest on that debt and lower overall borrowings.

      The Company has a deferred tax asset of $9.1 million, which is reserved against by a valuation allowance of $7.7 million, for a net deferred tax asset of $1.4 million. Management expects that the Company will generate $4 million of taxable income within the next 15 years to utilize the net deferred tax asset. The taxable income will be generated through a combination of improved operating results and tax planning strategies. Rather than lose the tax benefit, the Company could implement certain tax planning strategies including the sale of the Company's catalog operations, since such operations generally operate on a profitable basis. Alternatively, the Company could also sell its catalog operation's mailing lists in order to generate income to enable the Company to realize its NOL carryforwards. Based on the above operating improvements combined with tax planning strategies in place, management believes that adequate taxable income will be generated over the next 15 years in which to utilize the NOL carryforwards.


Fiscal 1997 Compared With Transition Period

      Revenues for Fiscal 1997 were $38.5 million compared to $27.2 million for the Transition Period ($41.2 million for the 52-week period ended February 1, 1997). Retail net sales were $31.1 million in fiscal 1997 and $19.6 million in the Transition Period ($26.8 million for the 52-week period ended February 1, 1997); catalog net sales were $7.4 million in Fiscal 1997 and $7.6 million in the Transition Period ($14.4 million for the 52-week period ended February 1, 1997). Retail net sales declined 14% between Fiscal 1997 and the 52-week period ended February 1, 1997, reflecting the partial year impact of three new stores opened in early Fiscal 1997 and three new stores opened at the end of the year, offset by same-store sales declines of 21%. The Company attributes its same-store sales declines to the elimination of various marketing activities, promotional offers and heavy couponing which enhanced sales but negatively impacted margins and operating expenses.

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

      Operating expenses increased as a percentage of net sales to 50% or $19.2 million in Fiscal 1997 compared to 46% in the Transition Period or $12.6 million ($20.0 million or 48% of net sales in the 52-week period ended February 1, 1997). The remaining $13.3 million or 35% of sales and $9.7 million 36% of sales, respectively ($16.2 million or 40% of sales in the 52-week period ended February 1, 1997), are payroll and other operating expenses. These costs have decreased as a percentage of sales, reflecting management's on-going attention to cost reductions. The burden of fixed occupancy costs in light of the decline in same-store sales had a negative impact on the Company's results for Fiscal 1997. This fact is a major part of the Company's decision to focus its retail expansion plans on street locations, wherein occupancy and other fixed operating costs are substantially lower than in mall locations.

      General and administrative expenses were $3.9 million in Fiscal 1997 compared to $2.9 million in the Transition Period ($4.5 million for the 52-week period ended February 1, 1997). The Company experienced a 13% decline in general and administrative expenses between Fiscal 1997 and the 52-week period ended February 1, 1997. This decline reflects the impact of payroll and other overhead cost reductions made in connection with the Company's efforts to reduce expenses.

      Pre-opening costs were $.7 million in Fiscal 1997 and $.5 million in the Transition Period ($.7 million for the 52-week period ended February 1, 1997). In Fiscal 1997, three stores were opened in the first half of the year (the period through which the Company's policy of deferring pre-opening costs was in effect) compared to twenty-one stores opened in the 52-week period ended February 1, 1997. Due to the timing of the previous year's openings, the majority of the amortization related to these openings was recognized in Fiscal 1997. The increased months' amortization offset by reductions in pre-opening costs beginning in the Transition Period resulted in relatively flat amortization expense for the comparable periods.

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

      Interest expense increased from $.2 million in the Transition Period and for the 52-week period ended February 1, 1997 to $1.1 million in Fiscal 1997. This reflects the interest charge on the Company's borrowings under its credit facility and subordinated debt issuances which funded operating losses and growth.

Transition Period Compared with Fiscal 1996

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

      General and administrative expense in the Transition Period was $2.9 million compared to $4.3 million in Fiscal 1996 ($2.0 million in the 33-week period ended February 3, 1996). The increase between the 33-week periods reflected the investment made in executive and senior management in the merchandising areas to support the Company's new retail stores and implement the Company's merchandising strategy.

      The Transition Period included $.5 million in pre-opening costs compared to $.4 million in Fiscal 1996 ($265,000 in the 33-week period ended February 3, 1996). The increase resulted from the retail expansion over the previous two years. The Company amortized its new store opening costs over the first twelve months of each store's operations.

      Depreciation and amortization was $.8 million during the Transition Period as compared to $.9 million in Fiscal 1996 ($.6 million in the 33-week period ended February 3, 1996). The increase was due to the increase in property and equipment resulting from the construction of new stores and installation of the Company's new information system.

      Non-recurring expenses of $.9 million incurred during the Transition Period were primarily attributed to the following: the Company's former President resigned in October 1996 resulting in a $.3 million severance charge; the Company prepaid its line of credit upon funding of its new credit facility resulting in $.1 million of prepayment charges; and the Company had taken action to close two unprofitable retail store locations, which has resulted in a write-off of $.4 million in non-recoverable assets.

      The Company recognized $.2 million of income tax expense for the Transition Period. This charge resulted from management's revaluation of the deferred tax asset. In evaluating the deferred tax asset, management considered the Company's plans and projections and available tax planning strategies.


Liquidity and Capital Resources

      During Fiscal 1998, the Company's primary sources of liquidity were from proceeds from the issuance of $3.85 million of non-interest bearing senior subordinated notes and cash from operations. These sources financed the

Company's debt paydown and capital expenditures. Capital expenditures of approximately $1.3 million were incurred in opening new store locations and refurbishing several of the Company's older stores.

     The Company has a $13.0 million credit facility (the "Credit Facility") which consists of a $10.0 million revolving line of credit for working capital (the "Revolving Line") and a $3.0 million capital expenditure facility (the "Capex Line"). Availability under the Revolving Line is subject to a defined borrowing base. As of January 30, 1999, no borrowings were outstanding under the Revolving Line and $2.75 million was outstanding under the Capex Line; $3.05 million was available at January 30, 1999 under the Revolving Line. Interest accrues on the Revolving Line at prime plus 1% and at prime plus 1.5% on the Capex Line. At January 30, 1999 the bank's prime rate of interest was 7.75%. The Credit Facility terminates on November 19, 1999, and on such date, all borrowings thereunder are immediately due and payable. Borrowings under the Credit Facility are secured by substantially all of the Company's assets. The Company plans to replace the Credit Facility by November 1999, and beleives that it could extend the Credit Facility to May 2000.

      The Credit Facility, as amended, requires the Company at all times to maintain net worth (defined to include equity and subordinated debt) of at least $8.0 million. The Credit Facility also limits the Company's earnings before interest, taxes, depreciation and amortization (EBITDA) to the following loss amounts: $900,000 for the twelve months ended January 31, 1999 and $500,000 for the twelve months ending April 30, 1999. Minimum EBITDA of zero is required for the twelve months ending July 31, 1999 and $400,000 for the twelve months ending October 31, 1999. In addition, capital expenditures are limited to $1,750,000 in Fiscal 1999.

      The Company's ability to fund its operations, open new stores and maintain compliance with the Credit Facility is dependent on its ability to generate sufficient cash flow from operations and secure financing beyond November 1999 as described above. Historically, the Company has incurred losses and may continue to incur losses in the near term. Depending on the success of its business strategy, the Company may continue to incur losses. Losses could negatively affect working capital and the extension of credit by the Company's suppliers and impact the Company's operations.

      In order to enhance the Company's liquidity and improve its capital structure, the Company completed a private placement of non-interest bearing senior subordinated notes in an aggregate principal amount of $3,850,000, together with warrants to purchase an aggregate of 3,850,000 shares of common stock exercisable at $2.00 per share. The new securities were sold for an aggregate purchase price of $3,850,000 and were purchased principally by affiliates of the Company. In connection with the sale of the new securities, the Company entered into an agreement with all of the holders of the Company's existing subordinated debt and warrant securities, representing an aggregate principal amount of $6,000,000. Pursuant to the agreement, each holder agreed to exchange all of its subordinated debt securities, together with any warrants issued in connection therewith, for newly issued shares of preferred stock. Holders of $3,000,000 principal amount existing subordinated debt securities elected to receive Series A Preferred Stock which has no fixed dividend rights, is not convertible into common stock and is mandatorily redeemable by the Company in May 2002. Holders of $3,000,000 principal amount subordinated debt securities elected to receive Series B convertible preferred stock which has no fixed dividend rights, is convertible into common stock at a price per share of $3.00 and is not mandatorily redeemable by the Company. Holders of the $3,850,000 principal amount of new subordinated debt securities elected to receive Series C convertible preferred stock which has no fixed dividend rights, is convertible into common stock at a price per share of $2.00 and is not mandatorily redeemable by the Company. The issuance of the shares of preferred stock upon exchange of the subordinated debt securities was approved by the Company's shareholders at its annual meeting of shareholders on December 15, 1998.

      In the restructuring described above, the holders of $6.0 million principal amount of subordinated debt permanently waived their rights to receive interest payments and agreed to exchange such debt for preferred stock, resulting in the Company's elimination of approximately $.6 million in annual interest payments. In addition, the proceeds from the Company's private placement of $3,850,000 were used to pay off the Company's revolving line of credit.

Impact of Inflation

      The impact of inflation on results of operations has not been significant during the Company's last three fiscal years.


Seasonality

      The  Company's  business  is not as  significantly  impacted  by  seasonal fluctuations, when compared to many other specialty retail and catalog operations. The Right Start's products are for the most part need-driven and the customer is often the end user of the product. However, the Company does experience increased sales during the Christmas holiday season.


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

      The Company is currently working to identify and resolve all potential issues relating to the year 2000 on the processing of date-sensitive information by the Company's computerized information system. For purposes of addressing the issues and planning the appropriate resolutions, the Company has segregated its internal systems and individually assessed their state of readiness as follows:

                     Phase of Planning ("x" indicates phase is complete)
                     ---------------------------------------------------
System            Awareness  Assessment  Renovation  Validation  Implementation
------            ---------  ----------  ----------  ----------  --------------
Credit Card Processing   x        x           x           x             x
Inventory Maintenance    x        x           x           x
Accounting and Reporting x        x           x           x
Point of Sale
  Transactions           x        x
Non-computerized         x        x
systems (none are
material to the
Company's
operations)

      In addition to resolving any year 2000 issues on the Company's internal systems, the Company is working with its third party vendors in implementing the appropriate solutions. The Company estimates that the maximum, worst-case cost of addressing its year 2000 issues is approximately $125,000 for hardware and software.

      The Company is currently working with its software vendors for inventory maintenance systems and accounting and reporting systems to complete the installation of the upgraded, year 2000 compliant version of these systems. The Company is working with its vendor for its point of sale ("POS") system to complete the program changes required for this system to be year 2000 compliant. If, in a worst-case scenario, the necessary upgrades could not be completed in a timely manner, the Company's contingency plans provide for the purchase and installation of replacement POS software. No other systems are material to the Company's operations.

New Accounting Requirements

      In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 "Reporting on the Costs of Start-up Activities" (SOP 98-5) which requires that the costs of start-up activities and organization costs be expensed as incurred. The statement is effective for the Company in Fiscal 2000 and the impact of the adoption of SOP 98-5 is not expected to be material to the Company's financial position or results of operations. Effective October 1, 1997 and as disclosed in Note 1, the Company began expensing all store pre-opening costs as incurred.


ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      In the ordinary course of operations, the Company faces no significant market risk. Its purchase of imported products subjects the Company to a minimum amount of foreign currency risk. Foreign currency risk is that risk associated with recurring transactions with foreign companies, such as purchases of goods from foreign vendors. If the strength of foreign currencies increases compared to the U.S. dollar, the price of imported products could increase. However, the Company has no commitments for future purchases with foreign vendors and, additionally, the Company has the ability to source products domestically in the event of import price increases.

      See "Management's Discussion and Analysis of Financial condition and Results of Operations -- Liquidity and Capital Resources" above for a discussion of debt obligations of the Company, the interest rates of which are linked to the prime rate. The Company has not entered into any derivative financial instruments to mange interest rate risk, currency risk or for speculative purposes and is currently not evaluating the future use of such instruments.



ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The financial statements and supplementary data of the Company are as set forth in Item 14(a) hereof.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      The Company has not had any changes in or disagreements with its accountants on the Company's accounting and financial disclosure.



                                    PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information contained in the Company's Proxy Statement under the captions "Executive Officers" and "Election of Directors" is incorporated herein by reference. The Company's Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of Fiscal 1998.

ITEM 11.   EXECUTIVE COMPENSATION

      The information contained in the Company's Proxy Statement under the caption "Executive Compensation and Other Information" is incorporated herein by reference. The Company's Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of Fiscal 1998.


ITEM 12.   SECURITY   OWNERSHIP  OF  CERTAIN   BENEFICIAL  OWNERS  AND
           MANAGEMENT

      The information contained in the Company's Proxy Statement under the caption "Principal Shareholders and Management" is incorporated herein by reference. The Company's Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of Fiscal 1998.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information contained in the Company's Proxy Statement under the caption "Certain Relationships and Related Transactions" is incorporated herein by reference. The Company's Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of Fiscal 1998.

                                     PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K


(a) The following documents are filed as part of this report.

(1)    Financial Statements:                         Page

Report of Independent Accountants                    F - 1

Balance  Sheet - January  30, 1999 and January 31,   F - 2
1998

Statement of  Operations - Periods  Ended  January
30, 1999, January  31,  1998, February 1, 1997 and
June 1, 1996                                         F - 3

Statement  of  Changes in  Shareholders'Equity -
Periods Ended January 30, 1999, January 31, 1998,
February 1, 1997 and June 1, 1996                    F - 4

Statement  of Cash Flows - Periods
Ended  January 30,  1999,  January 31, 1998,
February 1, 1997 and June 1, 1996                    F - 5

Notes to Financial Statements                        F - 6




(2)    Financial Statement Schedules:

Valuation Reserves                                  F - 21

All other financial statement schedules are omitted because they are either not applicable or the required information is shown in the financial statements or notes thereto.

(3)  Listing of Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this annual report:

                                INDEX TO EXHIBITS
Exhibit
Number
------


3.1        Amended  and  Restated   Articles  of   Incorporation  of  the
           Company, dated August 12, 1991(1)

3.1.1      Amendment  to  Articles  of  Incorporation,  dated  August 20,
           1991(1)

3.1.2      Form of Amendment to Articles of  Incorporation,  dated August
           24, 1991(1)

3.2        Bylaws of the Company, as amended(2)

3.3        Specimen   Certificate   of  the  Common  Stock  (without  par
           value)(1)

10.1       1991 Key Employee Stock Option Plan(3)

10.2 Form of Indemnification Agreement between Registrant and its directors and executive officers(3)

10.3 Asset Purchase Agreement for Acquisition of the Assets of Small People, Inc. and Jimash Corporation by Right Start Subsidiary I, Inc.(4)

10.4       1995 Non-employee Directors Option Plan(5)

10.5 Registration Rights Agreement dated August 3, 1995 between Registrant and Kayne Anderson Non-Traditional Investments LP, ARBCO Associates LP, Offense Group Associates LP, Opportunity Associates LP, Fred Kayne, Albert O. Nicholas and Primerica Life Insurance Company(5)

10.6 Asset Purchase Agreement dated as of July 29, 1996 by and between Blasiar, Inc. (DBA Alert Communications Company) and The Right Start, Inc.(5)

10.7 Convertible Debenture Purchase Agreement between The Right Start, Inc. and Cahill Warnock Strategic Partners, LP dated as of October 11, 1996(6)

10.7.1 First Amendment to Convertible Debenture Purchase Agreement between The Right Start, Inc. and Cahill Warnock Strategic Partners, LP dated as of May 30, 1997(11)

10.8 Convertible Debenture Purchase Agreement between The Right Start, Inc. and Strategic Associates, LP dated as of October 11, 1996(6)

10.8.1 First Amendment to Convertible Debenture Purchase Agreement between The Right Start, Inc. and Strategic Associates, LP dated as of May 30, 1997(11)

10.9 Registration Rights Agreement dated October 11, 1996 between The Right Start, Inc. and Strategic Associates, L.P.(7)

10.10 Registration Rights Agreement dated October 11, 1996 between The Right Start, Inc. and Cahill, Warnock Strategic Partners Fund, L.P.(7)

10.11 Loan and Security Agreement dated as of November 14, 1996 between The Right Start, Inc. and Heller Financial, Inc.(6)

10.12 First Amendment to Loan and Security Agreement and Limited Waiver and Consent(8)

10.13 Second Amendment to Loan and Security Agreement and Limited Waiver and Consent(9)

10.14 Third Amendment to Loan and Security Agreement and Limited Waiver and Consent(9)

10.15 Fourth Amendment to Loan and Security Agreement and Limited Waiver and Consent(7)

10.16 Registration Rights Agreement dated May 6, 1997 between The Right Start, Inc. and certain Kayne Anderson funds, Cahill, Warnock Strategic Partners Fund, L.P., Strategic Associates, L.P., The Travelers Indemnity Company and certain other investors named therein(7)

10.17 Registration Rights Agreement dated September 4, 1997 between The Right Start, Inc. and certain Kayne Anderson funds, Cahill, Warnock Strategic Partners Fund, L.P., The Travelers Indemnity Company and certain other investors named therein(7)

10.18      The Right Start,  Inc.  Letter  Agreement dated as of April 6,
           1998(10)

10.19 The Right Start, Inc. Amendment to Letter Agreement dated as of April 13, 1998(10)

10.20 The Right Start, Inc. Securities Purchase Agreement dated as of May 6, 1997 between the Company and certain investors listed therein with respect to the Company's 11.5% Senior Subordinated Notes due May 6, 2000 and warrants to purchase the Company's common stock(10)

10.21 The Right Start, Inc. Securities Purchase Agreement dated as of April 13, 1998 between the Company and certain investors listed therein with respect to the Company's Senior Subordinated Notes due May 6, 2000 and warrants to purchase the Company's common stock(10)

10.22 Registration Rights Agreement dated April 13, 1998 between The Right Start, Inc. and the investors named therein(7)

10.23 The Right Start, Inc. Securities Purchase Agreement dated as of September 4, 1997 between the Company and the investors named therein with respect to 1,510,000 shares of the Company's common stock(9)

23.1       Consent of Independent Accountants

27.1       Financial Data Schedule
--------------------------

(1) Previously filed as an Exhibit to the Company's Registration Statement of Form S-1 dated August 29, 1991.

(2) Previously filed as an Exhibit to Amendment Number 2 to the Company's Registration Statement on Form S-1 dated October 3, 1991.

(3) Previously filed as an Exhibit to Amendment Number 1 to the Company's Registration Statement on Form S-1 dated September 11, 1991.

(4) Previously filed as an Exhibit to the Company's 10-K for the fiscal year ended May 26, 1993.

(5) Previously filed as an Exhibit to the Company's 10-K for the year ended June 1, 1996.

(6) Previously filed as an Exhibit to the Company's 10-Q for the period ended November 30, 1996.

(7) Previously filed as an Exhibit to the Company's 10-K for the fiscal year ended January 31, 1998, as amended.

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

(12)  Previously filed as an Exhibit to the Company's 8-K dated May 6, 1997.

(b)   Reports on Form 8-K

      A Report on Form 8-K was filed by the Company on January 25, 1999. There were no other Reports on Form 8-K filed by the Company during the last quarter of Fiscal 1998.


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

                                         THE RIGHT START, INC.
                                         (Registrant)


Dated: April 29, 1999                    \s\ Jerry R. Welch
                                         ----------------------
                                               Jerry R. Welch
                                         Chairman of the Board,
                                  Chief Executive Officer and President

      Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  Signature                       Title                         Date
  ---------                       -----                         ----


\s\ Jerry R. Welch       Chairman  of the Board, Chief      April 29, 1999
----------------------   Executive Officer and President
Jerry R. Welch


\s\ Richard A. Kayne     Director                           April 29, 1999
----------------------
sRichard A. Kayne


\s\ Andrew D. Feshbach   Director                           April 29, 1999
----------------------
Andrew D. Feshbach


\s\ Robert R. Hollman    Director                           April 29, 1999
----------------------
Robert R. Hollman


\s\ Fred Kayne           Director                           April 29, 1999
----------------------
Fred Kayne


\s\ Howard M. Zelikow    Director                           April 29, 1999
----------------------
Howard M. Zelikow


\s\ Gina M. Engelhard    Chief Financial Officer            April 29, 1999
----------------------  (Principal Financial and
Gina M. Engelhard        Accounting Officer)

             REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and
Shareholders of The Right Start, Inc.

In our opinion, the financial statements listed in the index appearing under Item 14(a) (1) and (2) on page 15 present fairly, in all material respects, the financial position of The Right Start, Inc. at January 30, 1999 and
January 31, 1998, and the results of its operations and its cash flows for the years ended January 30, 1999 and January 31, 1998, the thirty-three weeks ended February 1,
1997 and the year ended June 1, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/ s / PricewaterhouseCoopers LLP
Los Angeles, California
March 12, 1999, except as to
   Note 3, which is as of April 29, 1999


                     THE RIGHT START, INC.

                         BALANCE SHEET


                                                    January 30,     January 31,
                                                       1999            1998
                                                       ----            ----
                             ASSETS

Current assets:
  Cash                                              $   626,000      $   240,000
  Accounts and other receivables                        585,000          405,000
  Merchandise inventories                             5,797,000        6,602,000
  Prepaid catalog costs                                 363,000          297,000
  Other current assets                                  929,000        1,364,000
                                                    -----------      -----------
    Total current assets                              8,300,000        8,908,000
Noncurrent assets:
  Property, plant and equipment, net                  7,884,000        8,115,000
  Deferred income taxes                               1,400,000        1,400,000
  Other noncurrent assets                                87,000           39,000
                                                    -----------      -----------
                                                    $17,671,000      $18,462,000
                                                    ===========      ===========


              LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses            $  3,822,000    $  2,782,000
  Revolving line of credit                                            2,014,000
  Term note payable                                   2,750,000
                                                   -----------      -----------
    Total current liabilities                         6,572,000       4,796,000
Term note payable                                                     3,000,000
Deferred rent                                         1,449,000       1,625,000
Senior subordinated notes, net of
  unamortized discount of $266,000                                    2,734,000
Subordinated convertible debentures                                   3,000,000

Commitments and contingencies

Mandatorily redeemable preferred stock
  Series A, $3,000,000 redemption value               1,789,000
Shareholders' equity:
  Convertible preferred stock Series B                2,813,000
  Convertible preferred stock Series C                3,850,000
  Common stock (25,000,000 shares authorized
    at no par value; 5,051,820 shares issued
    and outstanding)                                 22,337,000      22,337,000
  Additional paid-in capital                          3,571,000
  Accumulated deficit                               (24,710,000)    (19,030,000)
                                                   -----------      -----------
      Total shareholders' equity                      7,861,000       3,307,000
                                                   -----------      -----------
                                                   $ 17,671,000    $ 18,462,000
                                                    ===========      ===========


        See accompanying notes to financial statements.



                              THE RIGHT START, INC.

                             STATEMENT OF OPERATIONS




                                   Year Ended         Thirty-three
                             ------------------------ Weeks Ended    Year Ended
                             January 30,  January 31,  February 1,     June 1,
                                1999         1998         1997          1996
                                ----         ----         ----          ----
Net sales:
  Retail                     $31,875,000  $31,107,000  $19,576,000  $17,075,000
  Catalog                      4,736,000    7,414,000    7,635,000   23,293,000
Other revenues                                                          877,000
                             -----------   -----------  ----------- -----------
                              36,611,000   38,521,000   27,211,000   41,245,000
                             -----------   -----------  ----------- -----------
Costs and expenses:
  Cost of goods sold          18,576,000   19,244,000   14,417,000   21,605,000
  Operating expense           15,371,000   19,212,000   12,608,000   18,282,000
  General and
   administrative expense      3,459,000    3,912,000    2,941,000    4,341,000
  Pre-opening costs              209,000      711,000      528,000      418,000
  Depreciation and
   amortization expense        1,488,000    1,608,000      833,000      938,000
  Other (income) expense        (113,000)   1,905,000      851,000      450,000
                             -----------   -----------  ----------- -----------

                              38,990,000   46,592,000    32,178,000  46,034,000
                             -----------   -----------  ----------- -----------

Operating loss                (2,379,000)   8,071,000)   (4,967,000)(4,789,000)
Non-cash beneficial
 conversion feature
 amortization                 3,850,000
Interest expense                640,000     1,143,000      204,000      37,000
                             -----------   -----------  ----------- -----------
Loss before income taxes
 and extraordinary item      (6,869,000)    (9,214,000)   (5,171,000)(4,826,000)
Income tax provision
(benefit)                        22,000         27,000       207,000   (927,000)
                             -----------   -----------  ----------- -----------

Loss before extraordinary
item                          (6,891,000)  (9,241,000)   (5,378,000)(3,899,000)
Extraordinary gain on
 debt restructuring            1,211,000
                             -----------   -----------  ----------- -----------

Net loss                     $(5,680,000)  $(9,241,000) $(5,378,000)$(3,899,000)
                             ===========   ===========  =========== ===========

Basic and diluted loss
 per share:
 Loss before extraordinary
 item                        $     (1.37)  $     (2.01) $     (1.34)$     (1.19)
  Extraordinary item                0.24
                             -----------   -----------  ----------- -----------

  Net loss                   $     (1.13)  $     (2.01) $     (1.34)$     (1.19)
                             ===========   ===========  =========== ===========


Weighted average number
 of common shares outstanding  5,051,820     4,594,086    4,003,095   3,268,407
                             ===========   ===========  =========== ===========


         See accompanying notes to financial statements.


                              THE RIGHT START, INC.

                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY




                                    Common Stock         Additional
                                  ------------------      Paid-in     Accumulated
                                  Shares      Amount      Capital       Deficit
                                  ------      ------      -------     ----------

Balance at May 31, 1995          3,150,000   $11,206,000                ($512,000)
Issuance of shares pursuant
 to a rights offering               789,403    4,906,000
Issuance of shares pursuant
 to the exercise of stock options    30,250      201,000
Net loss                                                               (3,899,000)
                                   --------- -----------             ------------

Balance at June 1, 1996           3,969,653   16,313,000               (4,411,000)
Issuance of shares pursuant
 to the exercise of stock options   107,167      648,000
Net loss                                                               (5,378,000)
                                   --------- -----------             ------------

Balance at February 1, 1997       4,076,820   16,961,000               (9,789,000)
Issuance of shares pursuant
 to the exercise of stock options   220,000    1,320,000
Issuance of shares pursuant
 to a private placement             755,000    3,705,000
Issuance of common stock warrants
 in conjunction with sale of senior
 subordinated notes                              351,000
Net loss                                                               (9,241,000)
                                   --------- -----------             ------------

Balance at January 31, 1998        5,051,820  22,337,000              (19,030,000)
Issuance of subordinated debt
 in conjunction with
 recapitalization, net (Note 12)                          $3,590,000
Accretion of mandatorily redeemable
  preferred stock Series A                                   (19,000)
Net loss                                                               (5,680,000)
                                   --------- -----------  ---------- ------------

Balance at January 30, 1999        5,051,820 $22,337,000  $3,571,000 ($24,710,000)
                                   ========= ===========  ========== ============



         See accompanying notes to financial statements.

                              THE RIGHT START, INC.

                             STATEMENT OF CASH FLOWS


                                                            Year Ended             Thirty-three
                                                      -------------------------    Weeks Ended      Year Ended
                                                      January 30,    January 31,    February 1,       June 1,
                                                         1999          1998            1997            1996
                                                       ---------     ----------     ----------      ----------
Cash flows from operating activities:
  Net loss                                           ($5,680,000)   ($9,241,000)   ($5,378,000)   ($3,899,000)
Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
  Depreciation and amortization                        1,538,000      2,319,000      1,361,000      1,356,000
  Non-cash beneficial conversion feature
     amortization                                      3,850,000
  Amortization of discount on senior
     subordinated notes                                   44,000         85,000
  Loss on store closings                                  39,000      1,580,000
  Extraordinary gain                                  (1,211,000)
    Change in assets and liabilities affecting
       operations                                      1,760,000     (1,316,000)      (957,000)       506,000
                                                     -----------    -----------    -----------    -----------
      Net cash provided by (used in)
         operating activities                            340,000     (6,573,000)    (4,974,000)    (2,037,000)
                                                     -----------    -----------    -----------    -----------
Cash flows from investing activities:
  Additions to property, plant and equipment          (1,296,000)    (2,063,000)    (3,607,000)    (4,165,000)

  Proceeds from sale of telemarketing center                                           298,000
                                                     -----------    -----------    -----------    -----------
      Net cash used in investing activities           (1,296,000)    (2,063,000)    (3,309,000)    (4,165,000)
                                                     -----------    -----------    -----------    -----------

Cash flows from financing activities:
  Net proceeds from (payments on) revolving
     line of credit                                   (2,014,000)       181,000      1,833,000
  Proceeds from (payments on) note payable              (250,000)       357,000      2,643,000
  Proceeds from sale of convertible subordinated
     debentures                                                                      3,000,000
  Proceeds from private placement of common
     stock                                                            3,705,000
  Proceeds from common stock issued upon exercise
     of stock options                                                 1,320,000        648,000        201,000
  Proceeds from common stock issued pursuant to a
     rights offering                                                                                4,906,000
  Proceeds from sale of senior subordinated notes,
     net                                               3,606,000      3,000,000
                                                     -----------    -----------    -----------    -----------
      Net cash provided by financing activities        1,342,000      8,563,000      8,124,000      5,107,000
                                                     -----------    -----------    -----------    -----------

Net increase (decrease) in cash                          386,000        (73,000)      (159,000)    (1,095,000)
Cash at beginning of period                              240,000        313,000        472,000      1,567,000
                                                     -----------    -----------    -----------    -----------

Cash at end of period                                $   626,000    $   240,000    $   313,000    $   472,000
                                                     ===========    ===========    ===========    ===========


             See accompanying notes to financial statements.

                         THE RIGHT START, INC.

                     NOTES TO FINANCIAL STATEMENTS



NOTE 1 - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES:

The Company

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

Fiscal Year

The Company has a fiscal year consisting of fifty-two or fifty-three weeks ending on the Saturday closest to the last day in January. Effective January 1997, the Company changed its fiscal year which had been the fifty-two or fifty-three weeks ending on the Saturday closest to the last day in May. The change in year end resulted in a thirty-three week transition period from June 2, 1996 to February 1, 1997 ("the Transition Period"). The fiscal years ended January 30, 1999 ("Fiscal 1998"), January 31, 1998 ("Fiscal 1997"), and June 1,
1996 ("Fiscal 1996") were fifty-two week periods.  See Note 15.

Revenue Recognition

Retail sales are recorded at time of sale or when goods are delivered. Catalog sales are recorded at the time of shipment. The Company provides for estimated returns at the time of the sale.

Merchandise Inventories

Merchandise inventories consist of products purchased for resale and are stated at the lower of cost or market value. Cost is determined on a first-in, first-out basis.

Prepaid Catalog Expenses

Prepaid catalog expenses consist of the costs to produce, print and distribute catalogs. These costs are amortized over the expected sales life of each catalog which does not exceed four months. Catalog production expenses of $1,363,000, $2,753,000, $1,844,000 and
$6,061,000 were recorded in Fiscal 1998, Fiscal 1997, the Transition Period and Fiscal 1996, respectively.

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

Long-lived Assets

The Company periodically evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets may warrant revision or that the remaining balance may not be recoverable. When factors indicate that the asset should be evaluated for possible impairment, the Company uses an estimate of the stores' undiscounted net cash flows over the remaining life of the asset in measuring whether the asset is recoverable. Based upon the anticipated future income and cash flow from operations, there has been no impairment.

Store Opening Costs

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

Deferred Rent

The Company recognizes rent expense on the straight-line basis over the life of the underlying lease. The benefit from tenant allowances and landlord concessions are recorded as deferred rent and recognized over the lease term.

Income Taxes

The Company accounts for income taxes using an asset and liability approach under which deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. A valuation allowance is established against deferred tax assets when it is more likely than not that all, or some portion, of such deferred tax assets will not be realized.

During the periods that the Company was majority owned by ARC, the Company provided for income taxes as a separate taxpayer. State income taxes were settled pursuant to an informal tax sharing agreement and the Company filed a separate federal income tax return.

Per Share Data

On December 15, 1998, the Company's shareholders approved a one-for-two reverse split of the Company's common stock, which had previously been approved by the Company's Board of Directors. The reverse split was effective December 15, 1998. All references in the financial statements to shares and related prices, weighted average number of shares, per share amounts and stock plan data have been adjusted to reflect the reverse split.

Basic per share data is computed by dividing net loss applicable to common shareholders by the weighted average number of common shares outstanding. Diluted per share data is computed by dividing income available to common shareholders plus income associated with dilutive securities by the weighted average number of shares outstanding plus any potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock in each year.

                                           Year Ended        Thirty-three
                                     ------------------------ Weeks Ended  Year Ended
                                     January 30,  January 31,  February 1,   June 1,
                                        1999          1998        1997        1996
                                     ---------     ----------  ----------  ----------
Loss before extraordinary item       $6,891,000   $9,241,000   $5,378,000   $3,899,000
Plus:  Preferred stock accretion         19,000
                                     ----------   ----------   ----------   ----------

Basic and diluted loss before
  extraordinary item applicable to
  common shareholders                $6,910,000   $9,241,000   $5,378,000   $3,899,000
                                     ==========   ==========   ==========   ==========


Securities that could potentially dilute basic EPS in the future were not included in the computation of diluted EPS, because to do so would have been antidilutive for the periods presented. Such securities include options outstanding to purchase 890,519, 326,005, 489,960, and 523,701 shares of common stock at January 30, 1999, January 31, 1998, February 1, 1997 and June 1, 1996, respectively, Series B preferred stock convertible into 1,000,000 shares of common stock and Series C preferred stock convertible into 1,925,000 shares of common stock at January 30, 1999.

Stock-Based Compensation

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

Comprehensive Income

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). This statement divides comprehensive income into net income and other comprehensive income. SFAS 130 was effective for the Company during Fiscal 1998. The Company has no items of other comprehensive income in any period presented and, consequently, is not required to report comprehensive income.

NOTE 2 - PROPERTY, PLANT AND EQUIPMENT, NET:

                                               January 30,     January 31,
                                                  1999            1998
                                              ------------    ------------

Property, plant and equipment, at cost:
      Machinery, furniture and equipment      $  4,015,000    $  3,669,000
      Leaseholds and leasehold improvements      7,511,000       6,683,000
      Computer software                            840,000         821,000
                                              ------------    ------------

                                                12,366,000      11,173,000

Accumulated depreciation and amortization       (4,482,000)     (3,058,000)
                                              ------------    ------------

                                              $  7,884,000    $  8,115,000
                                              ============    ============


Depreciation and amortization expense for property, plant and equipment amounted to $1,488,000; $1,608,000; $833,000 and $938,000 for Fiscal
1998, Fiscal 1997, the Transition Period and Fiscal 1996, respectively.


NOTE 3 - CREDIT AGREEMENTS:

In November 1996, the Company entered into an agreement with a financial institution for a $13 million credit facility (the "Credit Facility"). The $13 million facility consists of a $3 million capital expenditure facility (the "Capex Line") and a $10 million revolving credit line for working capital (the "Revolver"). Availability under the Revolver is subject to a defined borrowing base. As of January 30, 1999, no borrowings were outstanding and $3,054,000 was available under the Revolver. As of January 30, 1999, $2,750,000 was outstanding on the Capex Line. The Credit Facility, as amended, requires the Company at all times to maintain net worth (defined to include equity and subordinated debt) of at least $8 million and provides that cash dividends may be paid only if written consent of the lender is obtained. The Credit Facility also limits the Company's earnings before interest, taxes, depreciation and amortization (EBITDA) to the following loss amounts: $900,000 for the twelve months ended January 31, 1999 and $500,000 for the twelve months ending April 30, 1999. Minimum EBITDA of zero is required for the twelve months ending July 31, 1999 and $400,000 for the twelve months ending October 31, 1999. In addition, capital expenditures are limited to $1,750,000 in fiscal year 1999. Interest accrues on the revolving line of credit at prime plus 1% and at prime plus 1 1/2% on the capital expenditure facility. At January 30, 1999, the bank's prime rate of interest was 7.75%. The Company's weighted average interest rate on short-term borrowings was 9.43% and 9.48% for Fiscal 1998 and Fiscal 1997, respectively.

The Credit Facility is for a period of three years and is secured by substantially all the Company's assets. The Company plans to replace the Credit Facility by November 1999, and believes that it could extend the Credit Facility to May 2000.

Effective May 6, 1997, the Company sold subordinated notes in the aggregate principal amount of $3,000,000 and warrants to purchase common stock, certain of the purchasers of which were affiliates of the Company. The subordinated notes bore interest at 11.5% and were due in full on May 6, 2000. Warrants to purchase an aggregate of 237,500 shares of common stock at $6.00 per share were issued in connection with the subordinated notes. Proceeds from the sale of the subordinated notes and warrants were allocated to the debt security and the warrants based on the fair value of the securities at the date of issuance. The value assigned to the warrants was $351,000. The resulting debt discount was amortized over the term of the notes. In December 1998, the holders of the notes exchanged the notes and warrants in connection with a capital restructuring. See Note 12.

The Company issued and sold subordinated convertible debentures in the aggregate principal amount of
$3 million effective October 11, 1996. The terms of such debentures, as amended, permitted the holders to convert the principal amount into 375,000 shares of the Company's common stock at $8.00 per share at any time prior to May 31, 2002, the due date of the debentures. The debentures bore interest at a rate of 8% per annum. The holders of the debentures exchanged the debentures in conjunction with a capital restructuring in December 1998. See Note 12.


NOTE 4 - MANDATORILY REDEEMABLE PREFERRED STOCK:

In connection with the Company's recapitalization (see Note 12), the Company issued 30,000 shares of mandatorily redeemable preferred stock Series A. The stock has a par value of $.01 per share and a liquidation preference of $100 per share; it is mandatorily redeemable at the option of the holders on May 31, 2002 at a redemption price of $100 per share or $3,000,000. The Series A preferred stock shall also be redeemed by the Company upon a change of control or upon the issuance of equity securities by the Company for proceeds in excess of $15,000,000, both as defined in the Certificate of Determination for the Series A preferred stock.

The difference in the fair value of the mandatorily redeemable Series A preferred stock at the date of issuance and the redemption amount is being accreted, using the interest method, over the period from the issuance date to the required redemption date as a charge to additional paid-in capital.

There shall be no dividends on the Series A preferred stock unless the Company is unable to redeem the stock at the required redemption date, at which point dividends shall cumulate and accrue on a daily basis, without interest, at the rate of $15.00 per share per annum, payable quarterly.


NOTE 5 - SHAREHOLDERS' EQUITY:

Pursuant to shareholder approval in December 1998, the Company authorized for issuance 250,000 shares of preferred stock, of which 30,000 were designated Series A (see Note 4), 30,000 were designated for Series B and 38,500 were designated for Series C. In connection with the Company's recapitalization (see Note 12), the Company issued the Series A, Series B and Series C shares (collectively, the "Preferred Shares").

The Preferred Shares are non-voting. However, holders of at least a majority of the Preferred Shares acting as a class, must consent to certain corporate actions, including the sale of the Company, as defined in the respective Certificates of Determination.

Both Series B and Series C preferred stock have a par value of $.01 per share and a liquidation preference of $100 per share. The shares shall be convertible in whole or in part at any time at the option of the holders into shares of the Company's common stock. The conversion rates are $3.00 per common share and $2.00 per common share for the Series B preferred stock and the Series C preferred stock, respectively, subject to anti-dilution provisions set forth in the Certificates of Determination for the Series B and the Series C preferred stock.


NOTE 6 - INCOME TAXES:

The provision (benefit) for income taxes is comprised of the following:

                                          Year Ended         Thirty-three
                                    ------------------------ Weeks Ended  Year Ended
                                    January 30,  January 31,  February 1,    June 1,
                                       1999        1998          1997        1996
                                      -------     -------       --------   ---------
Current provision:
  Federal                                                                    $1,000
  State                              $22,000      $27,000

Deferred provision (benefit):
  Federal                                                                   (928,000)
  State
  Adjustment to valuation allowance                             $207,000
                                      -------     -------       --------   ---------

                                      $22,000     $27,000       $207,000   ($927,000)
                                      =======     =======       ========   =========


The Company's effective income tax rate differed from the federal statutory rate as follows:

                                          Year Ended         Thirty-three
                                    ------------------------ Weeks Ended  Year Ended
                                    January 30,  January 31,  February 1,    June 1,
                                       1999        1998          1997        1996
                                      -------     -------       --------   ---------
Federal statutory rate                  34%         34%            34%        34%
State income taxes, net of federal
  benefit                                            3              1          3
Stock options                                                       4
Valuation allowance                    (11)        (39)           (45)       (19)
Debt discount amortization             (23)
Other                                                2              2          1
                                      -------     -------       --------   ---------

Effective tax rate                       0%          0%            (4)%       19%
                                      =======     =======       ========   =========

Deferred tax liabilities (assets) are comprised of the following:

                               January 30,January 31,
                                  1999      1998

Depreciation and amortization      $    87,000    $   200,000
Pre-opening costs                       21,000
Other                                   27,000         64,000
                                   -----------    -----------

  Deferred tax liabilities             114,000        285,000
                                   -----------    -----------

Net operating loss carryforwards    (7,672,000)    (6,799,000)
Deferred rent                         (604,000)      (839,000)
Writedown of fixed assets             (633,000)
Other reserves                        (868,000)      (396,000)
Other tax carryforwards                (69,000)       (68,000)
Sales returns                          (29,000)       (29,000)
                                   -----------    -----------

  Deferred tax assets               (9,242,000)    (8,764,000)
                                   -----------    -----------

Valuation allowance                  7,728,000      7,079,000
                                   -----------    -----------

  Net deferred tax asset           ($1,400,000)   ($1,400,000)
                                   ===========    ===========


In evaluating the realizability of the deferred tax asset, management considered the Company's projections and available tax planning strategies. Management expects that the Company will generate sufficient taxable income in future years to utilize the net deferred tax asset. In addition, the Company could implement certain tax planning strategies including the sale of the Company's catalog operations or its catalog operation's mailing lists in order to generate income to enable the Company to realize its NOL carryforwards.

The Company has federal and state net operating loss carryforwards at January 30, 1999 of $20,492,000 and $8,033,000, respectively. These carryforwards will expire in fiscal years ending 2002 through 2019.


NOTE 7 - SALE OF TELEMARKETING CENTER:

In July 1996, the Company sold its phone center operations to a telemarketing services provider for approximately $500,000, $250,000 of which was in cash and the remainder of which was in a two-year note secured by the assets of the phone center. There was no gain or loss on the sale.

NOTE 8 - EMPLOYEE BENEFITS AND STOCK OPTIONS:

On March 15, 1991, two now former executives were granted options to acquire up to 450,000 shares of the Company's common stock under a non-qualified stock option plan. The options were granted at fair market value of $6.66 per share. One hundred fifty thousand options were exercisable at the date of grant. These options expire June 1, 2001. In conjunction with the August 1995 renegotiation of the employment contracts with these two executives, certain option terms were amended. Each executive's holdings became 194,000 options exercisable at $6.00 per share, the fair market value at the time of reissuance. At January 30, 1999, 40,500 shares were outstanding under this plan.

One of the executives covered by these option agreements was the Company's chief executive officer who resigned in March 1996. The other executive covered by these option agreements was the Company's president who resigned in October 1996. The employment contracts for these individuals called for severance payments in aggregate of approximately $930,000. A significant portion of each individual's severance represented the cash surrender value of a life insurance policy and the remainder was paid out through December 1997.

The Company adopted the 1991 Employee Stock Option Plan, covering an aggregate of 725,000 shares of the Company's common stock, in October 1991. Options outstanding under this plan have terms ranging from three to ten years (depending on the terms of the individual grant).
In May 1998, certain option holders were given the right to cancel their existing options (many of which were vested) (the "Existing Options") and have new options issued to them at the fair market value on the date of grant of $3.50 per share (the "New Options"). The Existing Options vested 33% per annum. The New Options vest 20% in the first year and 40% per annum thereafter. In December 1998, the Company granted 275,000 options which vest immediately upon the attainment of a closing stock price, as defined in the grant agreements, of $6.50 for thirty consecutive trading days. Other options granted under this plan, representing 47,320 of the 696,160 outstanding options, vest fully one year after grant date. At January 30, 1999, there were no Existing Options outstanding. Options for 11,991 shares were exercisable at January 30, 1999.

In October 1995, the Company adopted the 1995 Non-Employee Directors Option Plan. This Plan provides for the annual issuance, to each non-employee director, of options to purchase 1,500 shares of common stock. In addition, each director is entitled to make an election to receive, in lieu of directors' fees of $12,000 per year, additional options to purchase common stock. The amount of additional options is determined based on an independent valuation such that the fair value of the options issued is equivalent to the fees that the director would be otherwise entitled to receive on an annual basis. Options issued under this plan vest on the anniversary date of their grant and upon termination of Board membership. These options expire three to five years from the date of grant. Options to purchase 153,859 shares of common stock were issued under this plan at exercise prices ranging from $2.50 to $10.26 per share, such exercise price being equal to the closing price of the Company's common stock on the date of grant. No compensation cost was recognized in income in connection with options granted under the Non-Employee Directors Option Plan. At January 30, 1999, 95,515 of the options issued under this plan were exercisable.

In 1993, the Company adopted an employee stock ownership plan (ESOP) and employee stock purchase plan (ESPP) for the benefit of its employees. The ESOP is funded exclusively by discretionary contributions determined by the Board of Directors. The Board of Directors authorized contributions to the ESOP of $70,000 in Fiscal 1996. The Company matches employees' contributions to the ESPP at a rate of 50%. The Company's contributions to the ESPP amounted to $14,000, $24,000, $21,000, $28,000 in Fiscal 1998, Fiscal 1997, the
Transition Period and Fiscal 1996, respectively.

The following table summarizes option activity through January 30, 1999:

                                                 Weighted
                                   Number         Average
                                 of Options    Exercise Price
                                 ----------    --------------

Outstanding at May 31, 1995        521,000    $    6.98
Granted                            153,451         8.54
Canceled                          (120,500)        6.20
Exercised                          (30,250)        6.38
                                 ----------
Outstanding at June 1, 1996        523,701         6.80
Granted                             81,760        10.54
Canceled                            (8,334)        6.84
Exercised                         (107,167)        6.04
                                 ----------
Outstanding at February 1, 1997    489,960         7.40
Granted                             98,295         5.00
Canceled                           (42,250)        8.08
Exercised                         (220,000)        6.00
                                 ----------
Outstanding at January 31, 1998    326,005         7.62
Granted                            785,014         3.03
Canceled                          (220,500)        7.13
                                 ----------
Outstanding at January 30, 1999    890,519         3.72
                                 ==========


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

                                       Year Ended         Thirty-three
                               -------------------------- Weeks Ended     Year Ended
                               January 30,     January 31,  February 1,     June 1,
                                   1999           1998         1997          1996
                                -----------    -----------  -----------   -----------
      Net loss:
        As reported             ($5,680,000)   ($9,241,000) ($5,378,000)  ($3,899,000)

        Pro forma                (6,258,000)    (9,640,000)  (5,839,000)   (4,068,000)
      Basic and diluted loss per share:
        As reported                  ($1.13)        ($2.01)      ($1.34)       ($1.19)
        Pro forma                     (1.24)         (2.10)       (1.46)        (1.25)


These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years. The fair value for these options was estimated at the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions for Fiscal 1998, Fiscal 1997, the Transition Period and Fiscal 1996, respectively: dividend yields of zero percent; expected volatility of 76.91, 79.34, 73.25 and 70.97 percent; risk-free interest rates of 5.17, 6.00, 6.36 and 6.10 percent; and expected life of four years for all periods. The weighted average fair value of options granted during Fiscal 1998, Fiscal 1997, the Transition Period and Fiscal 1996 for which the exercise price equals the market price on the grant date was $1.07, $1.55, $3.10 and $4.78, respectively.

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

The following table summarizes information concerning outstanding and exercisable stock options at January 30, 1999:

Range of exercise prices      $2.50 - $3.75  $3.76 - $5.50  $5.51 - $8.25  $8.26 - $10.26
Number of outstanding options       742,513         44,296         40,500          63,210
Weighted average remaining
 contractual life                 8.9 years      3.3 years      6.3 years       2.0 years
Weighted average exercise price       $3.05          $5.00          $6.00           $9.41
Number of options exercisable             -         44,294         40,500          63,212
Weighted average exercise price of
 options exercisable                      -          $5.00          $6.00           $9.40


NOTE 9 - RELATED PARTY TRANSACTIONS:

KAIM provides certain management services to the Company and charges the Company for such services. Management fees of $100,000, $100,000, $66,667 and $83,333 were paid to KAIM in Fiscal 1998, Fiscal 1997, the Transition Period and Fiscal 1996, respectively.

The Company provided telemarketing services through July 1996, to K.A. Industries, a related party to KAIM. Revenues generated from this service amounted to $40,000 for the Transition Period and $365,000 for Fiscal 1996. Management believes that the terms of this agreement were no less favorable than those that would have been negotiated with an unrelated third party.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

The Company leases real property and equipment under non-cancelable agreements expiring from 1999 through 2007. Certain retail store lease agreements provide for contingent rental payments if the store's net sales exceed stated levels ("percentage rents"). Certain other of the leases contain escalation clauses which provide for increases in base rental for increases in future operating cost and renewal options at fair market rental rates. The Company's minimum rental commitments are as follows:

                Fiscal Year

                   1999                $3,461,000
                   2000                 3,506,000
                   2001                 3,460,000
                   2002                 3,283,000
                   2003                 2,922,000
                Thereafter              5,073,000
                                      -----------
                                      $21,705,000
                                      ===========



Net rental expense under operating leases was $3,233,000, $3,802,000, $1,929,000 and $1,959,000 for Fiscal 1998, Fiscal 1997, the Transition Period and Fiscal 1996, respectively. No percentage rents were incurred in Fiscal 1998 and Fiscal 1997; percentage rents incurred in the Transition Period and Fiscal 1996 amounted to $54,000 and $82,000, respectively. The Company recognizes percentage rent expense when it is probable that it will be incurred.

The Company is not a party to any material legal actions.


NOTE 11 - STORE CLOSINGS:

On December 16, 1997, the Board of Directors of the Company approved management's plan to close seven poor-performing retail stores. The Company wrote off $1.3 million of the net carrying value of capitalized leasehold improvements and fixed assets related to these stores, which is included in other expenses in the statement of operations. The revenues from the stores which closed were $1,904,000, $4,663,000, $3,003,000 and $2,802,000 for Fiscal 1998, Fiscal 1997, the Transition Period and Fiscal 1996, respectively. Operating losses from these stores were $17,000, $435,000, $215,000 and $48,000 for Fiscal 1998,
Fiscal 1997, the Transition Period and Fiscal 1996, respectively. All but one of these stores were closed in Fiscal 1998. The remaining store is currently being closed.

On January 28, 1997, the Board of Directors of the Company approved management's plan to close two poor-performing retail stores. The Company wrote off $425,000 of the net carrying value of capitalized leasehold improvements and fixed assets related to these stores, which is included in other expenses in the statement of operations. The revenues from these stores were $99,000, $802,000, $616,000 and $1,170,000 for Fiscal 1998, Fiscal 1997, the Transition Period and Fiscal 1996, respectively. Operating losses from these stores were $42,000, $167,000, $225,000 and $155,000 for Fiscal 1998, Fiscal 1997,
the Transition Period and Fiscal 1996, respectively. These stores were closed in Fiscal 1998.

NOTE 12 - RECAPITALIZATION AND EXTRAORDINARY GAIN:

In order to enhance the Company's liquidity and improve its capital structure, effective April 13, 1998 the Company completed a private placement of non-interest bearing senior subordinated notes in an aggregate principal amount of $3,850,000, together with detachable warrants to purchase an aggregate of 1,925,000 shares of common stock exercisable at $2.00 per share (the "New Securities"). The New Securities were sold for an aggregate purchase price of $3,850,000 and were purchased principally by affiliates of the Company.

In connection with the sale of the New Securities, the Company entered into an agreement (the "Agreement") with all of the holders of the Company's existing subordinated debt and warrant securities representing an aggregate principal amount of $6,000,000. Pursuant to the Agreement, each holder (of new and old securities) agreed to exchange all of its subordinated debt securities together with any warrants issued in connection therewith, for newly issued preferred stock. The issuance of the shares of preferred stock was subject to the approval of the Company's shareholders, which approval was received on December 15, 1998.

Ten shares of newly issued preferred stock were issued for each $1,000 principal amount of subordinated debt securities exchanged. The total number of shares issued were 30,000, 30,000 and 38,500 for Series A, B and C Preferred Stock, respectively.

Holders of $3,000,000 principal amount of existing subordinated debt securities elected to receive Series A Preferred Stock which has no fixed dividend rights, is not convertible into common stock, is mandatorily redeemable by the Company in May 2002 and does not accrue dividends unless the Company is unable to redeem the Series A Preferred Stock at the required redemption date, at which point dividends would begin to accumulate and accrue at a rate of $15 per share per annum.

Holders of $3,000,000 principal amount of existing subordinated debt securities elected to receive Series B convertible preferred stock which has no fixed dividend rights and is convertible into common stock at a price per share of $3.00.

Holders of the $3,850,000 principal amount of New Securities elected to receive Series C convertible preferred stock which has no fixed dividend rights and is convertible into common stock at a price per share of $2.00.

As the $3.85 million of New Securities were issued in contemplation of the exchange into convertible preferred stock, the accounting for the New Securities is analogous to convertible debt. The New Securities were to be exchanged for Series C preferred stock which were convertible into common stock at a price per share of $2.00. As of the date of issue of the New Securities, the stock was trading at $4.00 a share. Since the conversion feature was in the money at the date of issue of the debt, the portion of the debt proceeds equal to the beneficial conversion feature of $3.85 million was allocated to additional paid-in capital. The resulting debt discount of $3,850,000 was amortized to interest expense over the period from the April issuance date to the date the New Securities were first convertible. The date the New Securities were first convertible was the exchange date when the New Securities were exchanged for convertible preferred stock. No value was assigned to the warrants because the requirement to exchange the warrants, together with the debt, for preferred stock resulted in an assessment that the warrants has no independent value apart from the exchange transaction.

The exchanges of the subordinated debt and warrant securities for the preferred stock were recorded at the date of issuance of the preferred stock. The fair value of each preferred stock series was determined as of the issuance date of the stock. The difference between the fair value of the Series A preferred stock granted of $1,769,000 and the carrying amount of the related subordinated debt security's balance exchanged of $3,000,000 was recognized as a gain on the extinguishment of debt, net of transaction expenses, in the amount of $1,231,000. The difference between the fair value of the Series B preferred stock series granted of $2,812,000 and the carrying amount of the related subordinated debt security's balance plus accrued interest exchanged of $2,828,000 was recognized as a gain on the extinguishment of debt, net of transaction expenses, in the amount of $16,000 with $8,000 of the gain on the exchange of notes held by principal shareholders recorded as a credit to additional paid-in capital. There was no gain or loss recognized on the conversion of the New Securities.

In connection with the above restructuring, effective April 13, 1998, the holders of the Company's $3.0 million subordinated notes and $3.0 million subordinated convertible debentures agreed to waive their right to receive any and all interest payments accrued and owing on or after February 28, 1998. This modification of terms was accounted for prospectively, from the effective date, under Statement of Financial Accounting Standards No. 15, "Accounting of Debtors and Creditors for Troubled Debt Restructurings," as follows.

The carrying amount of the subordinated notes as of April 13, 1998 was not changed as the carrying amount of the debt did not exceed the total future cash payments of $3.0 million specified by the new terms. Interest expense was computed using the interest method to apply a constant effective interest rate to the payable balance between the modification date of April 13, 1998, and the original maturity date of the payable in May 2000.

The total future cash payments specified by the new terms of the convertible debentures of $3.0 million is less than the carrying amount of the liability to the debenture holders of $3,027,000, therefore, the carrying amount was reduced to an amount equal to the total future cash payments specified by the new terms and the Company recognized a gain on restructuring of payables equal to the amount of the reduction as of April 13, 1998. No interest expense was recognized on the payable for any period between the modification date of April 13, 1998 and the date the debentures were exchanged for preferred stock.

Proceeds from the Company's private placement of New Securities in the amount of $3,850,000 were used to pay off the Company's revolving line of credit. Further, the Company's lender amended the existing loan agreement to provide more favorable terms which are consistent with management's financial and operating plans. These plans include the closure of certain unprofitable mall stores and opening of other store locations.

As a result of the above, management believes that it has sufficient liquidity to execute its current plan. However, the Company's ability to fund its operations, open new stores and maintain compliance with its loan agreement is dependent on its ability to generate sufficient cash flow from operations and obtain additional financing as described in Note 3. Historically, the Company has incurred losses and may continue to incur losses in the near term. Depending on the success of its business strategy, the Company may continue to incur losses beyond such period. Losses could negatively affect working capital and the extension of credit by the Company's suppliers and impact the Company's operations.

NOTE 13 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Changes in assets and liabilities which increased (decreased) cash are as follows:

                                              Year Ended              Thirty-three
                                    -------------------------------    Weeks Ended      Year Ended
                                        January 30,    January 31,     February 1,        June 1,
                                            1999           1998            1997            1996
                                         ----------     -----------     ----------       --------
Accounts and other receivables          ($  180,000)    $   733,000    ($  529,000)   ($  126,000)
Merchandise inventories                     805,000       1,062,000     (2,400,000)      (122,000)
Other current assets                        319,000         217,000     (1,109,000)       (95,000)
Other noncurrent assets                     (48,000)         (2,000)       113,000        142,000
Accounts payable and accrued expenses     1,040,000      (3,641,000)     1,975,000      1,030,000
Amounts due to ARC                                                                        (71,000)
Deferred income taxes                                                      207,000       (928,000)
Other liabilities                                                                         (97,000)
Deferred rent                              (176,000)        315,000        786,000        773,000
                                         ----------     -----------     ----------       --------

                                         $1,760,000     ($1,316,000)    ($ 957,000)      $506,000
                                         ==========     ===========     ==========       ========



Cash paid for income taxes was $3,000, $5,000 and $7,000 for Fiscal 1998, Fiscal 1997, and the Transition Period, respectively. Cash paid for interest was $483,000, $954,000, $193,000 and $73,000 for Fiscal
1998, Fiscal 1997, the Transition Period and Fiscal 1996, respectively. Non-cash investing activity consists of a $250,000 note received upon the sale of the phone center operations in the Transition Period.


NOTE 14 - NEW ACCOUNTING PRONOUNCEMENTS:

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 "Reporting on the Costs of Start-up Activities" (SOP 98-5), which requires that the costs of start-up activities and organization costs be expensed as incurred. The impact of the adoption of SOP 98-5 is not expected to be material to the Company's financial position or results of operations. Effective October 1, 1997 and as disclosed in Note 1, the Company began expensing all store pre-opening costs as incurred.

NOTE 15 - COMPARABLE PRIOR PERIOD DATA (Unaudited):

As described in Note 1, the Company changed its fiscal year end effective January 1, 1997, resulting in a thirty-three week transition period ending February 1, 1997. Comparable results of operations for the thirty-three weeks ended February 3, 1996 are as follows:

Net sales:
  Catalog                                              $ 16,573,000
  Retail                                                  9,894,000
Other revenues                                              749,000
                                                        ------------
                                                         27,216,000
Costs of goods sold                                      13,864,000
Other expenses, net                                      14,632,000
                                                        ------------
Loss before income taxes                                 (1,280,000)
Income tax benefit                                          523,000
                                                        ------------

Net loss                                               ($   757,000)
                                                       ============

Basic and diluted loss per share                       $      (0.24)
                                                       ============

Weighted average number of common shares outstanding      3,151,267
                                                       ============


NOTE 16 - SEGMENT INFORMATION:

In the Fiscal 1998 fourth quarter, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information". This statement supersedes Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise", replacing the "industry segment approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance
as the source of the company's reportable segments.   This statement
requires disclosure of certain information by reportable segment, geographic area and major customer. The Company is a specialty merchant of infants' and children's products and operates only in one reportable segment for purposes of this disclosure.



                                                  THE RIGHT START, INC.
                                            SCHEDULE II - VALUATION RESERVES

                                                                         Additional
                                                   Balance at              charged                             Balance at
                                                    beginning              to costs                                end
Classification                                      of period            and expenses        Deductions         of period
--------------                                      ---------            ------------        ----------         ---------

Fiscal year ended January 30, 1999

Allowance for deferred tax asset                     $7,079,000              $649,000                          $7,728,000
Inventory reserve                                       121,000               369,000         $422,000             68,000
Allowance for sales returns                              69,000                                                    69,000
                                                     ----------            ----------         --------         ----------

                                                     $7,269,000            $1,018,000         $422,000         $7,865,000
                                                     ==========            ==========         ========         ==========
Fiscal year ended January 31, 1998

Allowance for deferred tax asset                     $3,280,000            $3,799,000                          $7,079,000
Inventory reserve                                        81,000               425,000         $385,000            121,000
Allowance for sales returns                             103,000                                 34,000             69,000
                                                     ----------            ----------         --------         ----------

                                                     $3,464,000            $4,224,000         $419,000         $7,269,000
                                                     ==========            ==========         ========         ==========


Thirty-three weeks ended February 1, 1997

Allowance for deferred tax asset                       $940,000            $2,340,000                          $3,280,000
Inventory reserve                                        86,000               267,000         $272,000             81,000
Allowance for sales returns                             103,000                                                   103,000
                                                     ----------            ----------         --------         ----------

                                                     $1,129,000            $2,607,000         $272,000         $3,464,000
                                                     ==========            ==========         ========         ==========

Fiscal year ended June 1, 1996

Allowance for deferred tax asset                                             $940,000                            $940,000
Inventory reserve                                                             490,000         $404,000             86,000
Allowance for sales returns                            $103,000                                                   103,000
                                                     ----------            ----------         --------         ----------

                                                       $103,000            $1,430,000         $404,000         $1,129,000
                                                     ==========            ==========         ========         ==========