Form 10-K/A
period 1999-01-30
RIGHT START INC /CA
filed 1999-05-28
CIK 878720

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-K/A

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)
(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required effective October 7, 1996)

                  For the fiscal year ended January 30, 1999

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from _______________ to _________________.

                          Commission file no. 0-19536

                             THE RIGHT START, INC.
                       ---------------------------------
            (Exact name of registrant as specified in its charter)

              California                          95-3971414
              ----------                          ----------
   (State or other jurisdiction of             (I.R.S. Employer
   incorporation or organization)             Identification No.)

5388 Sterling Center Dr., Unit C, Westlake Village, California    91361
--------------------------------------------------------------------------
          (Address of principal executive offices)              (Zip code)

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

  The Company has prepared this Form 10-K/A to provide the information required to be included in Part III hereof.

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

  The Company reaches its catalog customers through mailings of The Right Start catalog to qualified segments of the Company's own customer list and selected rented lists. In order to achieve this efficiently, the customer list is segmented by frequency, recentcy and size of purchase. Rented lists are evaluated based on historical performance in The Right Start mailings and availability of names meeting the Company's customer profile.


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


Recent Developments
-------------------

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

  New entrants to The Right Start's competitive landscape include several e-commerce sites that sell infants' and children's products on -line. These entities are generally newcomers in the infant and children market and the Company believes that such entities for the most part, do not have the brand recognition or relationships necessary to quickly gain marketshare. The Right Start expects that its e-commerce Website, RightStart.com, will be operational during mid-Fiscal 1999. The Company believes RightStart.com will be able to differentiate itself from its competitors by drawing on the Company's extensive knowledge of retail sales of products for infants and children to its target market.

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


                                                                        Bid Price (1)
                                                           ---------------------------------------
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


        Fiscal 1997
        -----------
        First Quarter                                            5.50                 2.13
        Second Quarter                                           3.38                 2.25
        Third Quarter                                            3.50                 2.38
        Fourth Quarter                                           2.69                 1.75

(1) Bid prices have been restated to give effect to the Company's one-for-two reverse stock split which was reflected on Nasdaq at the opening of trading on December 16, 1998.

  The Company has never paid dividends on its common stock and currently does not expect to pay dividends in the future. In addition, the Company's credit agreement contains a number of financial covenants which may, among other things, limit the Company's ability to pay dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operation."


ITEM 6.   SELECTED FINANCIAL DATA - (Dollars in thousands except share data; all
-------   -----------------------
share data has been restated to give effect to the Company's one-for-two reverse stock split which was effective December 15, 1998)



                                                                 33-Week
                                                               Transition
                                          Fiscal Year            Period           Fiscal Year
                                ---------------------------  ------------  ---------------------------
                                    1998           1997                       1996           1995
                                -----------    ------------                ------------   ------------
Earnings Data
   Revenues:
      Net sales                  $   36,611    $   38,521    $   27,211    $   40,368    $   44,573
      Other revenues                                                              877           214
                              ---------------------------------------------------------------------
                                     36,611        38,521        27,211        41,245        44,787

      Net loss                       (5,680)       (9,241)       (5,378)       (3,899)       (2,106)
      Basic and diluted loss          (1.13)        (2.01)        (1.34)        (1.19)        (0.66)
         per share
Share Data
   Weighted average shares
      outstanding                 5,051,820     4,594,086     4,003,095     3,268,407     3,150,000

                                                                 33-Week
                                                               Transition
                                          Fiscal Year            Period           Fiscal Year
                                ---------------------------  ------------  ---------------------------
                                    1998           1997                       1996           1995
                                -----------    ------------                ------------   ------------
Balance Sheet Data
   Current assets                $    8,300    $    8,908    $   11,704    $    8,353    $    9,660
   Total assets                      17,671        18,462        22,982        17,475        14,632
   Current liabilities                6,572         4,796         8,457         4,649         3,690
   Long-term debt                        --         8,734         5,643            --            --
   Shareholders' equity               7,861         3,307         7,172        11,902        10,694

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------     ---------------------------------------------------------------
            RESULTS OF OPERATIONS
            ---------------------


Recapitalization
----------------

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


Fiscal 1998 Compared With Fiscal 1997
-------------------------------------

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


Other Matters
-------------

Year 2000
---------

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

                                            Phase of Planning ("x" indicates phase is complete)
                                  --------------------------------------------------------------------
System                             Awareness   Assessment   Renovation   Validation   Implementation
Credit Card Processing                 x           x            x            x              x
Inventory Maintenance                  x           x            x            x
Accounting and Reporting               x           x            x            x
Point of Sale Transactions             x           x
Non-computerized systems (none         x           x
 are material to the Company's
 operations)

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


New Accounting Requirements
---------------------------

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


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------  ----------------------------------------------------------

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------  -------------------------------------------

  The financial statements and supplementary data of the Company are as set forth in Item 14(a) hereof.


ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------     ---------------------------------------------------------------
            FINANCIAL DISCLOSURE
            --------------------

  The Company has not had any changes in or disagreements with its accountants on the Company's accounting and financial disclosure.



                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------  --------------------------------------------------


                                   DIRECTORS



       Name              Age     Director                      Business Experience
       ----              ---     ---------                     -------------------
                                   Since
                                   -----
Andrew Feshbach          38        1995       Mr. Feshbach is a Vice President of Fortune Financial,
                                              President of Big Dog Sportswear and an Executive Vice
                                              President of Fortune Fashions.  Previously, Mr.
                                              Feshbach was a partner in Maiden Lane, a merchant
                                              bank, and a Vice President in the Mergers and
                                              Acquisitions Group of Bear Stearns & Co. Inc.

Robert R. Hollman        55        1995       Mr. Hollman has been President and Chief Executive
                                              Officer of Topa Management Company since 1971 and
                                              President and Chief Executive Officer of Topa Savings
                                              Bank since 1989.  He has also been a Director and
                                              Officer of Topa Equities, Ltd., the parent company of
                                              Topa Savings Bank, since 1969.

Fred Kayne               61        1995       Mr. Kayne is President and Chairman of Fortune
                                              Financial, where he is responsible for directing all
                                              of its investment activities.  Mr. Kayne is also
                                              President of Fortune Fashions and Chairman of Big Dog
                                              Sportswear.  Mr. Kayne was a partner of Bear, Stearns
                                              & Co. Inc. until its initial public offering in 1985
                                              after which he was a Managing Director and a member of
                                              the Board of Directors until he resigned in 1986.
                                              Fred Kayne and Richard A. Kayne are brothers.

Richard A. Kayne         54        1995       Mr. Kayne currently serves as President and Chief
                                              Executive Officer of Kayne Anderson Investment
                                              Management, Inc., and its broker dealer affiliate,
                                              K.A. Associates, Inc.  Mr. Kayne has been with Kayne
                                              Anderson Investment Management, Inc. since 1985 when
                                              it was founded by Mr. Kayne and John E. Anderson.  He
                                              is also a Director of Foremost Corporation of America
                                              and Glacier Water Services, Inc.  Richard A. Kayne and
                                              Fred Kayne are brothers.

Jerry R. Welch           48        1995       See "Business Experience of Executive Officers" above.

Howard M. Zelikow        65        1995       Mr. Zelikow has been a management and financial
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



  The Directors of the Company serve until their successors are elected and duly qualified at next year's Annual Meeting of Shareholders, which is expected to be held on or about June 2000. During the fiscal year ended January 30, 1999, the Company's Audit Committee consisted of Messrs. Feshbach, Hollman and Zelikow and the Company's Compensation Committee consisted of Messrs. Richard Kayne and Fred Kayne. The Board of Directors does not have a standing Nominating Committee. The Audit Committee reviews and reports to the Board of Directors with respect to various auditing and accounting matters, including the selection of the Company's independent accountants. The Compensation Committee reviews the Company's general compensation strategy and reviews and reports to the Board of Directors with respect to compensation of officers and employee benefit programs.



                               EXECUTIVE OFFICERS


  The executive officers of the Company are as follows:




                                                                                  Executive
              Name                  Age                 Position                Officer Since
              ----                  ---                 --------                -------------

        Jerry R. Welch              48            Chairman of the Board,            1996
                                                   President and Chief
                                                    Executive Officer

        Gina M. Engelhard           35         Chief Financial Officer and          1994
                                                       Secretary

        Ronald J. Blumenthal        53           Senior Vice President              1994


        Gerald E. Mitchell          44     Senior Vice President-Merchandising      1996
                                                     and Marketing

        Marilyn Platfoot            44       Senior Vice President-Retail           1996
                                            Operations and Human Resources

        Richard Pollock             44         Vice President-Logistics             1996



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

  GINA M. ENGELHARD became Chief Financial Officer of the Company in May 1994 and Secretary in August 1995. Ms. Engelhard served as a Senior Manager with Price Waterhouse in Woodland Hills, California from January 1986 until April 1994.

  RONALD J. BLUMENTHAL became Senior Vice President of the Company in September 1996 and served as Vice President-Retail Operations from December 1993 to September 1996. Prior to joining the Company, Mr. Blumenthal served as Vice President of Store Operations for Cost Plus Imports from 1990 until 1993.

  GERALD E. MITCHELL became Senior Vice President-Merchandising and Marketing in May 1999. Prior to that, Mr. Mitchell served as Vice President-Merchandising of the Company from July 1996 to April 1999. Prior to joining the Company, Mr. Mitchell served as Vice President-Merchandising for Discovery Channel Stores. Mr. Mitchell's prior experience includes senior management roles in department store merchandising and product management.

  MARILYN PLATFOOT became Senior Vice President-Retail Operations and Human Resources in May 1999. Prior to that, Ms. Platfoot served as Vice President-Retail Operations of the Company from April 1996 to April 1999. Ms. Platfoot previously served as Western Regional Manager for Brookstone Stores from 1992 to 1996.

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

    Based solely on the Company's review of the copies of such forms it has received, the Company believes that all of its executive officers, directors and greater than 10% beneficial owners complied with all the filing requirements applicable to them with respect to transactions during the fiscal year ended January 30, 1999.


ITEM 11.  EXECUTIVE COMPENSATION
--------  ----------------------


Executive Compensation

  The following table sets forth summary information concerning compensation paid or accrued by the Company for services rendered during the fiscal year ended January 30, 1999, the fiscal year ended January 31, 1998 and the transition period ended February 1, 1997 to the Company's Chief Executive Officer and the other executive officers who received compensation (on an annualized basis) of at least $100,000.


                           Summary Compensation Table





                                             Annual Compensation
                                             -------------------                                             Long Term
                                                                                                             ---------
                                                                                                            Compensation
                                                                                                            ------------
                                    Fiscal                                          Other Annual       Securities Underlying
Name and Principal Position          Year        Salary          Bonus            Compensation (1)           Options (#)
---------------------------         ------      --------       ---------          ----------------           -----------
Jerry R. Welch (2)                  1998        $   -0-        $   -0-                $   -0-                   211,669
Chairman of the Board,              1997            -0-            -0-                    -0-                     7,383
President and Chief              Transition         -0-            -0-                    -0-                     4,609
Executive Officer                  Period

Ronald J. Blumenthal               1998          135,000           -0-                    -0-                    62,500
Senior Vice President              1997          135,000           -0-                    -0-                     7,500
                                Transition        90,865           -0-                    -0-                       -0-
                                  Period

Gerald E. Mitchell                 1998          164,046           -0-                  4,477                    77,500
Vice President - Merchandising     1997          155,000           -0-                  8,048                     7,500
                                Transition        80,481           -0-                  3,875                    37,500
                                  Period



Marilyn Platfoot                   1998          137,615           -0-                     62                    77,500
Vice President Retail              1997          115,000           -0-                    -0-                     7,500
Operations                      Transition        72,981           -0-                    -0-                       -0-
                                  Period

Gina M. Engelhard                  1998          113,292           -0-                    -0-                    60,000
Chief Financial Officer and        1997          105,000           -0-                    -0-                     5,000
Secretary                       Transition        66,635           -0-                    750                       -0-
                                  Period

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

Option Grants in the Fiscal Year Ended January 30, 1999

  The following table provides certain information regarding stock options granted to the Named Executive Officers during the fiscal year ended January 30, 1999.

                                  Individual Grants
                                  -----------------
                         Number of
                       Common Shares            % of Total                                      Potential Realizable Value at
                        Underlying                Options                                        Assumed Annual Rates of
                          Options               Granted to                                      Stock Price Appreciation for
                          Granted                Employees      Exercise or                            Option Term
                          -------                in Fiscal      Base Price     Expiration              -----------
                          (#)(1)                   Year          ($/Share)        Date
                          ------                   ----          ---------        ----
Name                                                                                              5%($)             10%($)
----                                                                                              -----             ------

Jerry R. Welch             10,169                   1.40%          $2.50        12/15/01          4,068             8,847
                            1,500                   0.21            2.50        12/15/08          2,430             6,405
                          200,000                  27.52            2.50        12/15/08        324,000           854,000
Gerald Mitchell            62,500                   8.60            3.50        05/05/08        141,875           373,750
                           15,000                   2.06            2.50        12/15/08         24,300            64,050
Ron Blumenthal             37,500                   5.16            3.50        05/05/08         85,125           224,250
                           25,000                   3.44            2.50        12/15/08         40,500           106,750
Marilyn Platfoot           62,500                   8.60            3.50        05/05/08        141,875           373,750
                           15,000                   2.06            2.50        12/15/08         24,300            64,050
Gina Engelhard             50,000                   6.88            3.50        05/05/08        113,500           299,000
                           10,000                   1.38            2.50        12/15/08         16,200            42,700

___________________

(1) Named Executive Officers receive options pursuant to the Company's stock compensation plans described elsewhere in this Proxy Statement. The material terms of that program related to recipients, grant timing, number of options, option price and duration are determined by the Board of Directors, subject to certain limitations.

Aggregate Option Exercises in the Fiscal Year Ended January 30, 1999 and Option Values at Fiscal Year End

    The following table provides certain information regarding the exercise of stock options held by the Named Executive Officers during the fiscal year ended January 30, 1999 and the number and value of options held as of the end of such fiscal year.



                                                                Number of Securities Underlying    Value of Unexercised
                                                                     Unexercised Options At        In-The-Money Options
                                                                       Fiscal Year End (#)       At Fiscal Year End ($)(1)
                                                                     ----------------------      -------------------------
                        Shares Aquired            Value
Name                    on Exercise (#)       Realized($)(1)     Exercisable     Unexercisable   Exercisable   Unexercisable
-------------------   --------------------   -----------------   -----------     -------------   -----------   -------------

Jerry R. Welch                -0-                  -0-               17,151         211,669          7,383       740,842

Ronald J. Blumenthal          -0-                  -0-                -0-            62,500            -0-       181,250

Gerald E. Mitchell            -0-                  -0-                -0-            77,500            -0-       280,750

Marilyn Platfoot              -0-                  -0-                -0-            77,500            -0-       280,750

Gina M. Engelhard             -0-                  -0-                -0-            60,000            -0-       160,000


_________________________

(1) On January 29, 1999 (the last day the Company's common stock was traded in the fiscal year ended January 30, 1999), the closing sale price of the Company's common stock on the Nasdaq National Market System was $6.00 per share.

Employment Agreements

    No employment agreements are currently in effect between the Company and any of its employees.

Stock Compensation Programs

1991 Employee Stock Option Plan

    The Company adopted the 1991 Plan, as amended, to cover an aggregate of 725,000 shares of the Company's common stock, in October 1991, in order to provide a means of encouraging certain officers and employees of the Company to obtain a proprietary interest in the enterprise and thereby create an additional incentive for such persons to further the Company's growth and development. The information regarding the 1991 Plan provided herein is qualified in its entirety by the full text of such plan, copies of which have been filed with the Securities and Exchange Commission. Options granted vest over periods of up to five years (depending on the terms of the individual grant) commencing on the grant date and expire 10 years thereafter. Options for 696,160 shares were outstanding as of January 30, 1999 under the 1991 Plan, 11,991 of which were exercisable.

1995 Non-Employee Directors Option Plan

    In October 1995, the Company adopted the 1995 Plan, as amended, to cover an aggregate of 175,000 shares of common stock. The information regarding the 1995 Plan provided herein is qualified in its entirety by the full text of such plan, copies of which have been filed with the Securities and Exchange Commission.
The 1995 Plan provides for the annual issuance, to each non-employee director, of options to purchase 1,500 shares of common stock. In addition, each director is entitled to make an election to receive, in lieu of directors' fees, additional options to purchase common stock. The amount of additional options is determined based on an independent valuation such that the value of the options issued is equivalent to the fees that the director would be otherwise entitled to receive. Options issued under this plan vest on the anniversary date of their grant and upon termination of Board membership. 153,859 options were issued under the 1995 Plan, 95,515 of which were exercisable as of January 30, 1999.

Company Employee Stock Purchase Plan

    The Company matches employees' contributions to the Company Employee Stock Purchase Plan at a rate of 50%. The Company's contributions amounted to $14,000, $24,000, $21,000 and $28,000 in Fiscal 1998, Fiscal 1997, the
Transition Period ended February 1, 1997 and Fiscal 1996.

Company Employee Stock Ownership Plan

    The Company Employee Stock Ownership Plan is funded exclusively by discretionary contributions determined by the Board of Directors. No contributions were authorized for Fiscal 1998, Fiscal 1997 or the Transition Period ended February 1, 1997. The Board of Directors authorized contributions of $70,000 to the Company Employee Stock Ownership Plan in Fiscal 1996.

Compensation Committees Interlocks and Insider Participation

    Richard Kayne and Fred Kayne, each directors of the Company, are each members of the Company's Compensation Committee and have participated in transactions requiring disclosure under the section "Certain Relationships and Related Transactions."

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------     --------------------------------------------------------------

  The following table sets forth certain information, as of May 21, 1999, with respect to all those known by the Company to be the beneficial owners of more than 5% of its outstanding common stock, each director who owns shares of common stock, each executive officer named in the Summary Compensation Table (the "Named Executive Officers"), and all directors and executive officers of the Company as a group.


Name and Address of Beneficial                  Amount and Nature of                       Percent of
------------------------------                       Beneficial                            ----------
Owner                                               Ownership(1)                              Class
-----                                               ------------                              -----

Richard A. Kayne (2)                                 $4,362,227                               60.9%
KAIM Non-Traditional, L.P.
1800 Avenue of the Stars
Second Floor
Los Angeles, CA  90067

Cahill, Warnock Strategic Partners                      373,333                                6.9%
 Fund, L.P. (3)
One South Street, Suite 2150
Baltimore, MD 21202

Fred Kayne (4)                                          703,172                               13.2%
Fortune Fashions
6501 Flotilla Street
Commerce, CA  90040

Albert O. Nicholas                                      312,500                                6.2%
Nicholas Co., Inc.
700 North Water Street
Milwaukee, WI  53202

Howard Kaplan                                           305,000                                6.0%
99 Chauncy Street
Boston, MA  02111

Lloyd I. Miller, III (5)                                256,900                                5.1%
4550 Gordon Drive
Naples, Florida  34102

Citigroup Inc. (6)                                      316,600                                6.2%
153 East 53rd Street
New York, NY 10043

Gerald E. Mitchell (7)                                   42,143                                  *
5388 Sterling Center Drive, Unit C
Westlake Village, CA 91361

Gina M. Engelhard (8)                                    20,716                                  *
5388 Sterling Center Drive, Unit C
Westlake Village, CA 91361

Marilyn Platfoot (9)                                     27,606                                  *
5388 Sterling Center Drive, Unit C
Westlake Village, CA 91361


Andrew Feshbach (10)                                     17,151                                  *
Big Dog Sportswear
121 Gray Avenue, Suite 300
Santa Barbara, CA  93101

Robert R. Hollman (10)                                    9,768                                  *
Topa Management
1800 Avenue of the Stars
Suite 1400
Los Angeles, CA  90067

Jerry R. Welch (10)(11)                                 217,151                                4.1%
Kayne Anderson Investment
Management, Inc.
1800 Avenue of the Stars
Second Floor
Los Angeles, CA  90067

Howard M. Zelikow (10)(11)                               17,151                                  *
Kayne Anderson Investment
Management,  Inc.
1800 Avenue of the Stars
Second Floor
Los Angeles, CA  90067

Ronald J. Blumenthal (12)                                33,296                                  *
5388 Sterling Center Drive, Unit C
Westlake Village, CA  91361

All executive officers and directors                  5,474,030                               69.9%
as a group (eleven persons) (13)

_________________________

       *  Less than one percent.

     (1) Except as otherwise noted below, the persons named in the table have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable.

     (2) The 4,362,227 shares include (i) 87,367 shares held directly by Mr. Kayne (including 17,151 shares which may be acquired within 60 days upon exercise of options) and (ii) 4,274,860 shares held by managed accounts of KAIM Non-Traditional, L.P. ("KAIM, LP"), a registered investment adviser (including 399,999 shares which may be acquired upon conversion of the Series B Preferred Stock and 1,691,650 shares which may be acquired upon conversion of the Series C Preferred Stock). Mr. Kayne has sole voting and dispositive power over the shares he holds directly. He has shared voting and dispositive power along with Kayne Anderson Investment Management, Inc. ("KAIM, Inc."), the general partner of KAIM, LP, over the remaining shares. (Mr. Kayne is the President, Chief Executive Officer and a Director or KAIM, Inc., and the principal stockholder of its parent company.) The shares held by managed accounts of KAIM, LP include the following shares held by investment funds for which KAIM, LP serves as general partner or manager: 1,256,051 shares held by Kayne Anderson Non-Traditional

          Investments, L.P. (including 50,000 shares which may be acquired upon conversion of the Series B Preferred Stock and 465,200 shares which may be acquired upon conversion of the Series C Preferred Stock); 1,056,025 shares held by ARBCO Associates, L.P. (including 50,000 shares which may be acquired upon conversion of the Series B Preferred Stock and 465,200 shares which may be acquired upon conversion of the Series C Preferred Stock); 1,117,612 shares held by Offense Group Associates, L.P. (including 133,333 shares which may be acquired upon conversion of the Series B Preferred Stock and 465,200 shares which may be acquired upon conversion of the Series C Preferred Stock); 478,822 shares held by Opportunity Associates, L.P. (including 91,666 shares which may be acquired upon conversion of the Series B Preferred Stock and 211,450 shares which may be acquired upon conversion of the Series C Preferred Stock); and 197,100 shares held by Kayne Anderson Offshore Limited (including 75,000 shares which may be acquired upon conversion of the Series B Preferred Stock and 84,600 shares which may be acquired upon conversion of the Series C Preferred Stock). KAIM disclaims beneficial ownership of the shares reported, except those shares attributable to it by virtue of its general partner interests in the limited partnerships holding such shares. Mr. Kayne disclaims beneficial ownership of the shares reported, except those shares held by him directly or attributable to him by virtue of his limited and general partner interests in such limited partnerships and by virtue of his indirect interest in the interest of KAIM in such limited partnerships. The foregoing is based on information provided by Mr. Kayne and KAIM, L.P. to the Company as of May 21, 1999.

     (3) David L. Warnock and Edward L. Cahill are each managing members of Cahill, Warnock & Company, LLC ("CW") and general partners of Cahill, Warnock Strategic Partners, L.P. ("CWSP"). CWSP and CW are the general partners, respectively, of Cahill, Warnock Strategic Partners Fund, L.P. ("SPF") and Strategic Associates, L.P. ("SA"). SPF owns 9,475 shares of Series B Preferred Stock currently convertible into 315,833 shares of common stock. SA owns 525 shares of Series B Preferred Stock currently convertible into 17,500 shares of common stock. Each of Messrs. Warnock and Cahill, CW, CWSP, SPF and SA may be deemed to beneficially own 373,333 shares of common stock. Messrs. Warnock and Cahill, CW and CWSP disclaim beneficial ownership with respect to the shares held by SPF and SA. SPF disclaims beneficial ownership with respect to the shares underlying the Series B Preferred Stock held by SA. SA disclaims beneficial ownership with respect to the shares underlying the Series B Preferred Stock held by SPF. The shares reported above and in the table exclude 4,608 currently exercisable options to purchase common stock held by Mr. Warnock.

     (4) Of the 703,172 shares beneficially owned, 427,688 shares are held directly by Mr. Kayne, 83,333 shares may be acquired upon conversion of Series B Preferred Stock, 175,000 shares may be acquired upon conversion of Series C Preferred Stock and 17,151 are underlying currently exercisable options to purchase common stock.

     (5) According to a Schedule 13G filed on February 1, 1999, Mr. Miller shares dispositive and voting power on 139,250 shares of the reported securities as an adviser to the trustee of certain family trusts and Mr. Miller has sole voting and dispositive power on 117,650 of the reported securities owned by him personally and/or as the manager of a limited liability company that is the general partner of a limited partnership.

     (6) Includes 250,000 shares of common shares held directly by Primerica Life Insurance Company and 66,600 shares of common stock which may be acquired upon conversion of the Series B Preferred Stock.

     (7) Includes 4,500 shares, currently exercisable options to purchase 27,500 shares of common stock and 10,102 and 42 shares held by the Company's Employee Stock Purchase Plan and Employee

          Stock Ownership Plan, respectively for the benefit of Mr. Mitchell.

     (8) Includes 145 shares, currently exercisable options to purchase 20,000 shares of common stock and 571 shares held by the Company's Employee Stock Ownership Plan for the benefit of Ms. Engelhard.

     (9) Includes currently exercisable options to purchase 27,500 shares of common stock and 75 and 31 shares held by the Company's Employee Stock Purchase Plan and Employee Stock Ownership Plan, respectively, for the benefit of Ms. Platfoot.

     (10) All shares consist of currently exercisable options to purchase common stock.

     (11) Messrs. Welch and Zelikow are Managing Directors of Kayne Anderson Investment Management, Inc.; however, they disclaim beneficial ownership with respect to shares held by KAIM or any of its affiliates.

     (12) Includes currently exercisable stock options to purchase 32,500 shares of common stock and 796 shares held by the Company's Employee Stock Ownership Plan for the benefit of Mr. Blumenthal.

     (13) Includes options and common stock beneficially owned by executive officers and directors, including 23,649 with respect to Mr. Pollock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------  ----------------------------------------------

                           CERTAIN RELATIONSHIPS AND
                              RELATED TRANSACTIONS

    During the fiscal year ended January 30, 1999, Kayne Anderson Investment Management, Inc. provided management, consulting and advisory services to the Company for which it received a fee of $100,000.

  In April 1998, each of the holders, including SPF ($3,790,000), SA ($210,000), Fred Kayne ($250,000), KAIM ($1,200,000) and Citigroup Inc. ($200,000), (a) of
the Company's Convertible Debentures dated October 11, 1996, as amended on May 30, 1997, in the aggregate principal amount of $3,000,000 (the "1996 Debentures") and (b) of the Company's 11.5% Senior Subordinated Notes due May 6, 2000 in the aggregate principal amount of $3,000,000 (the "'1997 Notes") and warrants to purchase 237,500 shares of the Company's common stock issued in connection with the 1997 Notes (the "1997 Warrants" and together with the 1997 Notes, the "1997 Securities") entered into a Letter Agreement dated April 6, 1998, as amended on April 13, 1998 and July 7, 1998 (collectively, the "Amended Letter Agreement") setting forth a plan of recapitalization (the "Recapitalization").

  The Recapitalization consisted of the following: (a) the issuance of $3,850,000 aggregate principal amount of the Company's non-interest bearing Senior Subordinated Notes due May 6, 2000 (the "New Notes") and detachable warrants to purchase 1,925,000 shares of the Company's common stock (the "New Warrants", and together with the New Notes, the "1998 New Securities") to, among others, Fred Kayne ($350,000) and KAIM ($3,383,333), (b) a waiver by the holders of all of their rights to interest payments accrued and owing on the 1996 Debentures and the 1997 Notes on or after February 28, 1998, (c) an agreement by the holders to exchange the 1996 Debentures and the 1997 Securities for either Series A Mandatorily Redeemable Preferred Stock or Series B Convertible Preferred Stock and (d) an agreement by the holders to exchange the 1998 New Securities for Series C Convertible Preferred Stock simultaneous with the exchange of the 1996 Debentures and the 1997 Securities for Series A Mandatorily Redeemable Preferred Stock and/or Series B Convertible Preferred

Stock.

     On December 28, 1998, as part of the Recapitalization, (a) each of the holders of the 1996 Debentures and the 1997 Securities exchanged such securities for Series A Mandatorily Redeemable Preferred Stock and Series B Convertible Preferred Stock, as detailed below for certain affiliates of the Company:



                         Aggregate principal amount of      Series A Mandatorily
                         1996 Debentures and                Redeemable               Series B Convertible
                         1997 Securities                    Preferred Stock          Preferred Stock
                         --------------------------         -------------------      --------------------

           SPF                          $3,790,000                  28,425 shares          9,475 shares
           SA                              210,000                  1,575                    525
           Fred Kayne                      250,000                      0                  2,500
           KAIM                          1,200,000                      0                 12,000
           Citigroup                       200,000                      0                  2,000

and (b) each of the holders of the 1998 Securities exchanged such securities for Series C Convertible Preferred Stock, as detailed below for certain affiliates of the Company:

                        Aggregate principal amount of                 Series C Convertible
                        1996 Debentures and 1997 Securities           Preferred Stock
                        -----------------------------------           ---------------

          Fred Kayne              $   250,000                             2,500 shares
          KAIM                      1,200,000                             12,000

                                    PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K
--------     ----------------------------------------------------------------

(a)  The following documents are filed as part of this report.

         (1)    Financial Statements:                                                         Page
                                                                                              ----

         Report of Independent Accountants                                                    F - 1

         Balance Sheet  January 30, 1999 and January 31, 1998                                 F - 2

         Statement of Operations  Periods Ended January 30, 1999,                             F - 3
          January 31, 1998, February 1, 1997 and June 1, 1996

         Statement of Changes in Shareholders' Equity  Periods Ended January 30,              F - 4
          1999, January 31, 1998, February 1, 1997 and June 1, 1996

         Statement of Cash Flows  Periods Ended January 30, 1999, January 31, 1998,           F - 5
          February 1, 1997 and June 1, 1996

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

27.1             Financial Data Schedule (13)

__________________________

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

(12) Previously filed as an Exhibit to the Company's 8-K dated May 6, 1997.

(13) Previously filed as an Exhibit to the Company's 10-K for the fiscal year ended January 30, 1999 as filed on April 30, 1999.

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

                                        THE RIGHT START, INC.
                                        (Registrant)


Dated: May 27, 1999                     /s/ Gina M. Engelhard
                                        ---------------------------------
                                            Gina M. Engelhard

                                        Chief Financial Officer and

                                                Secretary

                             THE RIGHT START, INC.

                        REPORT AND FINANCIAL STATEMENTS

                     JANUARY 30, 1999 AND JANUARY 31, 1998

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and
Shareholders of The Right Start, Inc.

In our opinion, the financial statements listed in the index appearing under
Item 14(a) (1) and (2) on page 26 present fairly, in all material respects, the financial position of The Right Start, Inc. at January 30, 1999 and January 31, 1998, and the results of its operations and its cash flows for the years ended January 30, 1999 and January 31, 1998, the thirty-three weeks ended February 1, 1997 and the year ended June 1, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ PricewaterhouseCoopers LLP
Los Angeles, California
March 12, 1999, except as to
 Note 3, which is as of April 29, 1999

                             THE RIGHT START, INC.

                                 BALANCE SHEET
                                 -------------

                                                                                     January 30,    January 31,
                                                                                        1999           1998
                                                                                        ----           ----
                                     ASSETS
                                     ------
Current assets:
 Cash                                                                              $   626,000     $   240,000
 Accounts and other receivables                                                        585,000         405,000
 Merchandise inventories                                                             5,797,000       6,602,000
 Prepaid catalog costs                                                                 363,000         297,000
 Other current assets                                                                  929,000       1,364,000
                                                                                   -----------     -----------
   Total current assets                                                              8,300,000       8,908,000

Noncurrent assets:
 Property, plant and equipment, net                                                  7,884,000       8,115,000
 Deferred income taxes                                                               1,400,000       1,400,000
 Other noncurrent assets                                                                87,000          39,000
                                                                                   -----------     -----------

                                                                                   $17,671,000     $18,462,000
                                                                                   ===========     ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
 Accounts payable and accrued expenses                                             $ 3,822,000     $ 2,782,000
 Revolving line of credit                                                                            2,014,000
                                                                                   -----------     -----------
 Term note payable                                                                   2,750,000
                                                                                   -----------     -----------
   Total current liabilities                                                         6,572,000       4,796,000

Term note payable                                                                                    3,000,000
Deferred rent                                                                        1,449,000       1,625,000
Senior subordinated notes, net of  unamortized discount of $266,000                                  2,734,000
Subordinated convertible debentures                                                                  3,000,000

Commitments and contingencies

Mandatorily redeemable preferred stock Series A, $3,000,000 redemption value         1,789,000
Shareholders' equity:
 Convertible preferred stock Series B                                                2,813,000
 Convertible preferred stock Series C                                                3,850,000
 Common stock (25,000,000 shares authorized at no par value;
   5,051,820 shares issued and outstanding)                                         22,337,000      22,337,000
 Additional paid-in capital                                                          3,571,000
 Accumulated deficit                                                               (24,710,000)    (19,030,000)
                                                                                  ------------    ------------
     Total shareholders' equity                                                      7,861,000       3,307,000
                                                                                  ------------    ------------
                                                                                  $ 17,671,000    $ 18,462,000
                                                                                  ============    ============

                See accompanying notes to financial statements.

                             THE RIGHT START, INC.

                            STATEMENT OF OPERATIONS
                            -----------------------


                                                                 Year Ended            Thirty-three
                                                         --------------------------    Weeks Ended      Year Ended
                                                         January 30,    January 31,    February 1,        June 1,
                                                            1999           1998            1997           1996
                                                         -----------    -----------     -----------    -----------

Net sales:
 Retail                                                  $31,875,000    $31,107,000     $19,576,000    $17,075,000
 Catalog                                                   4,736,000      7,414,000       7,635,000     23,293,000
Other revenues                                                                                             877,000
                                                         -----------    -----------     -----------    -----------
                                                          36,611,000     38,521,000      27,211,000     41,245,000
                                                         -----------    -----------     -----------    -----------

Costs and expenses:
 Cost of goods sold                                       18,576,000     19,244,000      14,417,000     21,605,000
 Operating expense                                        15,371,000     19,212,000      12,608,000     18,282,000
 General and administrative expense                        3,459,000      3,912,000       2,941,000      4,341,000
 Pre-opening costs                                           209,000        711,000         528,000        418,000
 Depreciation and amortization expense                     1,488,000      1,608,000         833,000        938,000
 Other (income) expense                                     (113,000)     1,905,000         851,000        450,000
                                                         -----------    -----------     -----------    -----------
                                                          38,990,000     46,592,000      32,178,000     46,034,000
                                                         -----------    -----------     -----------    -----------

Operating loss                                            (2,379,000)    (8,071,000)     (4,967,000)    (4,789,000)
Non-cash beneficial conversion feature amortization        3,850,000
Interest expense                                             640,000      1,143,000         204,000         37,000
                                                         -----------    -----------     -----------    -----------

Loss before income taxes and extraordinary item           (6,869,000)    (9,214,000)     (5,171,000)    (4,826,000)
Income tax provision (benefit)                                22,000         27,000         207,000       (927,000)
                                                         -----------    -----------     -----------    -----------
Loss before extraordinary item                            (6,891,000)    (9,241,000)     (5,378,000)    (3,899,000)
Extraordinary gain on debt restructuring                   1,211,000
                                                         -----------    -----------     -----------    -----------

Net loss                                                 $(5,680,000)   $(9,241,000)    $(5,378,000)   $(3,899,000)
                                                         ===========    ===========     ===========    ===========

Basic and diluted loss per share:
 Loss before extraordinary item                               $(1.37)        $(2.01)         $(1.34)        $(1.19)
 Extraordinary item                                             0.24
                                                         -----------    -----------     -----------    -----------

 Net loss                                                     $(1.13)        $(2.01)         $(1.34)        $(1.19)
                                                         ===========    ===========     ===========    ===========

Weighted average number of common
 shares outstanding                                        5,051,820      4,594,086       4,003,095      3,268,407
                                                         ===========    ===========     ===========    ===========

                See accompanying notes to financial statements.

                             THE RIGHT START, INC.

                 STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                 --------------------------------------------


                                                             Common Stock        Additional
                                                          ------------------       Paid-in        Accumulated
                                                          Shares      Amount       Capital          Deficit
                                                          ------      ------     ----------         -------
Balance at May 31, 1995                                 3,150,000   $11,206,000                    ($512,000)
Issuance of shares pursuant to a rights offering          789,403     4,906,000
Issuance of shares pursuant to the exercise
 of stock options                                          30,250       201,000
Net loss                                                                                          (3,899,000)
                                                       -----------  -----------                 ------------

Balance at June 1, 1996                                 3,969,653    16,313,000                   (4,411,000)
Issuance of shares pursuant to the exercise
 of stock options                                         107,167       648,000
Net loss                                                                                          (5,378,000)
                                                       -----------  -----------                 ------------

Balance at February 1, 1997                             4,076,820    16,961,000                   (9,789,000)
Issuance of shares pursuant to the exercise
 of stock options                                         220,000     1,320,000
Issuance of shares pursuant to a private placement        755,000     3,705,000
Issuance of common stock warrants in conjunction
 with sale of senior subordinated notes                                 351,000
Net loss                                                                                          (9,241,000)
                                                       -----------  -----------                 ------------

Balance at January 31, 1998                             5,051,820    22,337,000                  (19,030,000)
Issuance of subordinated debt in conjunction
 with recapitalization, net (Note 12)                                             $3,590,000
Accretion of mandatorily redeemable
 preferred stock Series A                                                            (19,000)
Net loss                                                                                          (5,680,000)
                                                       -----------  -----------  -----------    ------------

Balance at January 30, 1999                             5,051,820   $22,337,000   $3,571,000    ($24,710,000)
                                                       ===========  ===========  ===========    ============


                See accompanying notes to financial statements.

                             THE RIGHT START, INC.

                            STATEMENT OF CASH FLOWS
                            -----------------------





                                                                Year Ended             Thirty-three
                                                        ---------------------------     Weeks Ended     Year Ended
                                                         January 30,    January 31,     February 1,       June 1,
                                                            1999           1998            1997            1996
                                                        -----------    -----------    ------------    ------------
Cash flows from operating activities:
 Net loss                                              ($ 5,680,000)    ($9,241,000)    ($5,378,000)    ($3,899,000)
 Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
   Depreciation and amortization                          1,538,000       2,319,000       1,361,000       1,356,000
   Non-cash beneficial conversion feature
    amortization                                          3,850,000
   Amortization of discount on senior
    subordinated notes                                       44,000          85,000
   Loss on store closings                                    39,000       1,580,000
   Extraordinary gain                                    (1,211,000)
   Change in assets and liabilities affecting
    operations                                            1,760,000     (1,316,000)       (957,000)        506,000
                                                        -----------    -----------    ------------    ------------

     Net cash provided by (used in)
      operating activities                                  340,000     (6,573,000)     (4,974,000)     (2,037,000)
                                                        -----------    -----------    ------------    ------------

Cash flows from investing activities:
 Additions to property, plant and equipment              (1,296,000)    (2,063,000)     (3,607,000)     (4,165,000)
 Proceeds from sale of telemarketing center                                                298,000
                                                        -----------    -----------    ------------    ------------
     Net cash used in investing activities               (1,296,000)    (2,063,000)     (3,309,000)     (4,165,000)
                                                        -----------    -----------    ------------    ------------

Cash flows from financing activities:
 Net proceeds from (payments on) revolving
  line of credit                                         (2,014,000)       181,000       1,833,000
 Proceeds from (payments on) note payable                  (250,000)       357,000       2,643,000
 Proceeds from sale of convertible subordinated
  debentures                                                                             3,000,000
 Proceeds from private placement of common
  stock                                                                  3,705,000
 Proceeds from common stock issued upon exercise
  of stock options                                                       1,320,000         648,000         201,000
 Proceeds from common stock issued pursuant to a
  rights offering                                                                                        4,906,000
 Proceeds from sale of senior  subordinated notes,
  net                                                     3,606,000      3,000,000
                                                        -----------    -----------    ------------    ------------
     Net cash provided by financing activities            1,342,000      8,563,000       8,124,000       5,107,000
                                                        -----------    -----------    ------------    ------------

Net increase (decrease) in cash                             386,000        (73,000)       (159,000)     (1,095,000)
Cash at beginning of period                                 240,000        313,000         472,000       1,567,000
                                                        -----------    -----------    ------------    ------------

Cash at end of period                                   $   626,000    $   240,000    $    313,000    $    472,000
                                                        ===========    ===========    ============    ============


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

Long-lived Assets
-----------------

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

------

                                                 Year Ended            Thirty-three
                                         -------------------------     Weeks Ended   Year Ended
                                         January 30,    January 31,    February 1,     June 1,
                                            1999          1998            1997          1996
                                        -----------    -----------    ------------   ----------
  Loss before extraordinary item          $6,891,000    $9,241,000     $5,378,000   $3,899,000
  Plus:  Preferred stock accretion            19,000
                                         -----------   -----------   ------------   ----------

  Basic and diluted loss before
    extraordinary item applicable to
    common shareholders                   $6,910,000    $9,241,000     $5,378,000   $3,899,000
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

Comprehensive Income
--------------------

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

NOTE 2 - PROPERTY, PLANT AND EQUIPMENT, NET:
-------------------------------------------

                                                  January 30,  January 31,
                                                     1999         1998
                                                     ----         ----
Property, plant and equipment, at cost:
     Machinery, furniture and equipment         $ 4,015,000    $ 3,669,000
     Leaseholds and leasehold improvements        7,511,000      6,683,000
     Computer software                              840,000        821,000
                                                -----------    -----------

                                                 12,366,000     11,173,000

Accumulated depreciation and amortization        (4,482,000)    (3,058,000)
                                                -----------    -----------

                                                $ 7,884,000    $ 8,115,000
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

------

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


NOTE 4 - MANDATORILY REDEEMABLE PREFERRED STOCK:
-----------------------------------------------

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


NOTE 5 - SHAREHOLDERS' EQUITY:
-----------------------------

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

------

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


NOTE 6 - INCOME TAXES:
---------------------

The provision (benefit) for income taxes is comprised of the following:


                                                      Year Ended             Thirty-three
                                             ------------------------------   Weeks Ended     Year Ended
                                               January 30,      January 31,   February 1,       June 1,
                                                  1999            1998           1997            1996
                                             -------------    -------------   ------------   -------------
       Current provision:
          Federal                                                                            $    1,000
          State                              $      22,000    $    27,000

       Deferred provision (benefit):
       Federal                                                                                 (928,000)
       State
       Adjustment to valuation allowance                                      $   207,000
                                             -------------   -------------    -------------   ------------
                                             $     22,000    $      27,000    $   207,000    ($ 927,000)
                                             =============   ==============   =============   ============



The Company's effective income tax rate differed from the federal statutory rate as follows:


                                                      Year Ended             Thirty-three
                                             ------------------------------   Weeks Ended     Year Ended
                                               January 30,      January 31,   February 1,       June 1,
                                                  1999            1998           1997            1996
                                             -------------    -------------   ------------   -------------
       Federal statutory rate                    34%               34%             34%            34%
       State income taxes, net of federal
           benefit                                                  3               1              3
       Stock options                                                                4
       Valuation allowance                      (11)              (39)            (45)           (19)
       Debt discount amortization               (23)
       Other                                                        2               2              1
                                             -------------    -------------   ------------   -------------
        Effective tax rate                         0%                0%             (4)%           19%
                                             =============    =============   ============   =============

------

Deferred tax liabilities (assets) are comprised of the following:

                                                January 30,      January 31,
                                                  1999              1998
                                               -------------    -------------
Depreciation and amortization                  $    87,000      $    200,000
Pre-opening costs                                                     21,000
Other                                               27,000            64,000
                                               -------------    -------------
   Deferred tax liabilities                        114,000           285,000
                                               -------------    -------------

Net operating loss carryforwards                (7,672,000)       (6,799,000)
Deferred rent                                     (604,000)         (839,000)
Writedown of fixed assets                                           (633,000)
Other reserves                                    (868,000)         (396,000)
Other tax carryforwards                            (69,000)          (68,000)
Sales returns                                      (29,000)          (29,000)
                                               -------------    -------------
       Deferred tax assets                      (9,242,000)       (8,764,000)
                                               -------------    -------------
Valuation allowance                              7,728,000         7,079,000
                                               -------------    -------------
       Net deferred tax asset                 ($ 1,400,000)     ( $1,400,000)
                                               =============    =============

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


NOTE 7 - SALE OF TELEMARKETING CENTER:
--------------------------------------

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

------

The following table summarizes option activity through January 30, 1999:

                                                                         Weighted
                                                        Number            Average
                                                        of Options      Exercise Price
                                                       ------------     ---------------
              Outstanding at May 31, 1995                  521,000          $ 6.98
              Granted                                      153,451            8.54
              Canceled                                    (120,500)           6.20
              Exercised                                    (30,250)           6.38
                                                       -------------
              Outstanding at June 1, 1996                  523,701            6.80
              Granted                                       81,760           10.54
              Canceled                                      (8,334)           6.84
              Exercised                                   (107,167)           6.04
                                                        ------------
              Outstanding at February 1, 1997              489,960            7.40
              Granted                                       98,295            5.00
              Canceled                                     (42,250)           8.08
              Exercised                                   (220,000)           6.00
                                                        ------------
              Outstanding at January 31, 1998              326,005            7.62
              Granted                                      785,014            3.03
              Canceled                                    (220,500)           7.13
                                                        ------------
              Outstanding at January 30, 1999              890,519            3.72
                                                        ============

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


                                                      Year Ended             Thirty-three
                                             ------------------------------   Weeks Ended     Year Ended
                                               January 30,      January 31,   February 1,       June 1,
                                                  1999            1998           1997            1996
                                             -------------    -------------   ------------   -------------
       Net loss:
            As reported                           ($ 5,680,000)   ($9,241,000)   ($5,378,000)   ($3,899,000)
            Pro forma                               (6,258,000)    (9,640,000)    (5,839,000)    (4,068,000)
       Basic and diluted loss per share:
             As reported                                ($1.13)        ($2.01)        ($1.34)        ($1.19)
             Pro forma                                   (1.24)         (2.10)         (1.46)         (1.25)

------

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

The following table summarizes information concerning outstanding and exercisable stock options at January 30, 1999:

  Range of exercise prices                $2.50 - $3.75   $3.76 - $5.50   $5.51 - $8.25   $8.26 - $10.26
  Number of outstanding options                 742,513          44,296          40,500           63,210
  Weighted average remaining
    contractual life                          8.9 years       3.3 years       6.3 years        2.0 years
  Weighted average exercise price         $        3.05   $        5.00   $        6.00   $         9.41
  Number of options exercisable                       -          44,294          40,500           63,212
  Weighted average exercise price of
    options exercisable                               -   $        5.00   $        6.00   $         9.40


NOTE 9 -  RELATED PARTY TRANSACTIONS:
------------------------------------

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

NOTE 10 -  COMMITMENTS AND CONTINGENCIES:
----------------------------------------

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


           Fiscal Year
           -----------
              1999                           $   3,461,000
              2000                               3,506,000
              2001                               3,460,000
              2002                               3,283,000
              2003                               2,922,000
           Thereafter                            5,073,000
                                             -------------
                                             $  21,705,000
                                             =============


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


NOTE 11 -  STORE CLOSINGS:
-------------------------

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

NOTE 12 - RECAPITALIZATION AND EXTRAORDINARY GAIN:
--------------------------------------------------

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

-------

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

NOTE 13 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
----------------------------------------------------------

Changes in assets and liabilities which increased (decreased) cash are as follows:


                                                                                       Thirty-three
                                                                 Year Ended             Weeks Ended     Year Ended
                                                      ------------------------------
                                                         January 30,      January 31,   February 1,       June 1,
                                                            1999            1998           1997            1996
                                                       -------------    -------------   ------------   -------------
Accounts and other receivables                         ($   180,000)    $   733,000    ($    529,000)      ($126,000)
Merchandise inventories                                     805,000       1,062,000       (2,400,000)       (122,000)
Other current assets                                        319,000         217,000       (1,109,000)        (95,000)
Other noncurrent assets                                     (48,000)         (2,000)         113,000         142,000
Accounts payable and accrued expenses                     1,040,000      (3,641,000)       1,975,000       1,030,000
Amounts due to ARC                                                                                           (71,000)
Deferred income taxes                                                                        207,000        (928,000)
Other liabilities                                                                                            (97,000)
Deferred rent                                              (176,000)        315,000          786,000         773,000
                                                        -------------    -------------   ------------   -------------
                                                        $   1,760,000    ( $1,316,000)   ($  957,000)    $    506,000
                                                        =============    =============   ============   =============

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


NOTE - 14  NEW ACCOUNTING PRONOUNCEMENTS:
-----------------------------------------

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

NOTE 15 - COMPARABLE PRIOR PERIOD DATA (Unaudited):
--------------------------------------------------

As described in Note 1, the Company changed its fiscal year end effective January 1, 1997, resulting in a thirty-three week transition period ending February 1, 1997. Comparable results of operations for the thirty-three weeks ended February 3, 1996 are as follows:


      Net sales:
         Catalog                                                $16,573,000
         Retail                                                   9,894,000
       Other revenues                                               749,000
                                                                -----------
                                                                 27,216,000
       Costs of goods sold                                       13,864,000
       Other expenses, net                                       14,632,000
                                                                -----------
       Loss before income taxes                                  (1,280,000)
       Income tax benefit                                           523,000
                                                                -----------

       Net loss                                                 $  (757,000)
                                                                ===========
       Basic and diluted loss per share                         $     (0.24)

       Weighted average number of common shares outstanding       3,151,267
                                                                ===========


NOTE 16 - SEGMENT INFORMATION:
-----------------------------

In the Fiscal 1998 fourth quarter, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information". This statement supersedes Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise", replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as
the source of the company's reportable segments.   This statement requires
disclosure of certain information by reportable segment, geographic area and major customer. The Company is a specialty merchant of infants' and children's products and operates only in one reportable segment for purposes of this disclosure.

                             THE RIGHT START, INC.

                        SCHEDULE II  VALUATION RESERVES

                                                                       Additional
                                                Balance at              charged                              Balance at
                                                beginning              to costs                                  end
Classification                                  of period            and expenses        Deductions          of period
------------------------------------------     ---------------     ----------------     ---------------     ----------------

Fiscal year ended January 30, 1999
----------------------------------
Allowance for deferred tax asset                    $7,079,000           $  649,000                               $7,728,000
Inventory reserve                                      121,000              369,000            $422,000               68,000
Allowance for sales returns                             69,000                                                        69,000
                                               ---------------     ----------------     ---------------     ----------------
                                                    $7,269,000           $1,018,000            $422,000           $7,865,000
                                               ===============     ================     ===============     ================

Fiscal year ended January 31, 1998
----------------------------------
Allowance for deferred tax asset                    $3,280,000           $3,799,000                               $7,079,000
Inventory reserve                                       81,000              425,000            $385,000              121,000
Allowance for sales returns                            103,000                                   34,000               69,000
                                                --------------     ----------------     ---------------     ----------------

                                                    $3,464,000           $4,224,000            $419,000           $7,269,000
                                                ===============     ================     ===============     ================

Thirty-three weeks ended February 1, 1997
------------------------------------------
Allowance for deferred tax asset                    $  940,000           $2,340,000                               $3,280,000
Inventory reserve                                       86,000              267,000            $272,000               81,000
Allowance for sales returns                            103,000                                                       103,000
                                                ---------------     ----------------     ---------------     ----------------
                                                    $1,129,000           $2,607,000            $272,000           $3,464,000
                                                ===============     ================     ===============     ================
Fiscal year ended June 1, 1996
------------------------------------------
Allowance for deferred tax asset                                         $  940,000                               $  940,000
Inventory reserve                                                           490,000            $404,000               86,000
Allowance for sales returns                         $  103,000                                                       103,000
                                               ---------------     ----------------     ---------------     ----------------
                                                    $  103,000           $1,430,000            $404,000           $1,129,000
                                               ===============     ================     ===============     ================