Form 10-Q
period 1999-05-01
RIGHT START INC /CA
filed 1999-06-15
CIK 878720

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

-----------------------------------------------------------------------------


(Mark one)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


               For the thirteen week period ended May 1, 1999

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

Common Stock Outstanding as of June 7, 1999 - 5,059,203 shares

                              THE RIGHT START, INC.

                               INDEX TO FORM 10-Q
                          FOR THE THIRTEEN WEEK PERIOD
                                ENDED MAY 1, 1999




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

                              THE RIGHT START, INC.
                                  BALANCE SHEET
                                   (unaudited)


                                                   May 1,         January 30,
                                                    1999             1999
                                               --------------   --------------
ASSETS
Current assets:
    Cash                                       $     254,000    $     626,000
    Accounts and other  receivables                  641,000          585,000
    Merchandise inventories                        6,040,000        5,797,000
    Prepaid catalog costs                            350,000          363,000
    Other current assets                           1,262,000          929,000
                                               --------------   --------------

       Total current assets                        8,547,000        8,300,000


Property, plant and equipment, net                 8,304,000        7,884,000
Deferred income taxes                              1,400,000        1,400,000
Other noncurrent assets                              111,000           87,000
                                               --------------   --------------

                                               $  18,362,000    $  17,671,000
                                               ==============   ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued expenses      $   4,281,000    $   3,349,000
    Accrued salaries and bonuses                     396,000          433,000
    Advance payments on orders                        51,000           40,000
    Revolving line of credit                          94,000
    Term note payable                              2,500,000        2,750,000
                                               --------------   --------------

       Total current liabilities                   7,322,000        6,572,000

Deferred rent                                      1,440,000        1,449,000

Mandatorily redeemable preferred stock Series A,
    $3,000,000 redemption value                    1,859,000        1,789,000

Shareholders' equity:
    Convertible preferred stock Series B           2,813,000        2,813,000
    Convertible preferred stock Series C           3,850,000        3,850,000

    Common stock (25,000,000 shares authorized
       at no par value; 5,051,820 issued
       and outstanding)                           22,337,000       22,337,000
    Additional paid-in capital                     3,437,000        3,571,000
    Accumulated deficit                          (24,696,000)     (24,710,000)
                                               --------------   --------------

                                               $  18,362,000    $  17,671,000
                                               ==============   ==============

                 See accompanying notes to financial statements


                          THE RIGHT START, INC.
                         STATEMENT OF OPERATIONS
                               (unaudited)



                                                   Thirteen weeks ended
                                                ---------------------------

                                                  May 1, 1999   May 2, 1998
                                                -------------  ------------
   Net sales:
      Retail                                    $  9,035,000   $ 7,329,000
      Catalog                                      1,686,000     1,712,000
                                                -------------  ------------
                                                  10,721,000     9,041,000

   Costs and expenses:
      Cost of goods sold                           5,115,000     4,585,000
      Operating expense                            4,181,000     4,213,000
      General and administrative expense             909,000       922,000
      Pre-opening costs                               62,000        31,000
      Depreciation and amortization expense          349,000       348,000
      Other income                                                (152,000)
                                                -------------  ------------

                                                  10,616,000     9,947,000
                                                -------------  ------------

   Operating income (loss)                           105,000      (906,000)
   Interest expense                                   85,000       316,000
                                                -------------  ------------

   Income (loss) before income taxes
     and extraordinary item                           20,000    (1,222,000)
   Income tax provision                                9,000        12,000
                                                -------------  ------------

   Income (loss) before extraordinary item            11,000    (1,234,000)
   Extraordinary gain                                               27,000
                                                -------------  ------------

   Net income (loss)                            $     11,000   $(1,207,000)
                                                =============  ============

Basic and diluted loss per share:
   Loss before extraordinary item               $      (0.01)  $     (0.24)
   Extraordinary item
                                                =============  ============
   Net loss                                     $      (0.01)  $     (0.24)
                                                =============  ============

Weighted average number of common shares
     outstanding                                   5,051,820     5,051,820
                                                =============  ============

                 See accompanying notes to financial statements


                              THE RIGHT START, INC.
                             STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                          Thirteen weeks ended
                                                    ---------------------------------

                                                     May 1, 1999        May 2, 1998
                                                    -------------    ----------------
Cash flows from operating activities:
  Net income (loss)                                 $     11,000      $   (1,207,000)
  Adjustments to reconcile net income (loss)
   to net cash provided by (used in) operating
   activities:
     Depreciation and amortization                       349,000             348,000
     Amortization of discount on senior
      subordinated notes                                                      24,000
     Extraordinary gain                                                      (27,000)
     Change in assets and liabilities
      affecting operations                               193,000            (395,000)
                                                    -------------     ----------------

       Net cash provided by (used in)
        operating activities                             553,000          (1,257,000)
                                                    -------------    ----------------

Cash flows from investing activities:
     Additions to property, plant and equipment         (769,000)           (256,000)
                                                    -------------    ----------------

           Net cash used in investing activities        (769,000)           (256,000)
                                                    -------------    ----------------

Cash flows from financing activities:
     Net proceeds from (payments on) revolving
      line of credit                                      94,000          (2,014,000)
     Payments on term note payable                      (250,000)
     Proceeds from sale of senior subordinated
      notes, net                                                           3,606,000
                                                    -------------    ----------------

           Net cash provided by (used in)
            financing activities                        (156,000)          1,592,000
                                                    -------------    ----------------


Net increase (decrease) in cash                         (372,000)             79,000
Cash at beginning of period                              626,000             240,000
                                                    -------------    ----------------

Cash at end of period                               $    254,000     $       319,000
                                                    =============    ================

                 See accompanying notes to financial statements


                              THE RIGHT START, INC.
                        NOTES TO THE FINANCIAL STATEMENTS


NOTE 1:  Description of Business and Significant Accounting Policies

      The Right Start, Inc. (the Company) is a specialty merchant offering unique, high-quality juvenile products for infants and young children. The Company markets its products through its retail stores and through The Right Start Catalog.

      There have been no changes in the Company's significant accounting policies as set forth in the Company's financial statements for the year ended January 30, 1999. These unaudited financial statements as of May 1, 1999 and for the thirteen week period then ended have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Certain reclassifications have been made to conform prior year amounts to current year presentation.

      Operating results for the thirteen week period ended May 1, 1999 are not necessarily indicative of the results that may be expected for the year ending January 29, 2000.


NOTE 2:  Per Share Data

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

                                                       Thirteen weeks ended
                                                       --------------------
                                                 May 1, 1999         May 2, 1998
                                                 -----------         -----------
Income (loss) before extraordinary item          $    11,000         $(1,207,000)
Preferred stock accretion                            (70,000)
                                                 -----------         -----------
Basic and diluted loss before extraordinary
  item applicable to common shareholders         $   (59,000)        $(1,207,000)
                                                 ===========         ===========

      Securities that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS because to do so would have been antidilutive for the periods presented include options outstanding to purchase 701,161 and 652,011 shares of common stock at May 1, 1999 and May 2, 1998, respectively, Series B preferred stock convertible into 1,000,000 shares of common stock and Series C preferred stock convertible into 1,925,000 shares of common stock at May 1, 1999.


NOTE 3:  Recapitalization and Extraordinary Gain

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

      As the $3,850,000 of New Securities were issued in contemplation of the exchange into convertible preferred stock, the accounting for the New Securities is analogous to convertible debt. The New Securities were to be exchanged for Series C preferred stock which were convertible into common stock at a price per share of $2.00. As of the date of issue of the New Securities, the stock was trading at $4.00 per share. Since the conversion feature was in the money at the date of issue of the debt, the portion of the debt proceeds equal to the beneficial conversion feature of $3,850,000 was allocated to additional paid-in capital. The resulting debt discount of $3,850,000 was amortized to interest expense over the period from the April issuance date to the date the New Securities were first convertible. The date the New Securities were first convertible was the exchange date when the New Securities were exchanged for convertible preferred stock. No value was assigned to the warrants because the requirement to exchange the warrants, together with the debt, for preferred stock resulted in an assessment that the warrants had no independent value apart from the exchange transaction.

      The exchanges of the subordinated debt and warrant securities for the preferred stock were recorded at the date of issuance of the preferred stock. The fair value of each preferred stock series was determined as of the issuance date of the stock. The difference between the fair value of the Series A preferred stock granted of $1,769,000 and the carrying amount of the related subordinated debt security's balance exchanged of $3,000,000 was recognized as a gain on the extinguishment of debt, net of transaction expenses, in the amount of $1,231,000. The difference between the fair value of the Series B preferred stock granted of $2,812,000 and the carrying amount of the related subordinated debt security's balance plus accrued interest exchanged of $2,828,000 was recognized as a gain on the extinguishment of debt, net of transaction expenses, in the amount of $16,000 with $8,000 of the gain on the exchange of notes held by principal shareholders recorded as a credit to additional paid-in capital. There was no gain or loss recognized on the conversion of New Securities.

      In connection with the above restructuring, effective April 13, 1998, the holders of the Company's $3,000,000 subordinated notes and $3,000,000 subordinated convertible debentures agreed to waive their right to receive any and all interest payments accrued and owing on or after February 28, 1998. This modification of terms was accounted for prospectively, from the effective date, under Statement of Financial Accounting Standards No. 15, "Accounting of Debtors and Creditors for Troubled Debt Restructurings," as follows.

      The carrying amount of the subordinated notes as of April 14, 1998 was not changed as the carrying amount of the debt did not exceed the total future cash payments of $3,000,000 specified by the new terms. Interest expense was computed using the interest method to apply a constant effective interest rate to the payable balance between the modification date of April 13, 1998, and the original maturity date of the payable in May 2000.

      The total future cash payments specified by the new terms of the convertible debentures of $3,000,000 is less than the carrying amount of the liability to the debenture holders of $3,027,000, therefore, the carrying amount was reduced to an amount equal to the total future cash payments specified by the new terms and the Company recognized an extraordinary gain on restructuring of payables equal to the amount of the reduction as of April 13, 1998. No interest expense was recognized on the payable for any period between the modification date of April 13, 1998 and the date the debentures were exchanged for preferred stock.

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



NOTE 4:  Supplemental Disclosure of Cash Flow Information

      Interest paid amounted to $103,000 and $201,000 for the thirteen weeks ended May 1, 1999 and May 2, 1998, respectively. Cash paid for income taxes was $11,000 and $5,000 for the thirteen weeks ended May 1, 1999 and May 2, 1998, respectively.

      Changes in assets and liabilities which increased (decreased) cash are as follows:

                                                       Thirteen weeks ended
                                                       --------------------
                                                   May 1, 1999      May 2, 1998
                                                   -----------      -----------
Accounts and other receivables                     $   (56,000)     $    (8,000)
Merchandise inventories                               (243,000)      (1,099,000)
Prepaid catalog costs                                   13,000         (222,000)
Other current assets                                  (333,000)         127,000
Other noncurrent assets                                (24,000)         (34,000)
Accounts payable and accrued expenses                  871,000          857,000
Accrued salaries and bonuses                           (37,000)         (10,000)
Advance payments on orders                              11,000           15,000
Deferred rent                                           (9,000)         (21,000)
                                                   -----------      -----------

                                                   $   193,000      $  (395,000)
                                                   ===========      ===========



NOTE 5:  New Accounting Prounouncements

      In April 1998, the American Institute of Public Accountants issued Statement of Position 98-5 "Reporting on the Costs of Start-up Activities" ("SOP 98-5"). This statement requires that the costs of start-up activities and organization costs be expensed as incurred. The statement was effective for the Company beginning on January 31, 1999 and there was no effect on net income for the period ended May 1, 1999 resulting from the adoption of SOP 98-5. Effective October 1, 1997, the Company began expensing all store pre-opening costs as incurred.


NOTE 6:  Subsequent Event

     In December 1998, the Company granted 275,000 options which vest immediately upon the attainment of a closing stock price, as defined in the grant agreements, of $6.50 for thirty consecutive trading days. On May 21, 1999, the Company attained a closing stock price of $6.50 for thirty consecutive trading days and as a result the 275,000 options outstanding became immediately vested resulting in a non-cash compensation charge of $1.7 million to be recorded in the Company's second quarter operating results.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Results of Operations

     Statements in this Form 10-Q that are not purely historical are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements with respect to the financial condition and results of the operations of the Company involve risks and uncertainties which are detailed further in the filings of the Company with the Securities and Exchange Commission, including, but not limited to, the Company's Registration Statement on Form S-3 (File No. 333-08157) and its Annual Report on Form 10-K/A for the year ended January 30, 1999.


Thirteen weeks ended May 1, 1999 compared with May 2,  1998

      Net sales for the thirteen weeks ended May 1, 1999 increased 18.6% to $10.7 million from $9.0 million for the same period last year. Retail net sales increased $1.7 million or 23.3%, reflecting the impact of same-store sales increases of 26% and the opening of nine new street location stores, offset by the impact of seven store closures. Catalog net sales remained relatively flat at $1.7 million.

     Cost of goods sold increased $.5 million or 11.6%, resulting in a gross margin of 52.3% as compared to 49.3% last year. The improvement in margin resulted from changes in product mix to include significantly more developmental toys and books, which have higher gross margins, and from lower markdowns due to higher inventory turns.

     Operating expense remained flat at $4.2 million in the first quarter of 1999 and 1998 in spite of the 18.6% increase in net sales. Improved operating efficiencies were experienced in both retail and catalog. Retail operating expenses decreased as a percentage of sales to 39% in the first quarter of 1999 from 48% for the same period last year. This decrease resulted from reduced payroll and reduced occupancy costs associated with the increase in street locations and decrease in mall stores. Catalog operating costs decreased to 39% of catalog sales in the first quarter of 1999 from 42% for the same period last year. The catalog results continue the favorable trend in managing the catalog at a more profitable level with reduced catalog production and other operating costs.

       General and administrative expense decreased 1.4% to $909,000 during the first quarter of 1999 from $922,000 during the same period last year. The components of this expense did not change significantly between the two periods.

     Included in other income in the first quarter of 1998 is the net gain of $152,000 associated with the closing of two stores. The gain resulted from the collection of key money from an assignee and the write-off of deferred rent, net of closing expenses.

      Interest expense decreased to $85,000 from $316,000 in the first quarter of the prior year. The decrease resulted from a decrease in total outstanding borrowings, including the extinguishment of subordinated debt associated with the Company's 1998 recapitalization.

      The Company has a deferred tax asset of $9.2 million, which is reserved by a valuation allowance of $7.8 million, for a net deferred tax asset of $1.4 million. Management expects that the Company will generate $4 million of taxable income within the next 15 years to utilize the net deferred tax asset. The taxable income will be generated through a combination of improved operating results and tax planning strategies. Rather than lose the tax benefit, the Company could implement certain tax planning strategies including the sale of the Company's catalog operations, since such operations generally operate on a profitable basis. Alternatively, the Company could also sell its catalog operation's mailing lists in order to generate income to enable the Company to realize its NOL carryforwards. Based on the above operating improvements combined with tax planning strategies in place, management believes that adequate taxable income will be generated over the next 15 years in which to utilize the NOL carryforwards.

     In December 1998, the Company granted 275,000 options which vest immediately upon the attainment of a closing stock price, as defined in the grant agreements, of $6.50 for thirty consecutive trading days. On May 21, 1999, the Company attained a closing stock price of $6.50 for thirty consecutive trading days and as a result the 275,000 options outstanding became immediately vested resulting in a non-cash compensation charge of $1.7 million to be recorded in the Company's second quarter operating results.


Liquidity and Capital Resources

      During the first quarter of Fiscal 1999, the Company's primary source of liquidity was from operations, which generated $.6 million. In addition, the Company had borrowings of $.1 million under its $13 million senior credit facility (the "Credit Facility"). The Credit Facility consists of a $10,000,000 revolving line of credit for working capital (the "Revolving Line") and a $3,000,000 capital expenditure facility (the "Capex Line"). Availability under the Revolving Line is subject to a defined borrowing base. During the quarter ended May 1, 1999, $250,000 was paid down on the Capex Line. As of May 1, 1999, borrowings of $2,500,000 and $.1 million were outstanding under the Capex Line and the Revolving Line, respectively. Approximately $3.2 million was available under the Revolving Line. The Credit Facility terminates on November 19, 1999 and on such date all borrowings thereunder are immediately due and payable. Borrowings under the Credit Facility are secured by substantially all of the Company's assets. The Company plans to replace the Credit Facility by November 1999, and believes that it could extend the Credit Facility to May 2000.

     The Credit Facility, as amended, requires the Company at all times to maintain net worth (defined to include equity, subordinated debt and mandatorily redeemable preferred stock) of at least $8 million. The Credit Facility also limits the Company's earnings before interest, taxes, depreciation and amortization (EBITDA) to a loss amount of $500,000 for the twelve months ended April 30, 1999. Minimum EBITDA of zero is required for the twelve months ended July 31, 1999 and $400,000 for the twelve months ended October 31, 1999. In addition, capital expenditures are limited to $1,750,000 in fiscal 1999. The Company believes that it will maintain compliance with these requirements.

     The Company is in the process of developing an internet site, which development will require a capital commitment of up to $1,000,000. The Company has formed a subsidiary, Rightstart.com Inc., for purposes of operating and maintaining the internet site. Proceeds from the planned sale of a minority interest in Rightstart.com will fund the site's ongoing maintenance and operations.

     The Company's ability to fund its operations, open new stores and maintain compliance with the Credit Facility is dependent on its ability to generate sufficient cash flow from operations and secure financing beyond November 1999 as described above. Historically, the Company has incurred losses and could again incur losses in the near term. Depending on the success of its business strategy, the Company may continue to incur losses beyond such periods. Losses could negatively affect working capital and the extension of credit by the Company's suppliers and impact the Company's operations.


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

      The Company is currently working to identify and resolve all potential issues relating to the year 2000 on the processing of date-sensitive information by the Company's computerized information system. For purposes of addressing the issues and planning the appropriate resolutions, the Company has segregated its internal systems and individually assessed their state of readiness as follows:

                     Phase of Planning ("x" indicates phase is complete)
                     ---------------------------------------------------
System            Awareness  Assessment  Renovation  Validation  Implementation
------            ---------  ----------  ----------  ----------  --------------
Credit Card Processing   x        x           x           x             x
Inventory Maintenance    x        x           x           x
Accounting and Reporting x        x           x           x             x
Point of Sale
  Transactions           x        x
Non-computerized         x        x
systems (none are
material to the
Company's
operations)

      In addition to resolving any year 2000 issues on the Company's internal systems, the Company is working with its third party vendors in implementing the appropriate solutions. The Company estimates that the maximum, worst-case cost of addressing its year 2000 issues is approximately $125,000 for hardware and software.

     The Company is currently working with its software vendor for inventory maintenance systems to complete the installation of the upgraded, year 2000 compliant version of these systems. The Company is working with its vendor for its point of sale ("POS") system to complete the program changes required for this system to be year 2000 compliant. If, in a worst-case scenario, the necessary upgrades could not be completed in a timely manner, the Company's contingency plans provide for the purchase and installation of replacement POS software. No other systems are material to the Company's operations.

New Accounting Pronouncements

      In April 1998, the American Institute of Public Accountants issued Statement of Position 98-5 "Reporting on the Costs of Start-up Activities" ("SOP 98-5"). This statement requires that the costs of start-up activities and organization costs be expensed as incurred. The statement was effective for the Company beginning on January 31, 1999 and there was no effect on net income for the period ended May 1, 1999 resulting from the adoption of SOP 98-5. Effective October 1, 1997, the Company began expensing all store pre-opening costs as incurred.


Quantitative and Qualitative Disclosures about Market Risk

     In the ordinary course of operations, the Company faces no significant market risk. Its purchase of imported products subjects the Company to a minimum amount of foreign currency risk. Foreign curency risk is that risk associated with recurring transactions with foreign companies, such as purchases of goods from foreign vendors. If the strength of foreign currencies increases compared to the U.S. dollar, the price of imported products could increase. However, the Company has no commitments for future purchases with foreign vendors and, additionally, the Company has the ability to source products domestically in the event of import price increases.

     See "Management's Discussion and Analysis of Financial condition and Results of Operations -- Liquidity and Capital Resources" above for a discussion of debt obligations of the Company, the interest rates of which are linked to the prime rate. The Company has not entered into any derivative financial instruments to manage interest rate risk, currency risk or for speculative purposes and is currently not evaluating the future use of such instruments.

                                     PART II


Item  6.  Exhibits and Reports on Form 8-K

The  Company  filed no Reports  on Form 8-K  during the first  quarter of fiscal
1999.


The following exhibits of The Right Start, Inc. are included herein.


Exhibit
Number
------

27    Financial Data Schedule

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.


                               THE RIGHT START, INC.



Date:  June 14, 1999                            /s/ JERRY WELCH
       -------------                            ---------------
                                                Jerry Welch
                                                Chief Executive Officer


Date:  June 14, 1999                            /s/ GINA M. ENGELHARD
       -------------                            ---------------------
                                                Gina M. Engelhard
                                                Chief Financial Officer