Form 10-Q
period 1999-07-31
RIGHT START INC /CA
filed 1999-09-14
CIK 878720

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                                   Form 10-Q

================================================================================

(Mark one)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934


                 For the quarterly period ended July 31, 1999

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

Yes  X      No_______
   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock Outstanding as of July 31, 1999 - 5,059,203 shares

                             THE RIGHT START, INC.

                              INDEX TO FORM 10-Q
                FOR THE THIRTEEN AND TWENTY - SIX WEEK PERIODS
                              ENDED JULY 31, 1999



                        PART I - FINANCIAL INFORMATION

Item 1.        Consolidated Financial Statements (unaudited)

               Consolidated Balance Sheets                             3
               Consolidated Statements of Operations                   4
               Consolidated Statements of Cash Flows                   5
               Notes to Consolidated Financial Statements              6

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations                    10



                          PART II - OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K                       15


SIGNATURES                                                            16

                             THE RIGHT START, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (unaudited)

                                                          July 31,          January 30,
                                                            1999               1999
                                                      ---------------     ---------------
ASSETS
Current assets:
  Cash and cash equivalents                            $ 14,765,000        $    626,000
  Accounts and other receivables                            691,000             585,000
  Merchandise inventories                                 6,471,000           5,797,000
  Prepaid catalog costs                                     228,000             363,000
  Other current assets                                    1,213,000             929,000
                                                       ------------        ------------

    Total current assets                                 23,368,000           8,300,000


Property, plant and equipment, net                        8,932,000           7,884,000
Deferred income taxes                                     1,400,000           1,400,000
Other noncurrent assets                                     118,000              87,000
                                                       ------------        ------------

                                                       $ 33,818,000        $ 17,671,000
                                                       ============        ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                $  4,398,000        $  3,349,000
  Accrued salaries and bonuses                              508,000             433,000
  Advance payments on orders                                 24,000              40,000
  Revolving line of credit                                2,332,000
  Term note payable                                       2,250,000           2,750,000
                                                       ------------        ------------

    Total current liabilities                             9,512,000           6,572,000

Deferred rent                                             1,429,000           1,449,000

Minority interest in consolidated subsidiary             15,000,000

Mandatorily redeemable preferred stock Series A,
  $3,000,000 redemption value                             1,932,000           1,789,000

Shareholders' equity:
  Convertible preferred stock Series B                    2,813,000           2,813,000
  Convertible preferred stock Series C                    3,850,000           3,850,000
  Common stock (25,000,000 shares authorized
    at no par value; 5,051,820 issued and outstanding)   22,374,000          22,337,000
  Additional paid-in capital                              4,354,000           3,571,000
  Accumulated deficit                                   (27,446,000)        (24,710,000)
                                                       ------------        ------------

                                                       $ 33,818,000        $ 17,671,000
                                                       ============        =============

          See accompanying notes to consolidated financial statements

                             THE RIGHT START, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                            Thirteen weeks ended                  Twenty-six weeks ended
                                                      ----------------------------------      ---------------------------------
                                                      July 31, 1999       August 1, 1998      July 31, 1999      August 1, 1998
                                                      -------------       --------------      -------------      --------------
Net sales:
  Retail                                               $ 9,464,000         $ 7,791,000         $18,499,000         $15,120,000
  Internet                                                 226,000                                 226,000
  Catalog                                                  869,000             964,000           2,555,000           2,676,000
                                                       -----------         -----------         -----------         -----------
                                                        10,559,000           8,755,000          21,280,000          17,796,000
                                                       -----------         -----------         -----------         -----------
Costs and expenses:
  Cost of goods sold                                     5,206,000           4,571,000          10,321,000           9,156,000
  Operating expense                                      4,609,000           3,836,000           8,790,000           8,049,000
  General and administrative expense                       981,000             855,000           1,890,000           1,777,000
  Pre-opening costs                                         75,000              19,000             137,000              50,000
  Depreciation and amortization expense                    399,000             326,000             748,000             674,000
  Minority interest in consolidated subsidiary             (17,000)                                (17,000)
  Other (income) and expense:
     Non-cash compensation                               1,770,000                               1,770,000
     Store closing (income) expense                        151,000              39,000             151,000            (113,000)
                                                       -----------         -----------         -----------         -----------
                                                        13,174,000           9,646,000          23,790,000          19,593,000

Operating loss                                          (2,615,000)           (891,000)         (2,510,000)         (1,797,000)
Interest expense                                           112,000             122,000             197,000             438,000
                                                       -----------         -----------         -----------         -----------
Loss before income taxes and
   extraordinary item                                   (2,727,000)         (1,013,000)         (2,707,000)         (2,235,000)
Income tax provision                                        20,000               5,000              29,000              17,000
                                                       -----------         -----------         -----------         -----------
Loss before extraordinary item                          (2,747,000)         (1,018,000)         (2,736,000)         (2,252,000)
Extraordinary gain on debt restructuring                                                                                27,000
                                                       -----------         -----------         -----------         -----------

Net loss                                               $(2,747,000)        $(1,018,000)        $(2,736,000)        $(2,225,000)
                                                       ===========         ===========         ===========         ===========

Basic and diluted loss per share                       $     (0.56)        $     (0.20)        $     (0.57)        $     (0.44)
                                                       ===========         ===========         ===========         ===========

Weighted average number of shares
     outstanding                                         5,058,878           5,051,820           5,055,349           5,051,820

          See accompanying notes to consolidated financial statements

                             THE RIGHT START, INC.
                           STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                           Twenty-six weeks ended
                                                                     ----------------------------------

                                                                     July 31, 1999       August 1, 1998
                                                                     -------------       --------------
Cash flows from operating activities:
   Net loss                                                           $(2,736,000)        $(2,225,000)
   Adjustments to reconcile net loss
     to net cash provided by (used in) operating activities:
       Depreciation and amortization                                      748,000             725,000
       Non-cash compensation                                            1,770,000
       Store closing expense                                              151,000              39,000
       Minority interest in consolidated subsidiary                       (17,000)
       Amortization of discount on senior subordinated notes                                   40,000
       Extraordinary gain                                                                     (27,000)
       Change in assets and liabilities affecting operations               64,000             107,000
                                                                      -----------         -----------

       Net cash used in operating activities                              (20,000)         (1,341,000)
                                                                      -----------         -----------

Cash flows from investing activities:
   Additions to property, plant and equipment                          (1,575,000)           (459,000)
                                                                      -----------         -----------

       Net cash used in investing activities                           (1,575,000)           (459,000)
                                                                      -----------         -----------

Cash flows from financing activities:
   Net proceeds from (payments on) revolving line of credit             2,332,000          (2,014,000)
   Payments on term note payable                                         (500,000)
   Proceeds from exercise of stock options                                 37,000
   Sale of preferred stock in consolidated subsidiary, net             13,865,000
   Proceeds from sale of senior subordinated notes, net                                     3,850,000
                                                                      -----------         -----------

       Net cash provided by financing activities                       15,734,000           1,836,000
                                                                      -----------         -----------

Net increase in cash and cash equivalents                              14,139,000              36,000
Cash at beginning of period                                               626,000             240,000
                                                                      -----------         -----------

Cash and cash equivalents at end of period                            $14,765,000         $   276,000
                                                                      ===========         ===========

          See accompanying notes to consolidated financial statements

                             THE RIGHT START, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1:   Description of Business and Significant Accounting Policies

     The Right Start, Inc. is a specialty merchant offering unique, high-quality juvenile products for infants and young children. The Company markets its products through its retail stores, The Right Start Catalog and its Internet site, www.rightstart.com.

     The consolidated financial statements include the results of The Right Start, Inc. and its newly formed, majority-owned subsidiary, Rightstart.com Inc. Rightstart.com was formed in April 1999 for the purpose of engaging in electronic commerce over the Internet. Effective May 1, 1999, the Company contributed its catalog operations to Rightstart.com and in July 1999, Rightstart.com issued preferred stock to certain investors representing 33%, on a fully-diluted basis, of Rightstart.com's outstanding capital stock. The preferred stock is reflected as minority interest in consolidated subsidiary in the accompanying consolidated balance sheet at July 31, 1999.

     There have been no changes in the Company's significant accounting policies as set forth in the Company's financial statements for the year ended January 30, 1999. These unaudited financial statements as of July 31, 1999 and for the thirteen and twenty-six week periods then ended have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Certain reclassifications have been made to conform prior year amounts to current year presentation.

     Operating results for the thirteen and twenty-six week periods ended July 31, 1999 are not necessarily indicative of the results that may be expected for the year ending January 29, 2000.

NOTE 2:  Per Share Data

     On December 15, 1998, the Company's shareholders approved a one-for-two reverse split of the Company's common stock, which had previously been approved by the Company's Board of Directors. The reverse split was effective December 15, 1998. All references in the consolidated financial statements to shares and related prices have been adjusted to reflect the reverse split.

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

                                                     Thirteen Weeks Ended              Twenty-six Weeks Ended
                                               --------------------------------   --------------------------------
                                               July 31, 1999    August 1, 1998    July 31, 1999    August 1, 1998
                                               --------------   ---------------   --------------   ---------------
Income (loss) before extraordinary item          $(2,747,000)      $(1,018,000)     $(2,736,000)      $(2,252,000)
Preferred stock accretion                            (73,000)      ___________         (143,000)       __________
                                                 -----------                        -----------
Basic and diluted loss before extraordinary
 item applicable to common shareholders          $(2,820,000)      $(1,018,000)     $(2,879,000)      $(2,252,000)
                                                 ===========       ===========      ===========       ===========

     Securities that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS because to do so would have been antidilutive for the periods presented include options outstanding to purchase 701,161 and 644,000 shares of common stock at July 31, 1999 and August 1, 1998, respectively, Series B preferred stock convertible into 1,000,000 shares of common stock and Series C preferred stock convertible into 1,925,000 shares of common stock at July 31, 1999.

NOTE 3:   Minority Interest

     Minority interest represents the preferred stock issued by the Company's subsidiary. Rightstart.com issued 3,333,333 shares of Series A Convertible Preferred Stock, representing 33% of its fully-diluted capital stock, in exchange for $15,000,000. Holders of the convertible preferred stock are entitled to a liquidation preference in aggregate of $15,000,000, voting rights, registration rights and a dividend preference. All terms are more fully defined in the Series A Preferred Stock Purchase Agreement. Each share of Series A Convertible Preferred Stock is convertible into one share of common stock of Rightstart.com Inc. Series A Convertible Preferred Stock was excluded in the calculation of earnings per share because it was anti-dilutive.

NOTE 4:   Recapitalization and Extraordinary Gain:

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

     The exchanges of the subordinated debt and warrant securities for the preferred stock were recorded at the date of issuance of the preferred stock. The fair value of each preferred stock series was determined as of the issuance date of the stock. The difference between the fair value of the Series A preferred stock granted of $1,769,000 and the carrying amount of the related subordinated debt security's balance exchanged of $3,000,000 was recognized as a gain on the extinguishment of debt, net of transaction expenses, in the amount of $1,231,000 which was recorded in the fourth quarter of fiscal 1998. The difference between the fair value of the Series B preferred stock granted of $2,812,000 and the carrying amount of the related subordinated debt security's balance plus accrued interest exchanged of $2,828,000 was recognized as a gain on the extinguishment of debt, net of transaction expenses, in the amount of $16,000 with $8,000 of the gain on the exchange of notes held by principal shareholders recorded as a credit to additional paid-in capital.
There was no gain or loss recognized on the conversion of New Securities.

     In connection with the above restructuring,  effective April 13, 1998, the
holders  of  the  Company's $3,000,000   subordinated   notes  and  $3,000,000
subordinated convertible debentures agreed to waive their right to receive any and all interest payments accrued and owing on or after February 28, 1998. This modification of terms was accounted for prospectively, from the effective date, under Statement of Financial Accounting Standards No. 15, "Accounting of Debtors and Creditors for Troubled Debt Restructurings," as follows. The carrying amount of the subordinated notes as of April 14, 1998 was not changed as the carrying amount of the debt did not exceed the total future cash payments of $3,000,000 specified by the new terms. Interest expense was computed using the interest method to apply a constant effective interest rate to the payable balance between the modification date of April 13, 1998, and the original maturity date of the payable in May 2000. The total future cash payments specified by the new terms of the convertible debentures of $3,000,000 is less than the carrying amount of the liability to the debenture holders of $3,027,000, therefore, the carrying amount was reduced to an amount equal to the total future cash payments specified by the new terms and the Company recognized an extraordinary gain in fiscal 1998 on restructuring of payables equal to the amount of the reduction as of April 13, 1998. No interest expense was recognized on the payable for any period between the modification date of April 13, 1998 and the date the debentures were exchanged for preferred stock.

     Proceeds from the Company's private placement of New Securities in the amount of $3,850,000 were used to pay off the Company's revolving line of credit. Further, the Company's lender amended the existing loan agreement to provide more favorable terms which are consistent with management's financial and operating plans.

NOTE 5:   New Accounting Pronouncements

     During 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and for Hedging Activities," which establishes new standards for reporting derivative and hedging information. The standard is effective for periods beginning after June 15, 2000 and will be adopted by the company as of February 1, 2001. It is not expected that the adoption of this standard will have an impact on the consolidated financial statements nor require additional footnote disclosure since the Company does not currently utilize derivative instruments or participate in structured hedging activities.

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 is effective for financial statements for years beginning after December 15, 1998. SOP 98-1 provides guidance over accounting for computer software developed or obtained for internal use including the requirement to capitalize specified costs and amortization of such costs. The Company adopted SOP 98-1 in the first quarter of fiscal 1999 and the adoption of this standard did not have a material effect on the Company's capitalization policy.

NOTE 6:   Supplemental Disclosure of Cash Flow Information

     Interest paid amounted to $191,000 and $332,000 for the twenty-six weeks ended July 31, 1999 and August 1, 1998, respectively. Cash paid for income taxes was $11,000 and $5,000 for the twenty-six weeks ended July 31, 1999 and August 1, 1998, respectively.

     The Company recorded a non-cash transaction related to the vesting of certain employee stock options which occurred in May 1999.

     Rightstart.com issued stock for capitalized software costs totaling $372,000 in the thirteen weeks ended July 31, 1999.

     Changes in assets and liabilities which increased (decreased) cash are as follows:

                                                           Twenty-six weeks ended
                                                      ----------------------------------
                                                      July 31, 1999       August 1, 1998
                                                      -------------       --------------

     Accounts and other receivables                     $(106,000)           $   1,000
     Merchandise inventories                             (674,000)             470,000
     Prepaid catalog expenses                             135,000              (93,000)
     Other current assets                                (284,000)             295,000
     Other non-current assets                             (31,000)             (34,000)
     Accounts payable and accrued expenses                985,000             (331,000)
     Accrued salaries and bonuses                          75,000             (166,000)
     Advance payments on orders                           (16,000)               2,000
     Deferred rent                                        (20,000)             (37,000)
                                                        ---------            ---------

                                                        $  64,000            $ 107,000
                                                        =========            =========

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


Results of Operations

     The consolidated results of operations include the results of The Right Start, Inc. and its newly formed, majority-owned subsidiary, Rightstart.com, Inc. Rightstart.com was formed in April 1999 for the purpose of engaging in electronic commerce over the Internet. Effective May 1, 1999, the Company contributed its catalog operations to Rightstart.com and in July 1999, Rightstart.com issued Series A Convertible Preferred Stock to certain investors representing 33%, on a fully-diluted basis, of Rightstart.com's outstanding capital stock.

     This discussion should be read in conjunction with the information contained in the consolidated financial statements and notes thereto of the Company appearing elsewhere in this Form 10-Q.

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

Thirteen weeks ended July 31, 1999 compared with August 1,  1998

     Net sales for the thirteen weeks ended July 31, 1999 increased 20.6% to $10.6 million from $8.8 million for the same period last year. For the quarter, retail net sales increased 21.5% to $9.5 million as compared to $7.8 million last year, while catalog net sales decreased 10.9% to $.9 million from $1.0 million last year. The Company's new Internet operations contributed $.2 million to net sales for the quarter, reflecting e-commerce sales generated since the launch of www.rightstart.com on June 29, 1999. Retail sales reflect sales increases due to same-store sales increases of 13.3% for the quarter and twelve store openings during and since the second quarter of the prior fiscal year, offset by one store closing during the first half of the current fiscal year. The reduction in catalog net sales is due to the Company's decision to significantly reduce circulation and operate the catalog at a smaller and more profitable level.

     Cost of goods sold increased $.6 million or 13.9%, resulting in a gross margin of 51% as compared to 48% last year. The improvement in gross margin resulted from changes in product mix to include significantly more developmental toys, books, videos and other media, which have higher gross margins, and from lower markdowns due to higher inventory turns.

     Operating expense was $4.6 million in the second quarter of 1999 as compared to $3.8 million in the second quarter of 1998, representing a 20.2% increase. Included in consolidated operating costs are Internet operating costs of $.4 million related to the initial operations and marketing of the Internet site. Retail operating expense increased 15.7%, primarily due to additional occupancy and labor costs related to new stores and increases in payroll and other operating costs in support of the higher retail sales volume. Additionally, catalog operating expense decreased 29% due to with the decrease in catalog sales and circulation.

     General and administrative expense increased 14.7% to $981,000 during the second quarter of 1999 from $855,000 during the same period last year. Included in general and administrative expense is $18,000 related to the Company's Internet operations. The increase is primarily due to increased travel and related costs associated with the site selection process for new retail stores and payroll increases. These costs represent the Company's corporate overhead expenses which are fixed in nature and do not vary directly with changes in sales.

     Depreciation and amortization expense increased to $399,000 during the second quarter of 1999 from $326,000 during the same period last year. Included in the expense is $18,000 related to assets placed in service for the Company's Internet operations. The remaining 16.9% increase is primarily due to the expense associated with fixed assets for new stores opened since last year.

     During the second quarter of 1999, the Company recorded $1.8 million of non-cash compensation charge associated with the vesting of performance options that had been granted to executive officers of the Company. This expense results from the increase in the price of the Company's common stock from the date of grant of the options to the date on which vesting occurred. The recording of this expense had no net effect on consolidated shareholders' equity, as an offset to the charge was required to be recorded directly to shareholders' equity.

     Store closing expense in the second quarter of fiscal 1999 represents the net book value of assets written off related to the store closed during the quarter.

     Interest expense decreased to $112,000 from $122,000 in the second quarter of the prior year. The 8.2% decrease results from a decrease in total outstanding borrowings. See Liquidity and Capital Resources.


Twenty-Six Weeks Ended July 31, 1999 Compared With August 1, 1998

     Net sales for the twenty-six weeks ended July 31, 1999 increased 19.6% to $21.2 million from $17.8 million for the same period last year. Retail net sales increased 22.3% to $18.5 million as compared to $15.1 million last year, while catalog net sales decreased 4.7% to $2.6 million from $2.7 million last year. The Company's new Internet operations contributed $.2 million to net sales for the quarter, reflecting e-commerce sales generated since the launch of www.rightstart.com on June 29, 1999. Retail sales reflect sales increases due to same-store sales increases of 19.4% for the first half of the year and twelve store openings during and since the second quarter of the prior fiscal year.
The reduction in catalog net sales is due to the Company's decision to significantly reduce circulation and operate the catalog at a smaller and more profitable level.

     Cost of goods sold increased $1.2 million or 12.7%, resulting in a gross margin of 52% as compared to 49% last year. The improvement in gross margin resulted from changes in product mix to include significantly more developmental toys, books, videos and other media, which have higher gross margins, and from lower markdowns due to higher inventory turns.

     Operating expense was $8.8 million in the first half of 1999 as compared to $8.0 million in the first half of 1998, representing a 9.2% increase. Included in consolidated operating costs are Internet operating costs of $.4 million related to the initial operations and marketing of the Internet site. Retail operating expense increased 8%, primarily due to a 25% increase in payroll and other operating costs directly related to the increase in net sales, offset by a 6% reduction in occupancy cost due to the shift to street locations and a 25% reduction in merchandise warehousing costs. Additionally, catalog operating expense decreased 51% due to the decrease in catalog circulation, catalog production costs per catalog and those expenses directly related to the decrease in catalog sales.

     General and administrative expense increased 6.4% to $1.9 million during the first half of 1999 from $1.8 million during the same period last year. The increase is primarily due to increased travel and related costs associated with the site selection process for new retail stores and payroll increases. These costs represent the Company's corporate overhead expenses which are fixed in nature and do not vary directly with changes in sales.

     Depreciation and amortization expense increased to $748,000 during the first half of 1999 from $674,000 during the same period last year. The 11.0% increase is primarily due to the expense associated with the fixed asset additions for the new stores opened since the second quarter of fiscal 1999.

     During the second quarter of 1999, the Company recorded $1.8 million of non-cash compensation charge associated with the vesting of performance options that had been granted to executive officers of the Company. This expense results from the increase in the price of the Company's common stock from the date of grant of the options to the date on which vesting occurred. The recording of this expense had no net effect on consolidated shareholders' equity, as an offset to the charge was required to be recorded directly to shareholders' equity.

     Store closing expense in the first half of fiscal 1999 represents the net book value of assets written off related to the store closed during the second quarter.

     Interest expense decreased to $197,000 from $438,000 in the first half of the prior year.. This results from a decrease in outstanding borrowings and the inclusion in 1998 of a non-cash charge of $40,000 related to the amortization of the discount associated with the $3.85 million of non-interest bearing senior subordinated notes issued during the first quarter of fiscal 1998. These notes were exchanged for preferred stock in December 1998.

     The Company has a deferred tax asset of $9.9 million, which is reserved by a valuation allowance of $8.5 million, for a net tax asset of $1.4 million. Management expects that the Company will generate sufficient taxable income within the next 15 years to realize the net deferred tax asset. The tax provision represents state income taxes.


Liquidity and Capital Resources

     During the first half of Fiscal 1999, the Company's primary sources of liquidity were from borrowings under its $13 million senior credit facility (the "Credit Facility") and the issuance of Series A Convertible Preferred Stock in Rightstart.com Inc. which provided net proceeds of $13,865,000. The Credit Facility consists of a $10,000,000 revolving line of credit for working capital (the "Revolving Line") and a $3,000,000 capital expenditure facility (the "Capex Line"). Availability under the Revolving Line is subject to a defined borrowing base. As of July 31, 1999, borrowings of $2,250,000 were outstanding under the Capex Line. Borrowings of $2,332,000 were outstanding and $815,000 was available under the Revolving Line at July 31, 1999. The Credit Facility terminates on November 19, 1999 and on such date all borrowings thereunder are immediately due and payable. Borrowings under the Credit Facility are secured by substantially all of the assets of The Right Start, Inc. The Company is currently working with other lenders to negotiate the replacement of the Credit Facility. Management believes that adequate financing will be available to replace the Credit Facility in a timely manner.

     The Credit Facility, as amended, requires the Company at all times to maintain net worth (defined to include equity, all classes of stock and subordinated debt) of at least $8 million. The Credit Facility also requires the Company's unconsolidated earnings before interest, taxes, depreciation and amortization (EBITDA) to be at least zero for the twelve months ended July 31, 1999 and $400,000 for the twelve months ended October 31, 1999. In addition, unconsolidated capital expenditures are limited to $1,750,000 in fiscal year 1999. The Company believes that it will maintain compliance with these requirements.

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

Other Matters

Year 2000 Compliance
--------------------

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

     The Company is currently working to identify and resolve all potential issues relating to the year 2000 on the processing of date-sensitive information by the Company's computerized information system. For purposes of addressing the issues and planning the appropriate resolutions, the Company has segregated its internal systems and individually assessed their state of readiness as follows:

--------------------------------------------------------------------------------------------------------------------------
                                                      Phase of Planning ("x" indicates phase is complete)
--------------------------------------------------------------------------------------------------------------------------
System                                 Awareness       Assessment       Renovation       Validation       Implementation
--------------------------------------------------------------------------------------------------------------------------
Credit Card Processing                     x               x                x                x                  x
--------------------------------------------------------------------------------------------------------------------------
Inventory Maintenance                      x               x                x                x
--------------------------------------------------------------------------------------------------------------------------
Accounting and Reporting                   x               x                x                x                  x
--------------------------------------------------------------------------------------------------------------------------
Point of Sale Transactions                 x               x
--------------------------------------------------------------------------------------------------------------------------
Internet Transactions                      x               x                x                x                  x
--------------------------------------------------------------------------------------------------------------------------
Non-computerized Systems                   x               x
   (none are material to the
   Company's operations)
--------------------------------------------------------------------------------------------------------------------------

     In addition to resolving any year 2000 issues on the Company's internal systems, the Company is working with its third party vendors in implementing the appropriate solutions. The Company estimates that the maximum, worst-case cost of addressing its year 2000 issues is approximately $125,000 for hardware and software.

     The Company is currently working with its software vendor for inventory maintenance systems to complete the installation of the upgraded, year 2000 compliant version of the system. The Company is working with its vendor for its point of sale ("POS") system to complete the program changes required for this system to be year 2000 compliant. If, in a worst-case scenario, the necessary upgrades could not be completed in a timely manner, the Company's contingency plans provide for the purchase and installation of replacement POS software. No other systems are material to the Company's operations.


New Accounting Pronouncements
-----------------------------

     During 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and for Hedging Activities," which establishes new standards for reporting derivative and hedging information. The standard is effective for periods beginning after June 15, 2000 and will be adopted by the company as of February 1, 2001. It is not expected that the adoption of this standard will have an impact on the consolidated financial statements nor require additional footnote disclosure since the Company does not currently utilize derivative instruments or participate in structured hedging activities.

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 is effective for financial statements for years beginning after December 15, 1998. SOP 98-1 provides guidance over accounting for computer software developed or obtained for internal use including the requirement to capitalize specified costs and amortization of such costs. The Company adopted SOP 98-1 in the first quarter of fiscal 1999 and the adoption of this standard did not have a material effect on the Company's capitalization policy.

Quantitative and Qualitative Disclosures about Market Risks
-----------------------------------------------------------

     In the ordinary course of operations, the Company faces no significant market risk. Its purchase of imported products subjects the Company to a minimum amount of foreign currency risk. Foreign currency risk is that risk associated with recurring transaction with foreign companies, such as purchases of goods from foreign vendors. If the strength of foreign currencies increases compared to the U.S. dollar, the price of imported products could increase. However, the Company has no commitments for future purchases with foreign vendors and, additionally, the Company has the ability to source products domestically in the event of import price increases.

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" above for a discussion of debt obligations of the Company, the interest rates of which are linked to the prime rate. The Company has not entered into any derivative finanacial instruments to manage interest rate risk, currency risk or for speculative purposes and is currently not evaluating the future use of such instruments.

                                    PART II

Item  6.  Exhibits and Reports on Form 8-K

     The Company filed the following reports on Form 8-K during the second quarter of 1999.

          June 21, 1999  Change in Registrant's Certifying Accountant

          June 21, 1999  Change in Registrant's Certifying Accountant

          July 9, 1999  Closing of Financing for Internet Subsidiary

     There were no other reports on Form 8-K filed during the second quarter of 1999.


The following exhibits of The Right Start, Inc. are included herein.


Exhibit
Number
------

27   Financial Data Schedule

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.



                             THE RIGHT START, INC.



Date:  September 13, 1999                  /s/ JERRY R. WELCH
      ----------------------------         -------------------------------------
                                           Jerry R. Welch
                                           President and Chief Executive Officer



Date:  September 13, 1999                  /s/ GINA M. ENGELHARD
      ----------------------------         -------------------------------------
                                           Gina M. Engelhard
                                           Chief Financial Officer