Form 10-Q
period 1999-10-30
RIGHT START INC /CA
filed 1999-12-14
CIK 878720

SECURITIES AND EXCHANGE COMMISSION
                                    WASHINGTON D.C. 20549

                                          Form 10-Q


-------------------------------------------------------------------------------


(Mark one)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                     EXCHANGE ACT OF 1934


                       For the quarterly period ended October 30, 1999

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

Common Stock Outstanding as of October 30, 1999 - 5,375,036 shares

                              THE RIGHT START, INC.

                               INDEX TO FORM 10-Q
                 FOR THE THIRTEEN AND THIRTY - NINE WEEK PERIODS
                             ENDED OCTOBER 30, 1999




                                PART I - FINANCIAL INFORMATION

Item 1.        Consolidated Financial Statements (unaudited)

               Consolidated Balance Sheets                                     3
               Consolidated Statements of Operations                           4
               Consolidated Statements of Cash Flows                           5
               Notes to Consolidated Financial Statements                      6


Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations                            11





                                 PART II - OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K                               16


SIGNATURES                                                                    17

                              THE RIGHT START, INC.
                           CONSOLIDATED BALANCE SHEETS



                                             October 30,       January 30,
                                                1999               1999
                                             (unaudited)
                                           ---------------   ---------------
ASSETS
Current assets:
    Cash and cash equivalents              $    9,339,000    $      626,000
    Accounts and other  receivables               828,000           585,000
    Merchandise inventories                     8,864,000         5,797,000
    Prepaid catalog costs                         578,000           363,000
    Other current assets                        2,751,000           929,000
                                           ---------------   ---------------

       Total current assets                    22,360,000         8,300,000


Property, plant and equipment, net              9,859,000         7,884,000
Deferred income taxes                           1,400,000         1,400,000
Other noncurrent assets                           378,000            87,000
                                           ---------------   ---------------

                                           $   33,997,000    $   17,671,000
                                           ===============   ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued expenses  $    7,896,000    $    3,349,000
    Accrued salaries and bonuses                  503,000           433,000
    Advance payments on orders                                       40,000
    Revolving line of credit                    2,329,000
    Term note payable                           2,250,000         2,750,000
                                           ---------------   ---------------

       Total current liabilities               12,978,000         6,572,000

Deferred rent                                   1,441,000         1,449,000

Minority interest in consolidated subsidiary    5,864,000

Mandatorily redeemable preferred stock Series A,
    $3,000,000 redemption value                 2,009,000         1,789,000

Shareholders' equity:
    Convertible preferred stock Series B        1,925,000         2,813,000
    Convertible preferred stock Series C        3,850,000         3,850,000
    Common stock (25,000,000 shares authorized
       at no par value; 5,375,036 and 5,051,820
       issued and outstanding, respectively)   22,374,000        22,337,000
    Additional paid-in capital                 15,289,000         3,571,000
    Accumulated deficit                       (31,733,000)      (24,710,000)
                                           ---------------   ---------------

       Total shareholders' equity              11,705,000         7,861,000
                                           ---------------   ---------------

                                           $   33,997,000    $   17,671,000
                                           ===============   ===============

                 See accompanying notes to financial statements

                                                            THE RIGHT START, INC.
                                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                (unaudited)




                                           Thirteen weeks ended            Thirty-nine weeks ended
                                       ------------------------------    -----------------------------
                                     October 30, 1999  October 31, 1998  October 30, 1999  October 31, 1998
Net sales:
    Retail                             $  8,829,000     $   7,176,000     $ 27,328,000       $22,296,000
    Internet                              2,232,000                          2,453,000
    Catalog                                 492,000           897,000        3,050,000         3,573,000
                                       ------------    -------------     -------------      -------------

                                         11,553,000         8,073,000       32,831,000        25,869,000
                                       ------------    -------------     -------------      -------------
Costs and expenses:
    Cost of goods sold                    6,262,000        4,076,000        16,585,000        13,232,000
    Operating expense                     4,798,000        3,308,000        13,142,000        11,188,000
    Marketing and advertising expense     2,831,000          115,000         3,269,000           284,000
    General and administrative expense    1,257,000          850,000         3,154,000         2,627,000
    Pre-opening costs                        91,000           68,000           228,000           118,000
    Depreciation and amortization expense   467,000          471,000         1,214,000         1,145,000
    Other (income) and expense:
       Non-cash compensation                203,000                          1,973,000
       Store closing (income) expense                                          151,000          (113,000)
                                       ------------    -------------     -------------      -------------

                                         15,909,000        8,888,000        39,716,000        28,481,000

Operating loss                           (4,356,000)        (815,000)       (6,885,000)       (2,612,000)
Minority interest in
   consolidated subsidiary                 (384,000)                          (401,000)
Interest (income) expense, net              (18,000)       1,578,000           178,000         2,016,000
                                       ------------    -------------     -------------      -------------

Loss before income taxes and
   extraordinary item                    (3,954,000)      (2,393,000)       (6,662,000)       (4,628,000)
Income tax provision                         20,000            5,000            48,000            22,000
                                       ------------    -------------     -------------      -------------

Loss before extraordinary item           (3,974,000)      (2,398,000)       (6,710,000)       (4,650,000)
Extraordinary gain on debt
   restructuring, net                                                                             27,000
                                       ------------    -------------     -------------      -------------

Net loss                               $ (3,974,000)   $  (2,398,000)    $  (6,710,000)    $  (4,623,000)
                                       =============    ==============    =============     =============

Basic and diluted loss per share:
    Loss before extraordinary item     $      (0.87)   $       (0.47)    $       (1.47)   $      (0.92)
    Extraordinary item                                                                            0.01
                                       =============    ==============    =============     =============

    Net loss                           $      (0.87)   $       (0.47)    $       (1.47)   $      (0.92)
                                       =============    ==============    =============     =============

Weighted average number of shares
     outstanding                          5,357,682        5,051,820        5,156,127       5,051,820

                               See accompanying notes to financial statements


                                               THE RIGHT START, INC.
                                             STATEMENTS OF CASH FLOWS
                                                  (unaudited)

                                                               Thirty-nine weeks ended
                                                         -------------------------------------

                                                         October 30, 1999    October 31, 1998
                                                         ---------------     -----------------

Cash flows from operating activities:
      Net loss                                           $   (6,710,000)     $     (4,623,000)
      Adjustments to reconcile net loss
        to net cash provided by (used in) operating
        activities:
         Depreciation and amortization                        1,214,000             1,195,000
         Non-cash compensation                                1,973,000
         Store closing expense                                  151,000                39,000
         Minority interest in consolidated
          subsidiary loss                                      (401,000)
         Amortization of discount on senior
          subordinated notes                                                        1,514,000
         Extraordinary gain                                                           (27,000)
         Change in assets and liabilities affecting
          operations                                           (625,000)              813,000
                                                         ---------------     -----------------

             Net cash used in operating activities           (4,398,000)           (1,089,000)
                                                         ---------------     -----------------

Cash flows from investing activities:
      Additions to property, plant and equipment             (2,607,000)             (666,000)
                                                         ---------------     -----------------

             Net cash used in investing activities           (2,607,000)             (666,000)
                                                         ---------------     -----------------

Cash flows from financing activities:
      Net proceeds from (payments on) revolving
       line of credit                                         2,329,000            (2,014,000)
      Payments on term note payable                            (500,000)
      Proceeds from exercise of stock options                    37,000
      Sale of preferred stock in consolidated
       subsidiary, net                                       13,852,000
      Proceeds from sale of senior subordinated
       notes, net                                                                   3,850,000
                                                         ---------------     -----------------

             Net cash provided by financing activities       15,718,000             1,836,000
                                                         ---------------     -----------------


Net increase in cash and cash equivalents                     8,713,000                81,000
Cash at beginning of period                                     626,000               240,000
                                                         ---------------     -----------------

Cash and cash equivalents at end of period               $    9,339,000      $        321,000
                                                         ===============     =================

                           See accompanying notes to financial statements

                                    THE RIGHT START, INC.
                        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1:  Description of Business and Significant Accounting Policies

        The Right Start, Inc. (the Company or Parent) is a specialty merchant offering unique, high-quality juvenile products for infants and young children. The Company markets its products through its retail stores, The Right Start catalog and its Internet site, www.rightstart.com.

        The consolidated financial statements include the results of The Right Start, Inc. and its newly formed, majority-owned subsidiary, Rightstart.com Inc. (the Subsidiary). Rightstart.com was formed in April 1999 for the purpose of engaging in electronic commerce over the Internet. Effective May 1, 1999, the Company contributed its catalog assets to Rightstart.com and in July 1999, Rightstart.com issued preferred stock to certain investors then representing 33%, on a fully-diluted basis, of Rightstart.com's outstanding capital stock. The preferred stock converted to common stock of Rightstart.com in October 1999.

        The Company's ownership interest in Rightstart.com is currently 60.2% at October 30, 1999. Because the Company has majority control of Rightstart.com it consolidates its financial position and results of operation in the Company's consolidated financial statements. If the Company's ownership in Rightstart.com falls below 50%, Rightstart.com will no longer be consolidated with the Company's operations but will be recorded on the equity method.

        There have been no changes in the Company's significant accounting policies as set forth in the Company's financial statements for the year ended January 30, 1999. These unaudited financial statements as of October 30, 1999 and for the thirteen and thirty-nine week periods then ended have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Certain reclassifications have been made to conform prior year amounts to current year presentation.

        Operating results for the thirteen and thirty-nine week periods ended October 30, 1999 are not necessarily indicative of the results that may be expected for the year ending January 29, 2000.

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

        Basic per share data is computed by dividing the Parent's loss available to common shareholders, plus the Parent's proportionate interest in the Subsidiary's loss available to common shareholders, by the weighted average number of the Parent's common shares outstanding. Diluted per share data is computed by dividing the Parent's loss available to common shareholders, plus the Parent's proportionate interest in the Subsidiary's loss available to common shareholders, plus income associated with dilutive securities by the weighted average number of shares outstanding plus any potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock in each period.




                                             Thirteen Weeks Ended          Thirty-nine Weeks Ended
                                         October 30,      October 31,      October 30,   October 31,
                                           1999              1998            1999          1998
                                           ----              ----            ----          ----

Net loss before extraordinary item      $ (3,974,000)      $(2,398,000)  $ (6,710,000)  $(4,650,000)
Intercompany income                         (102,000)                        (132,000)
Preferred stock dividend                    (525,000)                        (525,000)
Preferred stock accretion                    (77,000)                        (221,000)
                                          ----------        ----------     ----------    ----------
Loss before extraordinary item
   available to common shareholders       (4,678,000)       (2,398,000)    (7,588,000)   (4,650,000)

Weighted average common shares
   outstanding, basic and diluted          5,357,682         5,051,820      5,156,127     5,051,820
Loss before extraordinary item per
   common share, basic and diluted            $ (.87)           $ (.47)       $ (1.47)        $(.92)
                                              =======           =======       ========        ======

        Securities that could potentially dilute EPS in the future that were not included in the computation of diluted EPS because to do so would have been antidilutive for the periods presented include options outstanding to purchase 988,138 and 652,000 shares of the Parent's common stock at October 30, 1999 and October 31, 1998, respectively, and 2,295,000 options and warrants to purchase shares of the Subsidiary's common stock at October 30, 1999, Series B preferred stock convertible into 684,167 shares of common stock and Series C preferred stock convertible into 1,925,000 shares of common stock at October 30, 1999.


NOTE 3:  Minority Interest

        In October, 1999 the holders of the Rightstart.com preferred stock converted all of their shares into common stock of Rightstart.com at a conversion price of $4.50 per share. Rightstart.com granted the holders of the preferred stock warrants to purchase 165,000 additional shares of Rightstart.com at $4.50 per share for a five year period. The value of the warrants calculated using the Black-Sholes pricing model, has been reflected as a preferred stock dividend in the Subsidiary's financial statements and as an increase in the consolidated loss available for common shareholders for the thirteen and thirty-nine weeks ended October 30, 1999 in the Company's loss per share. As a result of the conversion of the preferred stock the Company's investment in Rightstart.com was increased by approximately $9,030,000 with an offsetting increase to additional paid in capital.

        Effective October, 1999 the Company agreed to transfer 288,333 of Rightstart.com shares it owned to a company that provides technology services for Rightstart.com web operations. Approximately 171,000 shares were issued for services rendered by the service provider through October 30, 1999. Approximately 117,000 shares were sold for nominal consideration as an incentive for the service provider to continue to provide services to Rightstart.com over the next 10 months. The Company has recorded the shares at fair market value and capitalized or expensed the pro rata value related to services performed through October 30, 1999. The portion capitalized related to web site development and was approximately $733,000. The value of approximately $503,000 related to the 117,000 shares has been capitalized as a prepaid cost and will be allocated to the services provided over the remaining service period and amortized based on the services. The capitalized amounts related to web site development approximated $1,430,000 and are being amortized over 36 months.

        The Company has recorded as additional paid in capital the increase in its investment in its Subsidiary as a result of issuing the shares to the service provider.

        At October 30, 1999 the Company's ownership in Rightstart.com has been reduced to approximately 60.2% and the minority interest has been increased 39.8% as a result of the conversion of the preferred stock and the issuance of shares to a service provider.


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


NOTE 6:  Supplemental Disclosure of Cash Flow Information

        Interest paid amounted to $314,000 and $392,000 for the thirty-nine weeks ended October 30, 1999 and October 31, 1998, respectively. Cash paid for income taxes was $11,000 and $4,000 for the thirty-nine weeks ended October 30, 1999 and October 31, 1998, respectively.

        The Company recorded non-cash transactions totaling $1,973,000 related to the vesting of certain employee stock options which occurred in May 1999 and the granting of certain employee and director stock options in the first thirty-nine weeks of 1999.

        Rightstart.com issued stock for capitalized software costs and other current assets totaling $733,000 and $503,000 respectively in the thirty-nine weeks ended October 30, 1999.

        The Company recorded its proportionate share of the preferred stock dividend (see Note 3) in the amount of $316,000 as an increase in the consolidated accumulated deficit and an increase in additional paid-in capital, resulting in no net impact on consolidated shareholders' equity.

        Changes in assets and liabilities which increased (decreased) cash are as follows:

                                         Thirty-nine weeks ended
                                         -----------------------
                                   October 30, 1999    October 31, 1998
                                   ----------------    ----------------

Accounts and other receivables          $  (243,000)   $   156,000
Merchandise inventories                  (3,067,000)    (1,103,000)
Prepaid catalog expenses                   (215,000)      (291,000)
Other current assets                     (1,319,000)        76,000
Other non-current assets                   (291,000)       (32,000)
Accounts payable and accrued expenses     4,488,000      2,113,000
Accrued salaries and bonuses                 70,000        (32,000)
Advance payments on orders                  (40,000)        (6,000)
Deferred rent                                (8,000)       (68,000)
                                        -----------    -----------

                                        $  (625,000)   $   813,000
                                        ===========    ===========

                           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                        FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


Results of Operations

       The consolidated results of operations include the results of The Right Start, Inc. and its newly formed, majority-owned subsidiary, Rightstart.com Inc. Rightstart.com was formed in April 1999 for the purpose of engaging in electronic commerce over the Internet. Effective May 1, 1999, the Company contributed its catalog assets to Rightstart.com and in July 1999, Rightstart.com issued Series A Convertible Preferred Stock to certain investors representing 33%, on a fully-diluted basis, of Rightstart.com's outstanding capital stock. The holders of such preferred stock converted their holdings to common stock in October 1999.

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

Thirteen weeks ended October 30, 1999 compared with October 31, 1998

        Net sales for the thirteen weeks ended October 30, 1999 increased 43.1% to $11.6 million from $8.1 million for the same period last year. For the quarter, retail net sales increased 23.0% to $8.8 million as compared to $7.2 million last year, while catalog net sales decreased 45.2% to $.5 million from $.9 million last year. The Company's new Internet operations contributed $2.2 million to net sales for the quarter. Retail sales reflect sales increases due to same-store sales increases of 5% for the quarter and 10 store openings during and since the third quarter of the prior fiscal year, offset by one store closing during the first half of the current fiscal year. The reduction in catalog net sales is due to a shift in a portion of the direct-mail business from catalog to Internet coupled with a reduction in circulation.

        Cost of goods sold increased $2.2 million or 53.6%, resulting in a gross margin of 46% as compared to 50% last year. While the gross margin generated from both the retail and catalog operations remained relatively unchanged from the prior year, the growth of the Internet operations caused an overall decline in consolidated gross margin. Internet sales generated a much lower gross margin due to heavy promotional (couponing) activities that were planned with the site's launch, as well as the composition of product mix. A greater proportion of "big-ticket" travel items, which generate lower gross margins, are sold online.

        Operating expense was $4.8 million in the third quarter of 1999 as compared to $3.3 million in the third quarter of 1998. Included in consolidated operating costs are Internet operating costs of $.9 million related to the initial operations of the Internet site. Marketing expenses of $2.3 million were incurred with Rightstart.com's radio, television and print advertising campaign which began in October 1999. Retail operating expense increased 28.5%, primarily due to additional occupancy and labor costs related to new stores and increases in payroll and other operating costs in support of the higher retail sales volume. Additionally, catalog operating expense decreased 2.5% due to the decrease in catalog sales and circulation.

        General and administrative expense increased 47.9% to $1.3 million during the third quarter of 1999 from $.9 million during the same period last year. These costs represent the Company's corporate overhead expenses which are fixed in nature and do not vary directly with changes in sales. Included in general and administrative expense is $424,000 related to the Company's Internet operations. The remaining $833,000 represents general and administrative expenses for the retail operations which are lower than the prior year.

        During the third quarter of 1999, the Company recorded $203,000 of non-cash compensation expense related to stock option grants for employees and directors of the Company.

        The allocation of the loss to the minority interest in the amount of $384,000 in the third quarter was due to the conversion of preferred stock (see
Note 3). The allocation of the loss was on a proportional basis from the date of conversion.

        Interest (income) expense, net represents income of $18,000 compared to expense of $1.6 million in the third quarter of the prior year. In the third quarter of 1999, the consolidated results include interest income of $154,000 earned on cash balances at Rightstart.com and expense of $136,000 related to outstanding borrowings of The Right Start, Inc. In the third quarter of 1998, the expense included a non-cash charge of $1,466,000 related to the amortization of the discount associated with the $3.85 million of non-interest bearing senior subordinated notes issued during the first quarter of fiscal 1998 and expense of $112,000 related to outstanding borrowings. The senior subordinated notes were exchanged for preferred stock in December 1998. See Liquidity and Capital Resources.


Thirty-nine Weeks Ended October 30, 1999 Compared With October 31, 1998

        Net sales for the thirty-nine weeks ended October 30, 1999 increased 26.9% to $32.8 million from $25.9 million for the same period last year. Retail net sales increased 22.6% to $27.3 million as compared to $22.3 million last year, while catalog net sales decreased 14.6% to $3.1 million from $3.6 million last year. The Company's new Internet operations contributed $2.5 million to net sales for the first thirty-nine weeks, reflecting e-commerce sales generated since the launch of www.rightstart.com on June 29, 1999. Retail sales reflect sales increases due to same-store sales increases of 14.5% for the first three quarters of the year and 10 store openings during and since the third quarter of the prior fiscal year. The reduction in catalog net sales is due to a shift in a portion of the direct-mail business from catalog to Internet coupled with a reduction in circulation.

        Cost of goods sold increased $3.4 million or 25.3%, resulting in a gross margin of 50% as compared to 49% last year. The improvement in gross margin resulted from changes in product mix in the retail operations to include significantly more developmental toys, books, videos and other media, which have higher gross margins, and from lower markdowns due to higher inventory turns. These improvements were offset by a decline caused by the growth of the Internet business. Internet sales generate a much lower gross margin due to heavy promotional (couponing) activities that were planned with the site's launch, as well as the composition of product mix. A greater proportion of "big-ticket" travel items, which generate lower gross margins, are sold online.

        Operating expense was $13.1 million in 1999 as compared to $11.2 million in 1998, representing a 17.5% increase. Included in consolidated operating costs are Internet operating costs of $1.1 million related to the initial operations of the Internet site. Marketing expenses of $2.6 million were incurred with Rightstart.com's radio, television and print advertising campaign which began in October 1999. Retail operating expense increased 13%, primarily due to a 30.5% increase in payroll and other operating costs directly related to the increase in net sales, offset by a 1.7% reduction in occupancy cost due to the shift to street locations and an 18% reduction in merchandise warehousing costs.
Additionally, catalog operating expense decreased 10% due to the decrease in catalog circulation, catalog production costs per catalog and those expenses directly related to the decrease in catalog sales.

        General and administrative expense increased 20.1% to $3.2 million during 1999 from $2.6 million during the same period last year. These costs represent the Company's corporate overhead expenses which are fixed in nature and do not vary directly with changes in sales. Included in the 1999 expense is $.5 million related to the Company's Internet operations. Excluding expenses related to this new business, general and administrative expense remained unchanged from the prior year.

        During the second quarter of 1999, the Company recorded $1.8 million of non-cash compensation expense associated with the vesting of performance options that had been granted to executive officers of the Company. This expense results from the increase in the price of the Company's common stock from the date of grant of the options to the date on which vesting occurred. During the third quarter of 1999, the Company recorded $203,000 of non-cash compensation expense related to stock option grants for employees and directors of the Company. The recording of these expenses had no net effect on consolidated shareholders' equity, as an offset to the charge was required to be recorded directly to shareholders' equity.

        Store closing expense in 1999 represents the net book value of assets written off related to the store closed during the second quarter. Store closing income in 1998 represents the net amount recognized from the sale of leaseholds on closed stores, offset by costs directly related thereto.

        The allocation of the loss to the minority interest in the amount of $401,000 in the first thirty-nine weeks was due to the conversion of preferred stock (see Note 3). The allocation of the loss was on a proportional basis from the date of conversion.

        Interest (income) expense, net decreased to $178,000 from $2.0 million in the prior year. The consolidated results for 1999 include interest income of $154,000 earned on cash balances at Rightstart.com and expense of $332,000 related to outstanding borrowings of The Right Start, Inc. In 1998, the expense included a non-cash charge of $1,470,000 related to the amortization of the discount associated with the $3.85 million of non-interest bearing senior subordinated notes issued during the first quarter of fiscal 1998 and expense of $546,000 related to outstanding borrowings. The senior subordinated notes were exchanged for preferred stock in December 1998. See Liquidity and Capital Resources.

        The Company has a deferred tax asset of $9.9 million, which is reserved by a valuation allowance of $8.5 million, for a net tax asset of $1.4 million. Management expects that the Company will generate sufficient taxable income within the next 15 years to realize the net deferred tax asset. The tax provision represents state income taxes.


Liquidity and Capital Resources

        During Fiscal 1999, the Company's primary sources of liquidity were from borrowings under its $13 million senior credit facility (the "Credit Facility") and the issuance of Series A Convertible Preferred Stock in Rightstart.com Inc. which provided net proceeds of $13,852,000. The Credit Facility consists of a $10,000,000 revolving line of credit for working capital (the "Revolving Line") and a $3,000,000 capital expenditure facility (the "Capex Line"). Availability under the Revolving Line is subject to a defined borrowing base. As of October 30, 1999 borrowings of $2,329,000 were outstanding and $1,882,000 was available under the Revolving Line. The Company entered into a Sixth Amendment to Loan and Security Agreement and First Amendment to Secured Capex Note dated November 8, 1999 that extended the term of the Credit Facility to February 18, 2000. At such date all borrowings thereunder are immediately due and payable. Borrowings under the Credit Facility are secured by substantially all of the assets of The Right Start, Inc. The Company is currently working with other lenders to negotiate the replacement of the Credit Facility. Management believes that adequate financing will be available to replace the Credit Facility in a timely manner. The Company is also negotiating a working capital line for Rightstart.com.

        The Credit Facility, as amended, requires the Company at all times to maintain net worth (defined to include equity, all classes of stock and subordinated debt) of at least $8 million. In addition, unconsolidated capital expenditures are limited to $4,750,000 in fiscal year 1999. The Company believes that it will maintain compliance with these requirements.

        The Company's ability to fund its operations, open new stores and maintain compliance with the Credit Facility is dependent on its ability to generate sufficient cash flow from operations and secure financing beyond February 2000 as described above. Historically, the Company has incurred losses and expects to continue to incur losses in the near term. Depending on the success of its business strategy, the Company may continue to incur losses beyond such period. Losses could negatively affect working capital and the extension of credit by the Company's suppliers and impact the Company's operations.

        Rightstart.com will need to raise additional capital to continue to finance its buildout and marketing. Such financing will likely involve the sale of equity securities which will dilute the ownership interest of the Company in Rightstart.com. In addition, the Company may sell a portion of its common stock of Rightstart.com to finance the expansion of the new retail stores.

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


Recent Developments

        In November, the Company and its online subsidiary, Rightstart.com, announced that it had reached an agreement in principle with Oxygen Media regarding an advertising and marketing partnership. Under the proposed terms of the agreement, Rightstart.com will advertise on and be a sponsor of certain programs on the Oxygen cable channel, which is due to launch on February 2, 2000. In addition, Rightstart.com will operate a co-branded store in Mom's Online, Oxygen's parenting site,and be a sponsor of Oxygen's home page and its other websites. As part of the partnership, the Company and Rightstart.com will promote Oxygen Media in its stores and catalog and on its website. The partnership has a base term of three (3) years and provides for compensation valued at approximately $15 million to Oxygen Media. Also, as part of the agreement, Rightstart.com will issue warrants on 135,000 shares of its common stock to Oxygen Media at an exercise price of $11.25 per share.


Other Matters

Year 2000 Compliance

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

        The Company is currently working to identify and resolve all potential issues relating to the year 2000 on the processing of date-sensitive information by the Company's computerized information system. For purposes of addressing the issues and planning the appropriate resolutions, the Company has segregated its internal systems and individually assessed their state of readiness as follows:

                     Phase of Planning ("x" indicates phase is complete)
                     ---------------------------------------------------
System            Awareness  Assessment  Renovation  Validation  Implementation
------            ---------  ----------  ----------  ----------  --------------
Credit Card Processing   x        x           x           x             x
Inventory Maintenance    x        x           x           x             x
Accounting and Reporting x        x           x           x             x
Point of Sale
  Transactions           x        x           x           x
Internet Transactions    x        x           x           x             x
Non-computerized         x        x           x           x             x
systems (none are
material to the
Company's
operations)


        In addition to resolving any year 2000 issues on the Company's internal systems, the Company is working with its third party vendors in implementing the appropriate solutions. The Company estimates that the maximum cost of addressing its year 2000 issues is approximately $125,000 for hardware and software.

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

     The Company filed no reports on Form 8-K during the third quarter of 1999.



The following exhibits of The Right Start, Inc. are included herein.


Exhibit
Number

10.24   Waiver and Fifth Amendment to Loan and Security Agreement

10.25   Sixth  Amendment to Loan and Security  Agreement and First
           Amendment to Secured Capex Note

27      Financial Data Schedule

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.



                              THE RIGHT START, INC.



Date:  December 14, 1999                             /s/    JERRY R.WELCH
------------------------                             --------------------
                                                            Jerry R.Welch
                                                  President and Chief Executive
Officer




Date:  December 14, 1999                            /s/ GINA M. ENGELHARD
------------------------                             --------------------
                                                        Gina M. Engelhard
                                                        Chief Financial Officer