Form 10-K
period 2000-01-29
RIGHT START INC /CA
filed 2000-04-28
CIK 878720

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)
(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934)

                  For the fiscal year ended January 29, 2000

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the Transition Period from ______________ to _____________.

                        Commission file number 0-19536

                             THE RIGHT START, INC.
               -------------------------------------------------
            (Exact name of registrant as specified in its charter)


               California                              95-3971414
               ----------                              ----------
    (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                 Identification No.)

        5388 Sterling Center Dr., Westlake Village, California    91361
        ---------------------------------------------------------------
          (Address of principal executive offices)        (Zip code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [_]

As of April 25, 2000, approximately 3,262,124 shares of the Registrant's Common Stock held by non-affiliates were outstanding and the aggregate market value of such shares was approximately $14,679,558.

As of April 25, 2000 there were outstanding 5,614,175 shares of Common Stock, no par value, with no treasury stock.

Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on August 24, 2000 (the "Proxy Statement") are incorporated by reference into Part III hereof.

                                    PART I


ITEM 1.  BUSINESS
-------  --------

Forward-Looking Statements
--------------------------

     When used in this report and elsewhere by management from time to time, the words "believes," "anticipates," and "expects" and similar expressions are intended to identify forward-looking statements with respect to our financial condition, results of operations and business and that of our majority-owned online subsidiary, RightStart.com, a Delaware corporation ("RightStart.com"). Certain important factors, including but not limited to competition from other children's product retailers, losses expected in the online business, limitations on access to capital to fund the expansion and the growth in the number of our physical stores and in RightStart.com's online business, the dependence of RightStart.com on its technology services provider, consumer acceptance of online retailing and RightStart.com's online stores and the lack of operating experience at RightStart.com, could cause actual results to differ materially from those expressed in our forward-looking statements. Further information on potential factors that could affect our financial condition and that of RightStart.com, is included in our filings and the filings of RightStart.com with the Securities and Exchange Commission. We caution readers not to place undue reliance on forward-looking statements, which speak only as of the date of this filing. We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after that date.

General
-------

     The Right Start, Inc., a California corporation, is a leading specialty retailer of high-quality developmental, educational and care products for infants and children. RightStart.com is our majority-owned online subsidiary. Together, we market our products through our 53 retail stores located throughout the United States, RightStart.com's nationally distributed catalog, and RightStart.com's online store located at www.rightstart.com. We are a market
                                         ------------------
leader offering approximately 1,500 items targeting infants and children through age three in our 53 retail stores. RightStart.com is also a market leader online and offers approximately 4,500 items for infants and children through age
twelve.   Together, we are dedicated to providing our customers with a unique shopping experience by offering a trusted assortment of products, carefully selected with regard to quality, safety and developmental value and by providing a high level of customer service.

History
-------

     We were formed as a catalog company in 1985 to capitalize upon growing trends towards the use of mail order catalogs and the demand for high quality infants' and children's goods. Until our formation, new parents' alternatives were limited to low-service, mass merchandise stores or sparsely-stocked, high-priced infants' and children's specialty stores. To counter this, we carefully screen infant and toddler products in order to identify those we consider to be the "best of the best," that is, the safest, most durable, best designed and best valued items. We and RightStart.com currently select this kind of product from over 350 vendors worldwide.

     We then expanded our distribution channels beyond The Right Start catalog and into specialty retail sales through The Right Start stores. Based on the results of the retail stores, our strategy evolved to include a reduction in The Right Start catalog circulation and plans for a major retail expansion. Since 1996 when we began this expansion, we have grown to 53 retail stores currently in operation nationwide.

     We formed RightStart.com in April 1999 and in June 1999, RightStart.com launched its online store. RightStart.com expanded the available offerings under the Right Start brand name by establishing online stores that feature products for children through age twelve and their caregivers; as well as a Teachers' Store carrying educational items for the home and classroom.

     In our physical stores, we focus on customer service by offering customers carefully selected products presented by sales associates with extensive product knowledge. RightStart.com's online stores provide a number of customer services aimed at bringing the specialty retail experience of our physical stores to RightStart.com's online customers, including free ground shipping on orders over $30, deluxe gift wrapping, guaranteed same-day shipping, guaranteed in-stock availability of products featured on RightStart.com's online store, 24-hour customer service, live online help and product returns to any of our physical stores nationwide. In addition, RightStart.com's online store provides editorial content, including articles from leading parenting publications and interactive content from child development and health care professionals.

Retail Store Operations
-----------------------

     Currently, we have 53 physical stores in operation. The stores' product mix includes a wide variety of items to meet the needs of parents of infants and small children up to age three, all presented within a store designed to provide a safe, baby-friendly environment for the shopping ease of new parents.

     The number of physical stores open reflects the rapid growth that we experienced in 1996 and 1997, during which period we opened 24 mall stores. After studying the results of both mall and street locations, we concluded that street-location stores provide our customers more convenient access and shopping since many are shopping with infants and small children. Further, street-location stores are more cost efficient to build and operate. Accordingly, we adopted a store opening plan that provided for the opening of eight street-location stores in 1998, and thirteen street-location stores in 1999.

     In addition to reevaluating store location strategy, in 1997 we determined that some of our existing mall locations were not performing at an acceptable level and implemented a store closing plan for those stores. Nine mall stores were closed in 1998 and one mall store was closed in 1999.

     Our growth strategy for retail operations includes continued street-location store openings.

Investment in RightStart.com
----------------------------

     RightStart.com is our majority-owned subsidiary. As part of its formation we contributed assets comprising our catalog and online operations to RightStart.com. In July 1999, RightStart.com raised $15 million in a private equity offering to third-party investors and used that money to create and market each of the following online stores: the Baby Store (infant through two years old), the Kids' Development Store (three through six years old), the Big Kids' Store (six through twelve years old) and the Teachers' Store.

     Together with RightStart.com, we now offer a multi-faceted retail platform designed to leverage the Right Start brand name and increase sales from existing and new customers for ourselves and RightStart.com. In July 1999 we entered into a management services agreement pursuant to which we supply corporate, administrative and marketing services, promotional services and inventory to RightStart.com and an intellectual property agreement pursuant to which we assigned intellectual property intrinsically related to the online stores and catalog operations to RightStart.com, granted a license to RightStart.com to use our customer lists and granted to RightStart.com a license to use our trademarks and trade names and other intellectual property in connection with the online stores. We received rights to use information collected about users by RightStart.com, the lists of catalog customers we assigned to RightStart.com as well as intellectual property associated with RightStart.com's online stores (though not to be used for any other online business).

     RightStart.com has employed a strategy of outsourcing some activities essential to the online business. Since the launch of the online store in June 1999, RightStart.com has outsourced its technology department and its fulfillment activities, including its warehousing and logistics operations and its call center and customer service activities. As a result, RightStart.com has engaged employees primarily in managerial, merchandising and marketing roles. RightStart.com is substantially dependent on the technology services it receives from its technology services providers who host, maintain and develop its website and provide technical assistance to its third-party distribution
provider and its in-house logistics team.   RightStart.com's principal
technology service provider is also a shareholder of RightStart.com and we believe their relationship to be good and, if necessary, RightStart.com could locate replacement services without material difficulty. RightStart.com recently employed a Chief Technical Officer and expects to develop its own technology department and assume day-to-day operations and maintenance of its online stores in early 2001. Neither we nor RightStart.com has long-term contracts with our respective fulfillment services providers but we believe that replacement providers could be found without material difficulty should the need
arise.   Nonetheless, a failure in any of these outsourced services could have a material adverse effect on us or RightStart.com.

     The Right Start catalog offers a mail order alternative for Right Start customers. The Right Start catalog has been in existence over fifteen years and continues to offer a quality selection of Right Start products through national distribution. Several attractive glossy issues are mailed each year, targeting our principal customers: educated, first-time parents from 23-40 years old, with an average annual income in excess of $60,000 who also constitute a substantial portion of RightStart.com's customers. The Right Start catalog is sent to qualified segments of the customer list we and RightStart.com have compiled and to selected rented lists. In order to target customers efficiently, the customer list is segmented by frequency, recency and size of purchase. Rented lists are evaluated based on historical performance of mailings and the availability of names meeting the Right Start customer profile.

Marketing and Promotion
-----------------------

     We have implemented a number of national, regional and local marketing programs to reinforce our brand name and increase customer awareness of our new store locations. These programs include print ads in national and regional publications, direct mail and local newspaper advertisements and promotions such as our January Travel Department discount program.

     RightStart.com also purchases print ads in national publications and uses its catalogs and other direct mail pieces to promote its online stores. RightStart.com has entered into a strategic alliance with Oxygen Media, which provides advertising across multiple formats. In addition, RightStart.com has entered into affiliations with companies such as E-greetings in the online greeting card sector, MP3.com in the online music sector, Allpets.com in the online pets supplies sector and MyEvents.com in the online event and family organizer sector and is exploring additional relationships.

     Together, we and RightStart.com use a marketing database consisting of approximately 2.7 million names and addresses we have collected. In addition, RightStart.com recently has purchased an additional 1.4 million names and addresses from another specialty retailer of products for children ages four to twelve. We and RightStart.com each also collect e-mail addresses from our respective customers. Customers' names and addresses are used, consistent with RightStart.com's published privacy policy and general direct marketing standards, for promotional mailings, e-mails and other direct marketing activities.

     Finally, we have taken advantage of the cross-promotional opportunities that exist between our physical stores and RightStart.com's online stores. We promote RightStart.com in our physical stores through in-store signage. RightStart.com promotes our physical stores through our returns policy and store locator in

RightStart.com's online stores, as well as in our joint alliances with online entities and Oxygen Media which we believe promote brand awareness in addition to increasing the value in RightStart.com.

Purchasing
----------

     We and RightStart.com now purchase products from over 350 different vendors worldwide. In total, we import approximately 12% of the products sold in our physical stores and RightStart.com imported approximately 9% of the products it sold online from launch through January 1, 2000.

Employees
---------

     As of April 18, 2000, we employed 348 employees, 169 of whom were part-time. As of April 18, 2000, RightStart.com had 34 full-time employees and 3 part-time employees. Neither our employees nor RightStart.com's employees have entered into any collective bargaining agreements nor are they represented by unions. We and RightStart.com each consider our employee relations to be good.

Competition
-----------

     The retail market for infant and toddler products served by our physical stores is very competitive. Significant competition currently comes from "big box" concept stores, such as Babies "R" Us, Burlington Baby and Target, as well as a few specialty retailers such as Zany Brainy and Noodle Kidoodle. The "big box" type of operation offers customers an extensive variety of products for children and is typically located in up to 50,000 square feet of retail space, generally in lower real estate cost locations. In addition, many national and regional mass merchants offer infant and toddler products in conjunction with a full line of hard and soft goods and the competition for RightStart.com impacts us as well.

     The online market for developmental, educational and care products for children is also intensely competitive. This market is newly developing and rapidly evolving. In addition, access to capital in this market has been constricting. We expect competition may intensify in the future as the market consolidates and as large competitors with physical assets enter the market. RightStart.com's online business principally competes with online retailers, traditional store-based retailers and catalog retailers, including specialty stores, mass-market retailers, discount chains, department stores and mail-order catalogs. RightStart.com's competitors include Amazon.com, KB Kids.com, eToys, Toys "R" Us, Zany Brainy, Noodle Kidoodle, Target, Wal-Mart, FAO Schwartz, Baby Center, iBaby, AOL, Yahoo! and others.

     There are a variety of general and specialty catalogs selling infants' and children's items in competition with The Right Start catalog. Competition for The Right Start catalog, however, has come primarily from "One Step Ahead," "Kids Club" by Perfectly Safe, and "Sensational Beginnings." These catalogs emerged several years after The Right Start catalog was launched and directly compete by offering a very similar product line at comparable price points to the same target market.

     We believe that competition for us in traditional retail business and for RightStart.com in the online retail and catalog businesses is based on brand name recognition, product selection, price, convenience, customer service and, for the online and catalog businesses, the speed and reliability of fulfillment. We believe that we distinguish ourselves and that RightStart.com distinguishes itself by offering a full assortment of children's developmental, educational and care products carefully selected with regard to quality, safety, developmental and educational value. As specialty retailers, we each also focus on providing the highest levels of customer service. In addition, we believe the relationship between ourselves and RightStart.com provides us and RightStart.com with advantages relative to single channel retailers in our respective markets, including cross-marketing opportunities, vendor
relationships, distribution capabilities and enhanced customer convenience.   We
believe RightStart.com will be able to differentiate itself from its competitors by drawing on the strong Right Start brand name, our long-standing vendor relationships and our extensive knowledge and experience successfully marketing products for infants and children.

Trademarks
----------

     We have registered and continue to register, when deemed appropriate, our trademarks, trade names and domain names, including "The Right Start," "RightStart.com," and "The Right Start Catalog." We consider these trademarks and tradenames to be readily identifiable with, and valuable to, our business and to the business of RightStart.com. We license much of our intellectual property to RightStart.com for use in its online business on a royalty-free basis.

ITEM 2.  PROPERTIES
-------  ----------

     Currently, we operate 53 retail stores in the following 15 states:
California, Colorado, Massachusetts, Minnesota, New Jersey, Illinois, Pennsylvania, New York, Connecticut, Michigan, Washington, Missouri, Virginia, Maryland and Ohio. We lease each of our retail locations under operating leases with lease terms ranging from five to ten years. At some locations, we have options to extend the term of the lease. In most cases, rent provisions include a fixed minimum rent and, in some cases, a contingent percentage rent based on net sales of the store in excess of a defined threshold.

     We currently lease approximately 23,000 square feet as a sub-tenant in a mixed-use building in Westlake Village, California. Our corporate offices and those of RightStart.com both reside in this space. The sub-lease agreement terminates in June 2001.

     Both we and RightStart.com use third-party distribution and fulfillment providers and therefore do not directly lease or own any warehouse space. The inventory for our physical stores is located in Pennsylvania and California and the inventory for RightStart.com is located primarily in Pennsylvania. RightStart.com's web servers are located in third-party hosting facilities in Los Angeles, California.

ITEM 3.  LEGAL PROCEEDINGS
-------  -----------------

     We are a party to various legal actions arising in the ordinary course of business. In the opinion of management, any claims that may arise from these actions are adequately covered by insurance or are without significant merit. We believe that the ultimate outcome of these matters will not have a material adverse effect on our financial position or results of operations. RightStart.com is not a party to any litigation.

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ----------------------------------------------------

Not applicable.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDERS'
-------   ---------------------------------------------------------------
          MATTERS
          -------

     Our common stock is traded on the Nasdaq National Market system under the symbol RTST. Our common stock is held of record by approximately 86 registered shareholders as of April 25, 2000. The following table sets forth the range of high and low bid prices on the Nasdaq National Market for our common stock for the fiscal year ended January 30, 1999 ("Fiscal 1998") and the fiscal year ended January 29, 2000 ("Fiscal 1999"). The bid price quotations listed below reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                          Bid Price (1)
                             --------------------------------------
      Fiscal 1999                High                     Low
      -----------                ----                     ---
      First Quarter             $ 8.50                $ 5.00
      Second Quarter             10.00                  6.50
      Third Quarter              15.00                  6.63
      Fourth Quarter             23.75                 13.00

      Fiscal 1998
      -----------
      First Quarter             $ 4.50                $ 2.75
      Second Quarter              3.75                  1.75
      Third Quarter               2.75                  1.50
      Fourth Quarter              4.50                  2.00

(1) Bid prices have been restated to give effect to our one-for-two reverse stock split which was reflected on Nasdaq at the opening of trading on December 16, 1998.

     As of April 25, 2000 our High Bid Price was $5.00 and our Low Bid Price was $4.25.

     We have never paid dividends on our common stock and currently do not expect to pay dividends in the future. In addition, our credit agreement contains a number of financial covenants which may, among other things, limit our ability to pay dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operation."

ITEM 6.   SELECTED FINANCIAL DATA - The selected consolidated financial data
-------   -----------------------
presented below as of and for our fiscal year ended June 1, 1996 ("Fiscal 1996"), the 33-Week Transition Period ended February 1, 1997, the fiscal year ended January 31, 1998 ("Fiscal 1997"), Fiscal 1998 and Fiscal 1999 have been derived from consolidated financial statements which, except for 1996 and the 33-Week Transition Period, are contained elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data set forth below are qualified in their entirety by, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements, the notes thereto and other financial and statistical information included elsewhere in this Annual Report on Form 10-K.

                                                 Fiscal                      33-Week
                                 --------------------------------------    Transition      Fiscal
                                    1999          1998          1997         Period         1996
                                    ----          ----          ----    ---------------------------
                                            (Dollars in thousands except share data)
Earnings Data
 Revenues:
  Net sales                      $   49,079    $   36,611    $   38,521    $   27,211    $   40,368
  Other revenues                                                                                877
                              ---------------------------------------------------------------------
                                     49,079        36,611        38,521        27,211        41,245


  Net loss                          (10,842)       (5,680)       (9,241)       (5,378)       (3,899)
  Basic and diluted loss              (2.14)        (1.13)        (2.01)        (1.34)        (1.19)
   per share
Share Data
 Weighted average shares
  outstanding                     5,355,756     5,051,820     4,594,086     4,003,095     3,268,407

                                                 Fiscal                      33-Week
                                 --------------------------------------    Transition      Fiscal
                                    1999          1998          1997         Period         1996
                                    ----          ----          ----    ---------------------------
                                                 (Dollars in thousands)
Balance Sheet Data
 Current assets                  $   17,424    $    8,300    $    8,908    $   11,704    $    8,353
 Total assets                        30,727        17,671        18,462        22,982        17,475
 Current liabilities                 12,943         6,572         4,796         8,457         4,649
 Long-term debt                       3,000            --         8,734         5,643            --
 Shareholders' equity                 7,921         7,861         3,307         7,172        11,902

All share data has been restated to give effect to our one-for-two reverse stock split which was effective December 15, 1998.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------   ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

Overview

     The Right Start, Inc. sells developmental, educational and care products for infants and children through retail stores ("Retail Store Operations") and holds a majority ownership in RightStart.com, which sells a similar type of product to a broader age group on the Internet and through a mail order catalog. To facilitate the analysis of our historical results, each of the two distinct operations is discussed separately below.

Retail Store Operations
-----------------------

The Right Start, Inc. operates 53 retail stores in 15 states throughout the United States. The stores' product mix includes a wide variety of items to meet the needs of infants, small children and their care givers, all presented within a store designed to provide a safe, baby-friendly environment for the shopping ease of new parents.

     The following table sets forth the unaudited statement of operations data for the periods indicated for Retail Store Operations:

                                                             Fiscal 1999                Fiscal 1998                Fiscal 1997
                                                      ----------------------------------------------------------------------------

Retail Net Sales                                        38,043,000    100.00%      31,875,000    100.00%      31,107,000    100.00%
Cost of goods sold                                      18,878,000     49.62%      16,396,000     51.44%      15,691,000     50.44%
                                                      -----------------------------------------------------------------------------

   Gross Profit                                         19,165,000     50.38%      15,479,000     48.56%      15,416,000     49.56%
Operating expense                                       14,418,000     37.90%      12,880,000     40.41%      14,927,000     47.99%
Marketing and advertising costs                            830,000      2.18%         387,000      1.21%         193,000      0.62%
General and administrative expenses                      3,310,000      8.70%       2,899,000      9.09%       3,096,000      9.95%
Non-cash compensation expense                            1,794,000      4.72%               -      0.00%               -      0.00%


Depreciation and amortization expense                    1,672,000      4.40%       1,470,000      4.61%       1,590,000      5.11%
Other expense                                                    -      0.00%               -      0.00%         698,000      2.24%
Store closing (income) expense                             151,000      0.40%        (113,000)    -0.35%       1,207,000      3.88%
Pre-opening costs                                          323,000      0.85%         209,000      0.66%         711,000      2.29%
Non-cash beneficial conversion feature                           -      0.00%       3,850,000     12.08%               -      0.00%
Interest expense                                           465,000      1.22%         640,000      2.01%       1,143,000      3.67%
                                                      ------------------------------------------------------------------------------
   Loss before income taxes and extraordinary items     (3,798,000)    -9.98%      (6,743,000)   -21.15%      (8,149,000)   -26.20%
Extraordinary gain on debt restructure, net                      -      0.00%       1,211,000      3.80%               -      0.00%
Tax provision                                               68,000      0.18%          22,000      0.07%          27,000      0.09%
                                                      -----------------------------------------------------------------------------
   Net loss                                             (3,866,000)   -10.16%      (5,554,000)   -17.42%      (8,176,000)   -26.28%
                                                      ============                 ==========                 ==========


Fiscal 1999 Compared With Fiscal 1998
-------------------------------------

     Net Sales. Retail net sales consist of gross product sales to customers net of returns. Retail net sales increased by $6.2 million, or 19.4%, from $31.9 million in Fiscal 1998 to $38.0 million in Fiscal 1999. The net sales growth reflects the impact of same store sales increases of 10.1% and the opening of thirteen new street -location stores, offset by the impact of one store closure.

     Cost of goods sold. Cost of goods sold consists primarily of the cost of products sold, inbound freight costs and inventory shrinkage costs. Retail gross margin increased from 48.6% in Fiscal 1998 to 50.4% in Fiscal 1999 as a result of changes in the product mix to include significantly more developmental toys, books, videos and other media that have higher gross margins.

     Operating expense. Retail operating expense consists of store operational expenses, retail personnel costs, and costs related to the distribution and warehousing of our retail merchandise. Retail operating expense was $14.4 million in Fiscal 1999 as compared to $12.9 million in Fiscal 1998. The $1.5 million or 11.9% increase primarily reflects the addition of thirteen new store locations offset by a reduction in per store payroll and occupancy costs.

     Marketing and advertising expense. Retail marketing and advertising expense generally consists of print advertising in national and regional publications, as well as promotional mailings to our customers. Marketing and advertising expense increased from $0.4 million in Fiscal 1998 to $0.8 million in Fiscal 1999. This growth reflects our increased utilization of promotional mailings to our customer database, as well as expenses incurred to increase brand awareness in our regional markets.

     General and administrative expense. General and administrative expense consists primarily of the costs related to management, financial, merchandising, inventory, professional service fees and other administrative support attributable to Retail Store Operations. General and administrative expense increased 14.2 % to $3.3 million for Fiscal 1999 compared to $2.9 million for Fiscal 1998.

     Pre-opening costs. Pre-opening costs consist primarily of non-recurring marketing, advertising, and other expenses related to the opening of new store locations. Pre-opening costs increased $0.1 million from $0.2 million in Fiscal 1998 to $0.3 million in Fiscal 1999. The increase was due to the opening of thirteen new stores in Fiscal 1999 versus eight stores in 1998, offset by a 10% reduction in per store costs.

     Depreciation and amortization. Depreciation and amortization expense increased $0.2 million or 13.7% from $1.5 million in Fiscal 1998 to $1.7 million in Fiscal 1999. The increase was due to the additional assets placed in service related to new store openings.

     Non-cash compensation expense. During the second quarter of 1999, we recorded $1.8 million of non-cash compensation expense associated with the vesting of performance options that had been granted to our executive officers. This expense results from the increase in the price of our common stock from the date of grant of the options to the date on which vesting occurred.

     Store closing expense. Store closing expense in Fiscal 1999 represents the net book value of assets written off related to the stores closed during the second quarter of Fiscal 1999. Store closing income in Fiscal 1998 represents the net amount recognized from the sale of leaseholds on closed stores, offset by store closing costs.

     Interest expense. Interest expense, net decreased to $0.5 million in Fiscal 1999 from $0.6 million in Fiscal 1998. The decrease reflects a reduction in our outstanding borrowings. In 1998, we recorded a non-cash charge of $3.85 million related to the amortization of the discount associated with the $3.85 million of non-interest bearing senior subordinated notes issued during the first quarter of Fiscal 1998. The senior subordinated notes were exchanged for preferred stock in December 1998. See "Liquidity and Capital Resources - Recapitalization."

     Tax provision. Provision for income taxes is related to state income taxes. No federal or state income tax benefit was recorded for Fiscal 1999 or Fiscal 1998 due to the uncertainty surrounding realizing any tax benefits in future years.

Fiscal 1998 Compared With Fiscal 1997
-------------------------------------

     Net Sales. Retail net sales were $31.9 million in Fiscal 1998 and $31.1 million in Fiscal 1997. Retail net sales increased $.8 million or 2.5%, reflecting the impact of same-store sales increases of 6.5% and the opening of eight new street location stores, offset by the impact of eleven store closures.

     Cost of goods sold. Retail cost of goods sold represented 51.4% of sales in Fiscal 1998 compared to 50.4% of sales in Fiscal 1997. The slight decline in gross margin resulted from the additional markdowns taken in conjunction with the closing of certain mall stores and from the conversion of three of our remaining mall stores to a discount format. The discount store format was adopted in three poor performing stores in an effort to better meet the demographics of the customers in those markets.

     Operating expense. Retail operating expenses declined 13.7% or $2.0 million in Fiscal 1998 as compared to Fiscal 1997. The retail reductions include $0.5 million of occupancy costs related to store closings (offset somewhat by street location openings), $0.8 million of distribution cost reductions and $0.7 million of payroll and other operating cost reductions.

     General and administrative expense. General and administrative expense decreased to $2.9 million in Fiscal 1998 as compared to $3.1 million in Fiscal 1997. The decrease was primarily due to payroll and occupancy cost reductions in conjunction with management's ongoing expense management.

     Pre-opening costs. Pre-opening costs decreased $0.5 million from $0.7 million in Fiscal 1997 to $0.2 million in Fiscal 1998. The reduction was due to the reduction in pre-opening costs per store opened as well as the impact, in Fiscal 1997, of our previous policy of recognizing store opening costs evenly over the stores' first twelve months of operations for the stores opened in 1996. In the third quarter of Fiscal 1997, we changed our method of accounting for pre-opening costs and began expensing them as incurred.

     Depreciation and amortization. Depreciation and amortization expense decreased $0.1 million or 7.5% in Fiscal 1997 to $1.5 million in Fiscal 1998. The decrease resulted from the closure of eleven stores, most of which were closed during the first half of Fiscal 1998, offset by the depreciation expense recognized on assets for the eight new stores opened in the second half of the fiscal year.

     Other expense. Other expense in Fiscal 1997 represents $0.2 million of severance expense for a former senior executive and $0.4 million in fixed assets and leasehold improvements written off in conjunction with our corporate office and distribution center moves.

     Store closing expense. Store closing income of $0.1 million in Fiscal 1998 is comprised of net revenues generated from store closings. We recovered the value of certain of the leases through either landlords or future tenants of the leased space. In the prior year, store closing expense includes $1.3 million of fixed assets and leasehold improvements written off in conjunction with planned store closures.

     Non-cash beneficial conversion feature amortization. This line item represents the one-time expense recognition associated with the issuance of our Series C convertible Preferred Stock in connection with our recapitalization. See "Liquidity and Capital Resources - Recapitalization."

     Interest (income) expense. Interest expense decreased $0.5 million from $1.1 million in Fiscal 1997 to $0.6 million in Fiscal 1998. The 44.0% decrease results from the restructuring of our subordinated debt to eliminate interest on that debt and lower overall borrowings.

RightStart.com  Operations
--------------------------

     RightStart.com was formed in April 1999 to focus on sales on the Internet. As part of its initial capitalization, RightStart.com acquired the catalog operations from The Right Start, Inc. in order to obtain an existing fulfillment infrastructure as well as a significant, cost-effective marketing vehicle for promoting our online store. In addition, management of RightStart.com believes the online store will benefit from the merchandising and marketing experience acquired through the catalog operations as well as the catalog's database of customer information. Management of RightStart.com intends to continue to leverage the catalog to market and promote RightStart.com's online stores aggressively. Each of the approximately 2.6 million catalogs distributed in Fiscal 1999 prominently promoted RightStart.com's online stores.

     Online sales are presented on a gross basis, which is after product returns but before promotional discounts, and on a net basis after promotional discounts. Promotional discounts have been used to attract customers to RightStart.com's recently launched online stores. Management of RightStart.com may continue to offer promotional discounts in order to rapidly develop a customer base and expand product offerings to additional age groups although it has reduced the size of its discounts and may consider further reductions as it deems appropriate.

     The online stores were launched on June 29, 1999. As a result, Fiscal 1999 is comprised of 52 weeks of catalog operations from January 31, 1999 through January 29, 2000 and 31 weeks of online store operations from June 29, 1999 through January 29, 2000. Fiscal 1998 and Fiscal 1997 are each comprised of 52 weeks of catalog operations and no online store operations.

     The following table sets forth the unaudited statement of operations data for the periods indicated for RightStart.com:

                                                           Fiscal 1999               Fiscal 1998                Fiscal 1997
                                                     --------------------------------------------------------------------------
Catalog Sales                                         $ 3,645,000     33.0%      $4,736,000    100.0%      $ 7,414,000    100.0%
Online store sales before promotional discounts         9,020,000     81.7%               -                          -
                                                     --------------------------------------------------------------------------
    Total Sales                                        12,665,000    114.8%       4,736,000    100.0%        7,414,000    100.0%
Promotional discounts related to online store           1,629,000     14.8%               -                          -
                                                     --------------------------------------------------------------------------


   Net sales                                           11,036,000    100.0%       4,736,000    100.0%        7,414,000    100.0%
Cost of goods sold                                      6,401,000     58.0%       2,180,000     46.0%        3,553,000     47.9%
                                                     --------------------------------------------------------------------------
   Gross Profit                                         4,635,000     42.0%       2,556,000     54.0%        3,861,000     52.1%
Operating Expense                                       5,952,000     53.9%       2,226,000     47.0%        4,092,000     55.2%
Marketing and advertising expense                       6,403,000     58.0%               -      0.0%                -      0.0%
General and administrative expense                      1,996,000     18.1%         438,000      9.2%          816,000     11.0%
Non-cash compensation expense                             220,000      2.0%               -      0.0%                -      0.0%
Depreciation expense                                      278,000      2.5%          18,000      0.4%           18,000      0.2%
Interest income                                          (238,000)    -2.2%               -      0.0%                -      0.0%
                                                     --------------------------------------------------------------------------
   Loss before income taxes and minority interest      (9,976,000)   -90.4%        (126,000)    -2.7%       (1,065,000)   -14.4%
Tax provision (benefit)                                         -      0.0%               -      0.0%                -      0.0%
Minority Interest in consolidated subsidiary loss       3,000,000     27.2%               -      0.0%                -      0.0%
                                                     --------------------------------------------------------------------------
    Net loss                                           (6,976,000)   -63.2%        (126,000)    -2.7%       (1,065,000)   -14.4%


     Sales. Gross sales consist of product sales to customers and are net of product returns. Net sales are net of promotional discounts. Since RightStart.com, during the periods presented, provided free shipping on a substantial number of its sales, net sales does not include revenues related to shipping charges. Net sales increased by $6.3 million, or 133.0%, to $11.0 million in Fiscal 1999 from $4.7 million in Fiscal 1998. This growth in net sales was attributable to the launch of the online stores on June 29, 1999, partially offset by a decline in catalog sales. Online store net sales were $7.4 million in Fiscal 1999, compared to no sales in Fiscal 1998. Fiscal 1999 online store net sales are net of promotional discounts of $1.6 million. Catalog net sales decreased $1.1 million, or 23.0%, to $3.6 million in Fiscal 1999 from $4.7 million in Fiscal 1998. The majority of the decline in catalog net sales was attributable to a planned reduction in catalog circulation and a shift of a portion of the direct-mail business from catalog to the online store operations.

     Cost of goods sold. Cost of goods sold consists primarily of the cost of products sold, inbound freight costs and inventory shrinkage costs. Gross profit as a percentage of net sales, or gross margin, decreased to 42.0% in Fiscal 1999 from 54.0% in Fiscal 1998. Gross margin on catalog net sales increased to 56.4% in Fiscal 1999 from 54.0% in Fiscal 1998, due to a more favorable product mix. Gross margin on online store net sales was 34.7% in Fiscal 1999. Gross margin on online store net sales was lower than gross margin on catalog net sales in Fiscal 1999 due to the introductory promotional discounting offered to customers during the initial start-up of the online store operations as well as a different mix of products offered in the online store.

     Operating expenses. Operating expenses consist primarily of net fulfillment expenses (including shipping and handling expenses net of amounts paid by customers), credit card processing fees and expenses related to catalog production and distribution, product distribution and customer service, as well as related personnel costs. Operating expenses increased by $3.7 million, or
167.4 %, to $5.9 million in Fiscal 1999 from $2.2 million in Fiscal 1998. As a percentage of net sales, operating expenses increased to 53.9 % in Fiscal 1999 from 47.0% in Fiscal 1998. Operating expenses related to the catalog decreased by $0.2 million, or 8.0%, to $2.0 million in Fiscal 1999 from $2.2 million in Fiscal 1998. As a percentage of net catalog sales, operating expenses related to the catalog increased to 56.2% in Fiscal 1999 from 47.0% in Fiscal 1998. This increase as a percent to sales was due to lower sales. Operating expenses related to the online store were $3.9 million in Fiscal 1999.

     Marketing and advertising expense. Marketing and advertising expense consists of radio, television, magazines, newspaper, direct mail, e-mail and on-line solicitations, including all production and distribution, incurred in connection with solely promoting our online store which amounted to $6.4 million or 71.0% of online store sales in Fiscal 1999. There was no comparable activity in the prior year.

     General and administration expenses. General and administration expenses consist primarily of the costs related to website hosting and maintenance, management and support personnel, fees paid to The Right Start, Inc.

for accounting, payroll, and administrative support services under a management services agreement, professional service fees and office lease expenses. General and administration expenses increased $1.6 million, or 355.7 %, to $2.0 million in Fiscal 1999 from $0.4 million in Fiscal 1998. As a percentage of net sales, general and administrative expenses increased to 18.1% in Fiscal 1999 from 9.2% in Fiscal 1998. Fiscal 1999 general and administrative included direct fees paid to The Right Start, Inc. of $0.4 million.

     Depreciation Expense. Depreciation expense increased $260,000 from $18,000 in Fiscal 1998 to $278,000 in Fiscal 1999. This increase was due primarily to web site hardware and software additions which are being depreciated over a three year period.

     Non-cash compensation expenses. Non-cash compensation expenses relates to stock options granted at exercise prices below the deemed fair value of RightStart.com common stock. A non-cash compensation expense of $220,000 was recorded in Fiscal 1999. There was no non-cash compensation expense in Fiscal 1998.

     Interest income. Interest income related to earnings on cash generated from the sale of preferred stock in July 1999 totaled $238,000 in Fiscal 1999. There was no interest income in Fiscal 1998.

     Tax provision. Tax provision has been computed as if RightStart.com had operated as a separate entity for all periods presented. As a result of net losses, no benefit for income taxes was recorded for Fiscal 1999, Fiscal 1998 or Fiscal 1997. As of January 29, 2000, RightStart.com had net operating loss carryforwards for federal tax purposes of $9.7 million and for state tax purposes of $4.8 million. These carryforwards expire in 2020 for federal tax purposes and in 2005 for state tax purposes, if not previously utilized. A tax benefit has not been recorded for any period presented due to uncertainties surrounding the timing of realizing any benefits in future years.

     Minority interest in consolidated subsidiary. Minority interest represents minority stockholders' share of RightStart.com losses. The allocation of the loss to the minority interest in the amount of $3,000,000 in Fiscal 1999 was due to the conversion of preferred stock into common stock of RightStart.com. The allocation of the loss was on a proportional basis from the date of conversion.

Fiscal 1998 Compared to Fiscal 1997
-----------------------------------

     Net sales. Net sales for Fiscal 1998 and Fiscal 1997 were comprised of sales from the catalog. Net sales decreased $2.7 million, or 36.1%, to $4.7 million in Fiscal 1998 from $7.4 million in Fiscal 1997. The decline in net sales resulted from the mailing of 44.9% fewer catalogs in accordance with The Right Start, Inc. management's operating plan to de-emphasize the catalog business in favor of The Right Start, Inc.'s retail store operations.

     Cost of goods sold. Gross margin increased to 54.0% in Fiscal 1998 from 52.1% in Fiscal 1997 due to a more favorable mix of products sold.

     Operating expenses. Operating expenses decreased by $1.9 million, or 45.6%, to $2.2 million in Fiscal 1998 from $4.1 million in Fiscal 1997. As a percentage of net sales, operating expenses decreased to 47.0% in Fiscal 1998 from 55.2% in Fiscal 1997. This reduction is attributable to the decrease in the number of catalogs produced and distributed as well as improved cost controls. Distribution expenses of $45,000 in Fiscal 1998 and $473,000 in Fiscal 1997 were allocated from The Right Start, Inc.. This decrease in the allocations was due to a reduction in the ratio of net catalog sales to total net sales between the periods.

     General and administrative expenses. General and administrative expenses decreased by $378,000, or 46.3%, to $438,000 in Fiscal 1998 from $816,000 in
Fiscal 1997. As a percentage of net sales, general and administrative expenses decreased to 9.2% in Fiscal 1998 from 11.0% in Fiscal 1997. General and administrative expenses of $402,000 in Fiscal 1998 and $730,000 in Fiscal 1997 were allocated from The Right Start, Inc. This decrease in the allocations was due to a reduction in the ratio of net catalog sales to total net sales between the periods.

     Depreciation expense. No capital additions were made to the catalog business in fiscal 1998 and depreciation expense was unchanged from the prior year.

Liquidity and Capital Resources
--------------------------------

Recapitalization
----------------

     In April 1998 we completed a private placement of non-interest bearing senior subordinated notes in an aggregate principal amount of $3,850,000, together with detachable warrants to purchase an aggregate of 1,925,000 shares of common stock exercisable at $2.00 per share. The new securities were issued for an aggregate purchase price of $3,850,000 and were purchased principally by our affiliates. In connection with the sale of the new securities, we entered into an agreement (the "Agreement") with all of the holders of our existing subordinated debt securities, representing an aggregate principal amount of $6,000,000. Pursuant to the Agreement, each holder (of new and old securities) agreed to exchange all of its subordinated debt securities, together with any warrants issued in connection therewith, for newly issued shares of preferred stock. Ten shares of newly issued preferred stock were issued for each $1,000 principal amount of subordinated debt securities exchanged. The total number of shares issued were 30,000, 30,000 and 38,500 for Preferred Stock Series A, B and C, respectively. Holders of $3,000,000 principal amount of existing subordinated debt securities elected to receive Series A Preferred Stock which has no fixed dividend rights, is not convertible into common stock, is mandatorily redeemable by us in May 2002 and will not accrue dividends unless we are unable to redeem the Series A Preferred Stock at the required redemption date, at which point dividends would begin to accumulate and accrue at a rate of $15 per share per annum. Holders of $3,000,000 principal amount of subordinated debt securities elected to receive Series B convertible preferred stock which has no fixed dividend rights and is convertible into common stock at a price per share of $3.00. Holders of the $3,850,000 principal amount of newly issued, non-interest bearing senior subordinated notes exchanged such debt securities (and the warrants issued in connection therewith) for Series C convertible preferred stock, which has no fixed dividend rights and is convertible into common stock at a price of $2.00 per share. The issuance of the shares of preferred stock occurred upon exchange of the subordinated debt securities in December 1998.

General
-------

     In Fiscal 1999, on a consolidated basis, we used $9.3 million in cash in our operating activities compared to the $340,000 in cash provided by our operating activities in Fiscal 1998. In Fiscal 1999, on a consolidated basis, we used $3.6 million in cash in investing activities for fixed asset additions compared to $1.3 million in Fiscal 1998 for fixed asset additions. The primary source of funds for this use of cash in Fiscal 1999 was the sale by RightStart.com to third-party investors of its preferred stock which netted proceeds of $13.7 million and borrowings under our $13 million senior credit facility (the "Credit Facility") totaling approximately $3.4 million.

Retail Store Operations
-----------------------

     During Fiscal 1999, our primary sources of liquidity for Retail Store Operations were from borrowings under the Credit Facility. The Credit Facility consists of a $10.0 million revolving line of credit for working capital (the "Revolving Line") and a $3.0 million capital expenditure facility (the "Capex Line"). Availability under the Revolving Line is subject to a defined borrowing base. As of January 29, 2000 borrowings of $3.4 million were outstanding under the Revolving Line and $3.0 million was outstanding under the Capex Line; $1.5 million was available at January 29, 2000 under the Revolving Line. Interest accrues on the Revolving Line at prime plus 1.0% and at prime plus 1.5% on the Capex Line. At January 29, 2000, the bank's prime rate of interest was 8.5%. The Credit Facility terminates on February 19, 2001, and on such date, all borrowings thereunder are immediately due and payable. Borrowings under the Credit Facility are secured by substantially all of our assets (including our stock in RightStart.com but excluding the assets of RightStart.com). We plan to replace the Credit Facility by January 2001.

     The Credit Facility, as amended, required us, excluding any contribution from RightStart.com, at all times during Fiscal 1999, to maintain net worth (defined to include equity, additional paid-in capital, retained earnings (accumulated deficit) and subordinated debt and excluding the operating results of RightStart.com) of at least $8.0 million. The Credit Facility also required that our earnings before interest, taxes, depreciation and amortization and non recurring charges ("EBITDA") exceed $500,000 for each of the twelve months ended January 31, 2000, the twelve months ending April 30, 2000, the twelve months ending July 31, 2000, the twelve months ending October 31, 2000 and the twelve months ending January 31, 2001. In addition, our capital expenditures are limited to $1,750,000 in Fiscal 2000. We entered into an amendment to the Credit Facility in April 2000 that reduced our minimum required EBITDA from $500,000 to $250,000 for the first quarter of Fiscal 2000, changed our required minimum net worth to amounts decreasing to a low of $6,772,000 as of the end of July 2000 and returning to $8,000,000 as of the end of August 2000 and added an amortization requirement to the Capex Line of $100,000 per month beginning May 1, 2000. We also received a waiver of compliance with the financial covenants under the Credit Facility for periods between the fiscal year end and the date of the amendment.

     We have a deferred tax asset of $13.8 million, which is reserved against by a valuation allowance of $12.4 million, for a net deferred tax asset of $1.4 million. Management expects that we will generate $4.0 million of taxable income within the next 15 years to utilize a minimum of $1.4 million of the net deferred tax asset. The taxable income will be generated through a combination of improved operating results and tax planning strategies. Rather than lose the tax benefit, we could implement certain tax planning strategies including the sale of certain of our operations or some of our investment in RightStart.com. Based on the expected operating improvements combined with tax planning strategies in place, management believes that adequate taxable income will be generated over the next 15 years in which to utilize a portion of the NOL carryforwards.

     Our ability to fund our operations, open new stores on our planned timeframe and maintain compliance with our Credit Facility is dependent on our ability to generate sufficient cash flow from operations and secure financing. We are considering our financing alternatives. Historically, we have incurred losses and may continue to incur losses in the near term. Depending on the success of our business strategy, we may continue to incur losses. Losses could negatively affect working capital and the extension of credit by our suppliers and impact operations.

RightStart.com
--------------

     During Fiscal 1999, RightStart.com's primary sources of liquidity were from the issuance of Series A Convertible Preferred Stock in RightStart.com to third-party investors which provided net proceeds of $13.7 million. RightStart.com used those proceeds to create and stock the Baby Store, Kids' Development Store, Big Kids' Store and Teachers' Store and build an online business. The Credit Facility does not permit us to make investments in RightStart.com without lender consent. The offering and the purchase of website development and maintenance services for RightStart.com from its technology services provider through the exchange of common stock for these services has reduced our ownership of RightStart.com to approximately 60% of its outstanding common stock. In April 2000, RightStart.com sold secured bridge notes in the aggregate principal amount $2,180,000 (the "Bridge Notes") and warrants to purchase 109,000 shares of its common stock at an exercise price of $6.70 to affiliates, to provide funding until RightStart.com can obtain additional equity financing. A default on the Bridge Notes would permit such holders to foreclose on the assets of RightStart.com and require RightStart.com, to the extent it has not already done so, to issue to the holders of the notes, warrants to purchase an aggregate of 8,720,000 shares, or approximately 48.9% of the outstanding common stock of RightStart.com, at an exercise price of $0.25 per share. RightStart.com's ability to fund its operations and grow its market share is dependant upon its ability to raise additional capital. On January 18, 2000, RightStart.com filed a registration statement with the Securities and Exchange Commission with respect to an offering of its common stock. It has delayed that offering because of adverse market conditions. RightStart.com is considering its financing alternatives. In the event additional funds are not available, RightStart.com would reduce its spending on advertising, marketing and other operating costs.

  RightStart.com entered into a term sheet in November 1999 with Oxygen Media,
LLC.   The term sheet contemplates that over the three-year term of the proposed agreement RightStart.com would provide consideration approximating $13.7 million including in-kind consideration provided by us.

Impact of Inflation
-------------------

     The impact of inflation on results of operations has not been significant during our last three fiscal years.

Seasonality
-----------

     Our business is not significantly impacted by seasonal fluctuations, when compared to many other specialty retail and catalog operations. Our products are for the most part need-driven and the customer is often the end user of the product. We do, however, experience increased sales during the Christmas holiday season and expect that this seasonality may increase as RightStart.com's business for children through age twelve increases and forms a greater portion of our financial results.

Other Matters
-------------

Year 2000
---------

     The year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of our programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000 which could result in miscalculations or system failures.

     We were adequately prepared for year 2000 and did not experience any meaningful disruptions related to our information technology ("IT") and non-IT systems. Additionally, we did not encounter any disruptions in service or communications with our mission critical service vendors, suppliers of products, logistics vendors or it's customers.

New Accounting Requirements
---------------------------

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards FAS 133, "Accounting for Derivative Instruments and Hedging Activities," effective beginning in the first quarter of 2000. FAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires companies to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair
value.   FAS 133 was amended by Standard FAS No. 137 which defers the effective date of the FAS 133 to all fiscal quarters of fiscal years beginning after June 15, 2000. FAS No. 133 is effective for our first fiscal quarter in the year 2001 and is not expected to have a material effect on our financial position.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------  ----------------------------------------------------------

     In the ordinary course of operations, we face no significant market risk. Our purchase of imported products subjects us to a minimum amount of foreign currency risk. Foreign currency risk is that risk associated with recurring transactions with foreign companies, such as purchases of goods from foreign vendors. If the strength of foreign currencies increases compared to the United States dollar, the price of imported products could increase. We have no commitments, however, for future purchases with foreign vendors and, additionally, we have the ability to source products domestically in the event of import price increases.

     See "Management's Discussion and Analysis of Financial condition and Results of Operations -- Liquidity and Capital Resources" above for a discussion of our debt obligations, the interest rates of which are linked to the prime rate. We have not entered into any derivative financial instruments to mange interest rate risk, currency risk or for speculative purposes and we are currently not evaluating the future use of these instruments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------  -------------------------------------------

     Our financial statements and supplementary data is as set forth in Item 14(a) hereof.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------   ---------------------------------------------------------------
          FINANCIAL DISCLOSURE
          --------------------

     We have not had any disagreements with our accountants on our accounting and financial disclosure. As previously disclosed, we selected Arthur Andersen LLP to be our independent public accountants beginning in our last fiscal year which selection was approved by our stockholders at our last annual meeting held September 9, 1999.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------  --------------------------------------------------

     The information contained in our Proxy Statement under the captions "Executive Officers" and "Election of Directors" is incorporated herein by reference. Our Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of Fiscal 1999.

ITEM 11.  EXECUTIVE COMPENSATION
--------  ----------------------

     The information contained in our Proxy Statement under the caption "Executive Compensation and Other Information" is incorporated herein by reference. Our Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of Fiscal 1999.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------  --------------------------------------------------------------

     The information contained in our Proxy Statement under the caption "Principal Shareholders and Management" is incorporated herein by reference. Our Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of Fiscal 1999.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------  ----------------------------------------------

The information contained in our Proxy Statement under the caption
"Certain Relationships and Related Transactions" is incorporated herein by reference. Our Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of Fiscal 1999.

                                    PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K
--------     ----------------------------------------------------------------

(a)  The following documents are filed as part of this report.

     (1)    Financial Statements:                                                        Page
                                                                                         ----
     Report of Independent Public Accountants                                           F - 1

     Report of Independent Accountants                                                  F - 1-A

     Consolidated Balance Sheets - January 29, 2000 and January 30, 1999                F - 2

     Consolidated Statements of Operations - Periods Ended January 29, 2000,            F - 3
     January 30, 1999 and January 31, 1998

     Consolidated Statements of Shareholders' Equity - Periods Ended                    F - 4
      January 29, 2000, January 30, 1999 and January 31, 1998

     Consolidated Statements of Cash Flows - Periods Ended January 29, 2000,            F - 5
      January 30, 1999 and January 31, 1998

     Notes to Consolidated Financial Statements                                         F - 6


     (2)    Financial Statement Schedules:

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

     (3)  Listing of Exhibits

     The following exhibits are filed as part of, or incorporated by reference into, this annual report:

                               INDEX TO EXHIBITS
Exhibit
Number
------

  3.1   Amended and Restated Articles of Incorporation of the company, dated August 12, 1991(1)

  3.2   Amendment to Articles of Incorporation, dated August 20, 1991(1)

  3.3   Form of Amendment to Articles of Incorporation, dated August 24, 1991(1)

  3.4   Bylaws of the company, as amended(2)

  3.5   Specimen Certificate of the Common Stock (without par value)(1)

  4.1   Warrant to purchase 5,000 shares of common stock issued to Heller Financial, Inc.

  4.2   Warrant to purchase 54,600 shares of common stock issued to Jonathan Davidson (3)

  4.3   Warrant to purchase 119,700 shares of common stock issued to Sierra Ventures VII, L.P. (4)

  4.4   Warrant to purchase 136,500 shares of common stock issued to Oxygen Media, LLC

 10.1   1991 Key Employee Stock Option Plan (5)

 10.2   Form of Indemnification Agreement between Registrant and its directors and executive officers
        (5)

 10.3   Asset Purchase Agreement for Acquisition of  the Assets of Small People, Inc. and Jimash
        Corporation by Right Start Subsidiary I, Inc.(6)

 10.4   1995 Non-employee Directors Option Plan (7)

 10.5   Registration Rights Agreement dated August 3, 1995 between Registrant and Kayne Anderson
        Non-Traditional Investments LP, ARBCO Associates LP, Offense Group Associates LP, Opportunity
        Associates  LP, Fred Kayne, Albert O. Nicholas and Primerica Life Insurance Company(7)

 10.6   Asset Purchase Agreement dated as of July 29, 1996 by and between Blasiar, Inc. (DBA Alert
        Communications Company) and The Right Start, Inc.(7)

 10.7   Convertible Debenture Purchase Agreement between The Right Start, Inc. and Cahill Warnock
        Strategic Partners, LP dated as of October 11, 1996(8)

 10.8   First Amendment to Convertible Debenture Purchase Agreement between The Right Start, Inc. and
        Cahill Warnock Strategic Partners, LP dated as of May 30, 1997 (9)

 10.9   Convertible Debenture Purchase Agreement between The Right Start, Inc. and Strategic
        Associates, LP dated as of October 11, 1996 (8)

10.10   First Amendment to Convertible Debenture Purchase Agreement between The Right Start, Inc. and
        Strategic Associates, LP dated as of May 30, 1997 (9)

10.11   Registration Rights Agreement dated October 11, 1996 between The Right Start, Inc. and
        Strategic Associates, L.P. (10)

10.12   Registration Rights Agreement dated October 11, 1996 between The Right Start, Inc. and Cahill,
        Warnock Strategic Partners Fund, L.P. (10)


10.13   Loan and Security Agreement dated as of November 14, 1996 between The Right Start, Inc. and
        Heller Financial, Inc. (8)

10.14   First Amendment to Loan and Security Agreement and Limited Waiver and Consent dated as of April
        30, 1997 (11)

10.15   Second Amendment to Loan and Security Agreement and Limited Waiver and Consent dated as of June
        10, 1997 (12)

10.16   Third Amendment to Loan and Security Agreement and Limited Waiver and Consent dated as of
        September 3, 1997 (12)

10.17   Fourth Amendment to Loan and Security Agreement and Limited Waiver and Consent dated as of
        January 30, 1998 (10)

10.18   Waiver and Fifth Amendment to Loan and Security Agreement dated as of December 9, 1998 (13)

10.19   Consent by Heller Financial, Inc. to transactions relating to RightStart.com Inc. and modification of Loan Agreement, dated as of July 8, 1999.

10.20   Sixth Amendment to Loan and Security Agreement and First Amendment to Secured Capex Note dated as of November 8, 1999 (13)

10.21   Seventh Amendment to Loan and Security Agreement and Second Amendment to Secured Capex Note
        dated as of January 18, 2000

10.22   Registration Rights Agreement dated May 6, 1997 between The Right Start, Inc. and certain Kayne
        Anderson funds, Cahill, Warnock Strategic Partners Fund, L.P., Strategic Associates, L.P., The
        Travelers Indemnity Company and certain other investors named therein (10)

10.23   Registration Rights Agreement dated September 4, 1997 between The Right Start, Inc. and certain
        Kayne Anderson funds, Cahill, Warnock Strategic Partners Fund, L.P., The Travelers Indemnity
        Company and certain other investors named therein (10)

10.24   The Right Start, Inc. Letter Agreement dated as of April 6, 1998(14)

10.25   The Right Start, Inc. Amendment to Letter Agreement dated as of April 13, 1998(14)

10.26   The Right Start, Inc. Securities Purchase Agreement dated as of May 6, 1997 between the company and certain investors listed therein with respect to the company's 11.5% Senior Subordinated
        Notes due May 6, 2000 and warrants to purchase the company's common stock (14)

10.27   The Right Start, Inc. Securities Purchase Agreement dated as of April 13, 1998 between the company and certain investors listed therein with respect to the company's Senior Subordinated
        Notes due May 6, 2000 and warrants to purchase the company's common stock (14)

10.28   Registration Rights Agreement dated April 13, 1998 between The Right Start, Inc. and the investors named therein (10)

10.29   The Right Start, Inc. Securities Purchase Agreement dated as of September 4, 1997 between the company and the investors named therein with respect to 1,510,000 shares of the company's common stock (12)

10.30   Management Services Agreement dated July 9, 1999 between The Right Start and RightStart.com (15)

10.31   Intellectual Property Agreement dated July 9, 1999 between The Right Start and RightStart.com
        (15)

10.32   Series A Preferred Stock Purchase Agreement dated July 9, 1999 (15)

10.33   Investors' Rights Agreement dated July 9, 1999 among RightStart.com, Sierra Ventures VII, L.P.,
        Sierra Ventures Associates VII, L.L.C., Ajit Shah, Robert Simon and Palomar Ventures I, L.P.
        (15)

10.34   Form of Indemnification Agreement between RightStart.com and its directors

10.35   1999 RightStart.com Stock Option Plan

10.36   Subscription Agreement dated July 9, 1999 between RightStart.com and Johnathan Davidson

10.37   Subscription Agreement dated December 30, 1999 between RightStart.com and Oxygen Media, LLC

10.38   Stock Grant Agreement dated October 30, 1999 between The Right Start, RightStart.com and
        Guidance Solutions

10.39   Registration Rights Agreement dated October 30, 1999 between RightStart.com and Guidance
        Solutions

 23.1   Consent of Independent Public Accountants - Arthur Andersen

 23.2   Consent of Independent Accountants - PricewaterhouseCoopers

 27.1   Financial Data Schedule

__________________________
(1) Previously filed as an Exhibit to the company's Registration Statement of Form S-1 dated August 29, 1991.

(2) Previously filed as an Exhibit to Amendment Number 2 to the company's Registration Statement on Form S-1 dated October 3, 1991.

(3) Substantially identical warrants have been granted to each of James W. Montgomery (for 58,240 shares of common stock), Kim Enterprises, L.L.C. (for 49,140 shares of common stock), Michael Holton(for 5,460 shares of common stock), David P. Michaels (for 5,460 shares of common stock) and David A. Burns (for 9,100 shares of common stock).

(4) Substantially identical warrants have been granted to Sierra Ventures Associates VII, L.L.C. (for 11,970 shares of common stock), Ajit Shah (for 165 shares of common stock), Robert Simon (for 165 shares of common stock) and Palomar Ventures I, L.P. (for 33,000 shares of common stock).

(5) Previously filed as an Exhibit to Amendment Number 1 to the company's Registration Statement on Form S-1 dated September 11, 1991.

(6) Previously filed as an Exhibit to the company's 10-K for the fiscal year ended May 26, 1993.

(7) Previously filed as an Exhibit to the company's 10-K for the year ended June 1, 1996.

(8) Previously filed as an Exhibit to the company's 10-Q for the period ended November 30, 1996.

(9) Previously filed as an Exhibit to the company's 10-Q for the period ended May 3, 1997.

(10) Previously filed as an Exhibit to the company's 10-K for the fiscal year ended January 31, 1998, as amended.

(11) Previously filed as an Exhibit to the company's 10-K for the transition period from June 2, 1996 to February 1, 1997.

(12) Previously filed as an Exhibit to the company's 10-Q for the period ended August 2, 1997.

(13) Previously filed as an Exhibit to the company's 10-Q for the period ended October 30, 1999.

(14) Previously filed as an Exhibit to the company's 8-K dated April 23, 1998.

(15) Previously filed as an Exhibit to the company's 8-K dated July 9, 1999.


(b)  Reports on Form 8-K

     There were no Reports on Form 8-K filed by the company during the last quarter of Fiscal 1999.


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

                                     THE RIGHT START, INC.
                                     (Registrant)


Dated: April 28, 2000                     / s/ Jerry R. Welch
                                     --------------------------------------
                                               Jerry R. Welch

                                           Chairman of the Board,
                                     Chief Executive Officer and President

     Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     Signature                                             Title                                        Date
     ---------                                             -----                                        ----
/s/ Jerry R. Welch                            Chairman of the Board,                                 April 28, 2000
-------------------------                     Chief Executive Officer and President
Jerry R. Welch

/s/ Richard A. Kayne                          Director                                               April  28, 2000
-------------------------
Richard A. Kayne

/s/ Andrew D. Feshbach                        Director                                               April  28, 2000
-------------------------
Andrew D. Feshbach

/s/ Robert R. Hollman                         Director                                               April  28, 2000
-------------------------
Robert R. Hollman

/s/ Fred Kayne                                Director                                               April  28, 2000
-------------------------
Fred Kayne

/s/ Howard M. Zelikow                         Director                                               April  28, 2000
-------------------------
Howard M. Zeliko

/s/ Gina M. Engelhard                         Chief Financial Officer (Principal                     April  28, 2000
-------------------------                     Financial and Accounting Officer)
Gina M. Engelhard

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                   ----------------------------------------



To the Board of Directors and
Shareholders of The Right Start, Inc.

We have audited the accompanying consolidated balance sheet of The Right Start, Inc. (a California Corporation) and subsidiary as of January 29, 2000 and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Right Start, Inc. and subsidiary as of January 29, 2000, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.



/s/ Arthur Andersen LLP

Arthur Andersen LLP

Los Angeles, California
April 28, 2000

                       Report of Independent Accountants



To the Board of Directors and
Shareholders of The Right Start, Inc.


In our opinion, the accompanying balance sheet as of January 30, 1999 and the related statements of operations, of changes in shareholders' equity and of cash flows for each of the two years in the period ended January 30, 1999 present fairly, in all material respects, the financial position, results of operations and cash flows of The Right Start, Inc. at January 30, 1999 and for each of the two years in the period ended January 30, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of The Right Start, Inc. for any period subsequent to January 30, 1999.



/s/ PricewaterhouseCoopers LLP
Los Angeles, California
March 12, 1999

                                     F-1-A

                     THE RIGHT START, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                                                                      January 29, 2000      January 30, 1999
                                                                      ----------------      ----------------
                                           ASSETS
                                           ------

Current assets:
      Cash and cash equivalents                                          $   5,199,000      $     626,000
      Accounts and other  receivables                                          682,000            585,000
      Merchandise inventories                                                9,694,000          5,797,000
      Other current assets                                                   1,849,000          1,292,000
                                                                         --------------     --------------
           Total current assets                                             17,424,000          8,300,000

Noncurrent assets:
      Property, fixtures and equipment, net                                 10,648,000          7,884,000
      Deferred income taxes                                                  1,400,000          1,400,000
      Other noncurrent assets                                                1,255,000             87,000
                                                                         --------------     --------------

                                                                         $  30,727,000      $  17,671,000
                                                                         ==============     ==============


                         LIABILITIES AND SHAREHOLDERS' EQUITY
                         ------------------------------------

Current liabilities:
      Accounts payable and accrued expenses                              $   9,566,000      $   3,822,000
      Revolving line of credit                                               3,377,000
      Term note payable                                                                         2,750,000
                                                                         --------------     --------------
           Total current liabilities                                        12,943,000          6,572,000

Term note payable                                                            3,000,000
Deferred rent                                                                1,378,000          1,449,000

Minority interest in consolidated subsidiary                                 3,397,000

Commitments and contingencies

Mandatorily redeemable preferred stock Series A,
      $3,000,000 redemption value                                            2,088,000          1,789,000

Shareholders' equity:
      Convertible preferred stock Series B                                   1,875,000          2,813,000
      Convertible preferred stock Series C                                   3,850,000          3,850,000
      Common stock (25,000,000 shares authorized
           at no par value; 5,417,666 and 5,051,820
           issued and outstanding, respectively)                            22,593,000         22,337,000
      Paid in capital                                                       16,142,000          3,571,000
      Deferred compensation                                                   (671,000)
      Accumulated deficit                                                  (35,868,000)       (24,710,000)
                                                                         --------------     --------------
           Total shareholders' equity                                        7,921,000          7,861,000
                                                                         --------------     --------------

                                                                         $  30,727,000      $  17,671,000
                                                                         ==============     ==============

          See accompanying notes to consolidated financial statements

                     THE RIGHT START, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------

                                                                                  Year Ended
                                                           ----------------------------------------------------------
                                                           January 29, 2000     January 30, 1999     January 31, 1998
                                                           ----------------     ----------------     ----------------
Retail Store Sales                                           $   38,043,000     $   31,875,000        $  31,107,000
Online sales before promotional discounts                         9,020,000
Catalog sales                                                     3,645,000          4,736,000            7,414,000
                                                             ---------------    ---------------       --------------
       Total sales                                               50,708,000         36,611,000           38,521,000
       Promotional discounts related to online sales              1,629,000
                                                             ---------------      -------------         ------------
       Net sales                                                 49,079,000         36,611,000           38,521,000

Costs and expenses:
      Cost of goods sold                                         25,279,000         18,576,000           19,244,000
      Operating expense                                          20,370,000         15,106,000           19,019,000
      Non-cash compensation                                       2,014,000
      Marketing and advertising expense                           7,233,000            387,000              193,000
      General and administrative expense                          5,306,000          3,337,000            3,912,000
      Pre-opening costs                                             323,000            209,000              711,000
      Depreciation and amortization expense                       1,950,000          1,488,000            1,608,000
      Other (income) and expense:
         Other expense                                                                                      698,000
         Store closing (income) expense                             151,000           (113,000)           1,207,000
                                                             ---------------    ---------------       --------------
                                                                 62,626,000         38,990,000           46,592,000
                                                             ---------------    ---------------       --------------
Operating loss                                                  (11,918,000)        (2,379,000)          (8,071,000)
Non-cash beneficial conversion feature amortization                                  3,850,000
Minority interest in consolidated subsidiary loss                (3,000,000)
Interest expense, net                                               227,000            640,000            1,143,000
                                                             ---------------    ---------------       --------------

Loss before income taxes and extraordinary item                  (9,145,000)        (6,869,000)          (9,214,000)
Income tax provision                                                 68,000             22,000               27,000
                                                             ---------------    ---------------       --------------
Loss before extraordinary item                                   (9,213,000)        (6,891,000)          (9,241,000)
Extraordinary gain on debt restructuring, net                                        1,211,000
                                                             ---------------    ---------------       --------------

Net loss                                                     $   (9,213,000)    $   (5,680,000)       $  (9,241,000)
                                                             ===============    ===============       ==============

Basic and diluted loss per share:
      Loss before extraordinary item                         $        (1.84)    $        (1.37)       $       (2.01)
      Extraordinary item                                                                  0.24
                                                             ---------------    ---------------       --------------
      Net loss                                               $        (1.84)    $        (1.13)       $       (2.01)
                                                             ===============    ===============       ==============

Weighted average number of shares
     outstanding                                                  5,355,756          5,051,820            4,594,086
                                                             ===============    ===============       ==============

          See accompanying notes to consolidated financial statements

               THE RIGHT START, INC. AND SUBSIDIARY
                STATEMENTS OF SHAREHOLDERS' EQUITY
                ----------------------------------

                                                                                  Preferred Stock
                                                                ----------------------------------------------------
                                                                      Series B                     Series C            Common Stock
                                                                -------------------------   ------------------------   ------------
                                                                  Shares         Amount         Shares      Amount       Shares
                                                                ---------  --------------   ------------  ----------   ------------
Balance February 1, 1997                                                                                                4,076,820

Exercise of stock options                                                                                                 220,000
Issuance of shares in private placement                                                                                   755,000
Proceeds related to Senior subordinated notes
Net loss
                                                                   ---------  -----------   ----------  ------------   ----------
Balance January 31, 1998                                                                                                5,051,820

Issuance of preferred stock                                          30,000   $2,813,000       38,500    $3,850,000
Issuance of subordinated debt in conjunction
    with recapitalization, net
Preferred dividend accretion
Net loss
                                                                   ---------  -----------   ----------  ------------   ----------
Balance January 30, 1999                                             30,000   $2,813,000       38,500    $3,850,000     5,051,820


Preferred shares converted to common                               (10,000)   ($938,000)                                  333,333
Issuance of shares pursuant to the exercise of stock options                                                               27,383
Recapitalization costs
Preferred dividend accretion
Induced conversion of Subsidiary's preferred stock
Issuance of shares to Lender                                                                                                5,130
Issuance of warrants to Lender
Performance options
Subsidiary options
Director's options
Amortization of deferred compensation
Gain on issuance of common stock of subsidiary
Net loss
                                                                   ---------  -----------   ----------  ------------   ----------
Balance January 29, 2000                                             20,000   $1,875,000       38,500    $3,850,000     5,417,666
                                                                   =========  ===========   ==========  ============   ==========

                                                                Common Stock
                                                                ------------     Paid in    Deferred      Accumulated
                                                                  Amount         Capital    Compensation    Deficit    Net Equity
                                                                ------------    ----------  ------------  -----------  ----------
Balance February 1, 1997                                        $16,961,000                              ($9,789,000)   $7,172,000

Exercise of stock options                                                                                                1,320,000
Issuance of shares in private placement                           1,320,000                                              3,705,000
Proceeds related to Senior subordinated notes                     3,705,000                                                351,000
Net loss                                                            351,000                               (9,241,000)   (9,241,000)

                                                                -----------   -----------  --------     ----------   -------------
Balance January 31, 1998                                         22,337,000                           ($19,030,000)      3,307,000

                                                                                                                                 -
Issuance of preferred stock                                                                                              6,663,000
Issuance of subordinated debt in conjunction                                   $3,590,000                                3,590,000
    with recapitalization, net                                                    (19,000)                                 (19,000)
Preferred dividend accretion
Net loss                                                                                                (5,680,000)     (5,680,000)
                                                                ------------  -----------  --------   ------------   -------------
Balance January 30, 1999                                         22,337,000     3,571,000             ($24,710,000)      7,861,000

Preferred shares converted to common                                              938,000
Issuance of shares pursuant to the exercise of stock options        155,000                                                155,000
Recapitalization costs                                                            (56,000)                                 (56,000)
Preferred dividend accretion                                                     (301,000)                                (301,000)
Induced conversion of Subsidiary's preferred stock                                316,000                 (316,000)
Issuance of shares to financial institution                         101,000                                                101,000
Issuance of warrants to financial institution                                      58,000                                   58,000
Performance options                                                             1,770,000                                1,770,000
Subsidiary options                                                                815,000  (815,000)
Director's options                                                                100,000  (100,000)
Amortization of deferred compensation                                                       244,000                        244,000
Gain on issuance of common stock of Subsidiary                                  8,931,000                                8,931,000
Net loss                                                                                               (10,842,000)    (10,842,000)
                                                                -----------   ----------- ---------   ------------   -------------
Balance January 29, 2000                                        $22,593,000   $16,142,000 ($671,000)  ($35,868,000)     $7,921,000
                                                                ===========   =========== =========   ============   =============

           See accompanying notes to consolidated financial statements

                                   THE RIGHT START, INC. AND SUBSIDIARY
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   -------------------------------------

                                                                                              Year Ended
                                                                       ---------------------------------------------------------
                                                                        January 29, 2000    January 30, 1999    January 31, 1998
                                                                       -----------------    ----------------    ----------------
Cash flows from operating activities:
        Net loss                                                         $ (10,842,000)       $  (5,680,000)        $ (9,241,000)
        Adjustments to reconcile net loss
          to net cash provided by (used in) operating activities:
            Depreciation and amortization                                    1,950,000            1,538,000            2,319,000
            Non-cash compensation                                            2,014,000
            Non-cash beneficial conversion feature amortization                                   3,850,000
            Non-cash advertising expense                                         9,000
            Store closing expense                                              151,000               39,000            1,580,000
            Minority interest in consolidated subsidiary loss               (3,000,000)
            Amortization of discount on senior subordinated notes                                    44,000               85,000
            Extraordinary gain                                                                   (1,211,000)
            Change in assets and liabilities affecting operations              442,000            1,760,000           (1,316,000)
                                                                         -------------        -------------         ------------

                Net cash provided by (used in) operating activities         (9,276,000)             340,000           (6,573,000)
                                                                         -------------        -------------         ------------

Net cash used in investing activities:
        Additions to property, fixtures and equipment                       (3,603,000)          (1,296,000)          (2,063,000)

Cash flows from financing activities:
        Net proceeds from (payments on) revolving line of credit             3,377,000           (2,014,000)             181,000
        Net proceeds from (payments on ) term note payable                     250,000             (250,000)             357,000
        Proceeds from private placement of common stock                                                                3,705,000
        Proceeds from common stock issued upon exercise of
           stock options                                                       155,000                                 1,320,000
        Sale of preferred stock in consolidated subsidiary, net             13,670,000
        Proceeds from issuance of senior subordinated notes, net                                  3,606,000            3,000,000
                                                                         -------------        -------------         ------------

                Net cash provided by financing activities                   17,452,000            1,342,000            8,563,000
                                                                         -------------        -------------         ------------


Net increase (decrease) in cash and cash equivalents                         4,573,000              386,000              (73,000)
Cash at beginning of period                                                    626,000              240,000              313,000
                                                                         -------------        -------------         ------------

Cash and cash equivalents at end of period                               $   5,199,000        $     626,000         $    240,000
                                                                         =============        =============         ============

          See accompanying notes to consolidated financial statements

                      THE RIGHT START, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------



NOTE 1 - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES:
------------------------------------------------------------

The Company
-----------

The Right Start, Inc. (the "Company" or "Parent") is a specialty retailer of high quality developmental, educational and care products for infants and children. The consolidated financial statements include the results of the "Company and its majority-owned subsidiary, RightStart.com Inc. ("RightStart.com" or the "Subsidiary"). RightStart.com was formed in April 1999 for the purpose of engaging in electronic commerce over the Internet. Effective May 1, 1999, the Company contributed its catalog assets to RightStart.com and in July 1999, RightStart.com issued preferred stock to certain investors then representing 33%, on a fully-diluted basis, of RightStart.com's outstanding capital stock. The preferred stock converted to common stock of RightStart.com in October 1999. The Company's ownership interest in RightStart.com was 60.2% at January 29, 2000.

Fiscal Year
-----------

The Company has a fiscal year consisting of fifty-two or fifty-three weeks ending on the Saturday closest to the last day in January. The fiscal years ended January 29, 2000 ("Fiscal 1999"), January 30, 1999 ("Fiscal 1998") and January 31, 1998 ("Fiscal 1997") were fifty-two week periods.

Revenue Recognition
-------------------

Retail sales are recorded at time of sale or when goods are delivered. Catalog and internet sales net of discounts, coupon redemptions and promotional allowances are recorded at the time of shipment to customers. The Company provides for estimated returns at the time of the sale.

Merchandise Inventories
-----------------------

Merchandise inventories consist of products purchased for resale and are stated at the lower of cost or market value. Cost is determined on a weighted average basis.

Cash and Cash Equivalents
-------------------------

The Company considers all highly liquid investments purchased with an original maturity date of three months or less to be cash equivalents. At various times the Company maintains cash accounts with financial institutions in excess of federally insured amounts.

Concentrations of Credit Risks and Significant Customers
--------------------------------------------------------

At January 29, 2000 and January 30, 1999 accounts receivable were due from credit card companies and others. There were no single customers who accounted for more than 10% of the revenues during any period.

Concentration of Product Fulfillment and Technology Risk
--------------------------------------------------------

Since the launch of the online store in June 1999, the Subsidiary has outsourced its technology department and its fulfillment activities, such as its warehousing and logistics operations and its call center and customer service
activities.   The Company has outsourced its distribution and fulfillment activities. The Subsidiary is substantially dependent on the technology services it receives from its technology services providers who host, maintain and develop its website and provide technical assistance to its third-party
distribution provider and its in-house logistics team.   The Subsidiary's
principal technology service provider is also a shareholder of the Subsidiary and the Company believes RightStart.com's relationship with them to be very good and, if necessary, the Subsidiary could locate replacement services without material difficulty. Neither the Company nor the Subsidiary has long-term contracts with its respective fulfillment services providers but the Company and the Subsidiary have been operating under agreements setting forth the terms at which we will purchase those services and believes that replacement providers could be found without material difficulty should the need arise. Nonetheless, a failure in any of these outsourced services could have a material adverse effect on the Company or the Subsidiary.

Prepaid Catalog Costs
---------------------

Prepaid catalog costs consist of the costs to produce, print and distribute catalogs. These costs are amortized over the expected sales life of each catalog, which typically does not exceed four months. Catalog production expenses of $1,334,000, $1,363,000 and $2,753,000 were recorded in Fiscal 1999,
Fiscal 1998 and Fiscal 1997, respectively.

Product Development Expenses
----------------------------

During Fiscal 1999, the Subsidiary used a third party ("Guidance Solutions") to develop and maintain its online store. Expenses associated with the online store consist of costs related to software development, maintenance, online store operations, systems and telecommunications infrastructure and acquired content.

The Company capitalizes software costs incurred related to the application development stage. All other software development costs are expensed as incurred. Software and website costs are amortized over a three-year period.

Long-lived Assets
-----------------

The Company periodically evaluates whether events and circumstances have occurred that indicate the remaining estimated useful lives of long-lived assets may warrant revision or that the remaining balance may not be recoverable. When factors indicate that an asset should be evaluated for possible impairment, the Company uses an estimate of the asset's undiscounted net cash flows over its remaining life in measuring whether the asset is recoverable. There are no assets that have been determined to require an impairment provision.

Property, Fixtures and Equipment
--------------------------------

Property, fixtures and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is provided using the straight-line method based upon the estimated useful lives of the assets, generally three to ten years. Amortization of leasehold improvements is based upon the term of the lease, or the estimated useful life of the leasehold improvements, whichever is shorter.

Pre-opening Costs
-----------------

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

Advertising
-----------

Advertising costs are expensed as incurred or at the time of the initial print or media broadcast. Advertising expenses of $7,233,000, $387,000 and $193,000 were recorded in Fiscal 1999, Fiscal 1998 and Fiscal 1997, respectively.

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

Basic and diluted loss per share data is computed by dividing net loss applicable to common shareholders by the weighted average number of common shares outstanding. Diluted income per share data is computed by dividing income available to common shareholders plus adjustment for costs associated with dilutive securities by the weighted average number of shares outstanding plus any potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock in each year.

                                                 Fiscal 1999  Fiscal 1998  Fiscal 1997
                                                 -----------  -----------  -----------

  Loss before extraordinary item                  $10,842,000   $6,891,000   $9,241,000
  Plus:  Preferred stock accretion                    301,000       19,000
  Subsidiary dividend to preferred
     shareholders                                     316,000
                                                  -----------   ----------   ----------
  Basic and diluted loss before
     extraordinary item applicable to common
     shareholders                                 $11,459,000   $6,910,000   $9,241,000
                                                  ===========   ==========   ==========

  Weighted average shares                           5,355,756    5,051,820    4,594,086
  Loss before extraordinary item per
     share, basic and diluted                     $      2.14   $     1.37   $     2.01

Certain securities of the Parent were not included in the computation of diluted EPS because to do so would have been antidilutive for the periods presented. Such securities include options outstanding to purchase 1,001,407, 890,519 and 326,005 shares of common stock at January 29, 2000, January 30, 1999 and January 31, 1998, respectively, Series B preferred stock convertible into 666,667 and 1,000,000 shares of common stock at January 29, 2000 and January 30, 1999 and Series C preferred stock convertible into 1,925,000 shares of common stock at January 29, 2000 and January 30, 1999.

Stock-Based Compensation
------------------------

Stock options issued to employees and members of the Company's board of directors are accounted for in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Accordingly, compensation expense is recorded for options awarded to employees and directors to the extent that the exercise prices are less than the fair market value of the common stock on the date of grant where the number of options and the exercise price are fixed. The difference between the fair value of the common stock and the exercise price of the stock option is recorded as deferred compensation, which is charged to expense over the vesting period of the underlying stock option. The Company follows the disclosure requirements of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock Based Compensation".

In April 2000, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation", an interpretation of APB opinion No. 25 which is effective July 1, 2000. The interpretation requires that any options granted to non-employees of the Company after December 15, 1998 be accounted for under statement of Financial Accounting Standard No. 123. As of January 29, 2000 there were no options issued by the Company to non-employees.

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

Comprehensive Income
--------------------

The Company has not had any items of other comprehensive income in any period presented.

Fair Value of Financial Instruments
-----------------------------------

The carrying amounts of all receivables, payables and accrued expenses approximate fair value due to the short-term nature of such instruments. The carrying amount of the revolving and Capex credit facilities approximates fair value due to the floating rate on such instruments.

New Accounting Pronouncements
-----------------------------

In June 1999, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting For Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS 133, as amended by SFAS 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company currently does not have or use derivative instruments.


NOTE 2 - CONSOLIDATED OPERATING RESULTS AND RISKS
-------------------------------------------------

For Fiscal 1999, the Company had a net loss of $10,842,000 and a use of cash from operating activities of approximately $9,276,000. The Company is currently projecting to have operating losses through Fiscal 2000.

The Subsidiary launched its online store in June 1999 and has incurred significant development and marketing expenditures which have contributed significantly to the consolidated loss in Fiscal 1999. The Company and Subsidiary currently plan to continue to grow the Subsidiary's market share through advertising, strategic partnerships and alliances. In order to continue to fund operations and grow its market share it will be necessary for the
Subsidiary to raise additional capital.   On January 18, 2000, the Subsidiary
filed a registration statement on Form S-1 with the Securities and Exchange Commission. A portion of the proceeds from this offering were to be used by the Subsidiary to fund operations and for working capital. Due to adverse market conditions, this offering has been delayed. The Subsidiary is considering its financing alternatives. ( see Note 18) The risks associated with the development of an online business are significant and include, among others, competition from other children's product retailers, losses expected in the online business, limitations on access to capital to fund the online business, the dependence of RightStart.com on its technology services provider, consumer acceptance of online retailing and RightStart.com's online stores and the lack of operating experience at RightStart.com.

At January 29, 2000 approximately $757,000 of professional fees and other costs associated with the initial filing of an initial public offering related to RightStart.com, were included in other assets. The Subsidiary expects these costs to be offset against capital raised through the initial public offering or other equity or debt financing in Fiscal year 2000.

Historically, the Company has incurred losses and may continue to incur losses in the near term. Depending on the success of its business strategy, the Company may continue to incur losses beyond such period. Losses could negatively affect working capital and the extension of credit by the Company's suppliers and impact the

Company's operations.


NOTE 3 - PROPERTY, FIXTURES AND EQUIPMENT, NET:
----------------------------------------------

                                                January 29,    January 30,
                                                    2000          1999
                                                    ----          ----
Property, fixtures and equipment, at cost:
     Fixtures and equipment                     $ 5,623,000    $ 4,015,000
     Leaseholds and leasehold improvements        8,770,000      7,511,000
     Computer software                            2,597,000        840,000
                                                -----------    -----------

                                                 16,990,000     12,366,000

Accumulated depreciation and amortization        (6,342,000)    (4,482,000)
                                                -----------    -----------

                                                $10,648,000    $ 7,884,000
                                                ===========    ===========

In October 1999, approximately 288,333 shares of RightStart.com common stock owned by the Company were issued to Guidance Solutions for services rendered through October 30, 1999 and as an incentive for Guidance Solutions to continue to provide services to the Subsidiary over the next ten months. The Subsidiary has recorded the fair market value of the shares at the date of transfer as a capital contribution and capitalized or expensed the pro rata value related to services performed through January 29, 2000. The total capitalized amounts related to development of the online store approximated $1,819,000 and are being amortized over 36 months. Amounts expensed related to the services provided by Guidance Solutions through January 29, 2000 were approximately $707,000.

Depreciation and amortization expense for property, fixtures and equipment amounted to $1,950,000, $1,488,000 and $1,608,000 for Fiscal 1999, Fiscal 1998
and Fiscal 1997, respectively.


NOTE 4 - CREDIT AGREEMENTS:
--------------------------

In November 1996, the Company entered into an agreement with a financial institution for a $13 million credit facility (the "Credit Facility"). The Credit Facility consists of a $10.0 million revolving line of credit for working capital (the "Revolving Line") and a $3.0 million capital expenditure facility (the "Capex Line"). Availability under the Revolving Line is subject to a defined borrowing base. As of January 29, 2000 borrowings of $3.4 million were outstanding under the Revolving Line and $3.0 million was outstanding under the Capex Line; $1.5 million was available at January 29, 2000 under the Revolving Line. Interest accrues on the Revolving Line at prime plus 1.0% and at prime plus 1.5% on the Capex Line. At January 29, 2000, the bank's prime rate of interest was 8.5%. The Credit Facility terminates on February 19, 2001, and on such date, all borrowings thereunder are immediately due and payable.
Borrowings under the Credit Facility are secured by substantially all of the Company's assets (including the Company's stock in the Subsidiary but excluding the assets of the Subsidiary).

The Credit Facility, as amended, required us, excluding any contribution from RightStart.com, to maintain net worth (defined to include equity, additional paid-in capital, retained earnings (accumulated deficit), subordinated debt and excluding the operating results of the subsidiary) during Fiscal 1999 of at least $8.0 million. The Credit Facility also required that our earnings before interest, taxes, depreciation and amortization and excluding non recurring items ("EBITDA") to exceed $500,000 for each of the twelve months ended January 31, 2000, the twelve months ending April 30, 2000, the twelve months ending July 31, 2000, the twelve months ending October 31, 2000 and the twelve months ending January 31, 2001. In addition, our capital expenditures are limited to $1,750,000 in Fiscal 2000. The Company entered into an amendment to the Credit Facility in April 2000 that reduced minimum required EBITDA from $500,000 to $250,000 for the first quarter of Fiscal 2000, changed the required minimum net worth to amounts decreasing to a low of $6,772,000 as of the end of July 2000 and returning to $8,000,000 as of the end of August 2000 and added an amortization requirement to the Capex Line of $100,000 per month beginning May 1, 2000. The Company also received a waiver of compliance with the financial covenants under the Credit Facility for periods between the fiscal year end and the date of the amendment.

Effective May 6, 1997, the Company issued subordinated notes in the aggregate principal amount of $3,000,000 and warrants to purchase common stock. Certain of the purchasers were affiliates of the Company. The subordinated notes bore interest at 11.5% and were due in full on May 6, 2000. Warrants to purchase an aggregate of 237,500 shares of common stock at $6.00 per share were issued in connection with the subordinated notes. Proceeds from the sale of the subordinated notes and warrants were allocated to the debt security and the warrants based on the fair value of the securities at the date of issuance. The value assigned to the warrants was $351,000. The resulting debt discount was amortized over the term of the notes. In December 1998, the holders of the notes exchanged the notes and warrants in connection with a capital restructuring. (see Note 6)

The Company issued and sold subordinated convertible debentures in the aggregate principal amount of $3 million effective October 11, 1996. The terms of such debentures, as amended, permitted the holders to convert the principal amount into 375,000 shares of the Company's common stock at $8.00 per share at any time prior to May 31, 2002, the due date of the debentures. The debentures bore interest at a rate of 8% per annum. The holders of the debentures exchanged the debentures in conjunction with a capital restructuring in December 1998. (see
Note 6)


NOTE 5 - MANDATORILY REDEEMABLE PREFERRED STOCK:
-----------------------------------------------

In connection with the Company's recapitalization (see Note 6), the Company issued 30,000 shares of mandatorily redeemable preferred stock Series A. The stock has a par value of $.01 per share and a liquidation preference of $100 per share; it is mandatorily redeemable at the option of the holders on May 31, 2002 at a redemption price of $100 per share or $3,000,000. The Series A preferred stock shall also be redeemed by the Company upon a change of control or upon the issuance of equity securities by the Company for proceeds in excess of $15,000,000, both as defined in the Certificate of Determination for the Series A preferred stock.

The difference in the fair value of the mandatorily redeemable Series A preferred stock at the date of issuance and the redemption amount is being accreted, using the interest method, over the period from the issuance date to the required redemption date as a charge to paid-in capital.

There shall be no dividends on the Series A preferred stock unless the Company is unable to redeem the stock at the required redemption date, at which point dividends shall cumulate and accrue on a daily basis, without interest, at the rate of $15.00 per share per annum, payable quarterly.


NOTE 6 - SHAREHOLDERS' EQUITY:
-----------------------------

Recapitalization
----------------

In April 1998 the Company completed a private placement of non-interest bearing senior subordinated notes in an aggregate principal amount of $3,850,000, together with detachable warrants to purchase an aggregate of 1,925,000 shares of common stock exercisable at $2.00 per share. The new securities were issued for an aggregate purchase price of $3,850,000 and were purchased principally by the Company's affiliates. In connection with the sale of the new securities, the Company entered into an agreement (the "Agreement") with all of the holders of the Company's existing subordinated debt securities, representing an aggregate principal amount of $6,000,000. Pursuant to the Agreement, each holder (of new and old securities) agreed to exchange all of its subordinated debt securities, together with any warrants issued in connection therewith, for newly issued shares of preferred stock. Ten shares of newly issued preferred stock ("the Preferred Stock") were issued for each $1,000 principal amount of subordinated debt securities exchanged. The total number of shares issued were 30,000, 30,000 and 38,500 for Preferred Stock Series A, B and C, respectively. Holders of $3,000,000 principal amount of existing subordinated debt securities elected to receive Series A Preferred Stock which has no fixed dividend rights, is not convertible into common stock, is mandatorily redeemable by us in May 2002 and will not accrue dividends unless the Company is unable to redeem the Series A Preferred Stock at the required redemption date, at which point dividends would begin to accumulate and accrue at a rate of $15 per share per annum. Holders of $3,000,000 principal amount of subordinated debt securities elected to receive Series B convertible preferred stock which has no fixed dividend rights and is convertible into common stock at a price per share of $3.00. Holders of the $3,850,000 principal amount of newly issued, non-interest bearing senior subordinated notes exchanged such debt securities (and the warrants issued in connection therewith) for Series C convertible preferred stock, which has no fixed dividend rights and is convertible into common stock at a price of $2.00 per share. The issuance of the shares of preferred stock occurred upon exchange of the subordinated debt securities in December 1998.

The Preferred Shares are non-voting. However, holders of at least a majority of the Preferred Shares acting as a class, must consent to certain corporate actions, including the sale of the Company, as defined in the respective Certificates of Determination. Both Series B and Series C preferred stock have a par value of $.01 per share and a liquidation preference of $100 per share. During Fiscal 1999, 10,000 shares of Series B preferred stock converted into 333,333 shares of common stock.

NOTE 7 - INCOME TAXES:
---------------------

The provision for income taxes is comprised of the following:

                                            Year Ended
                              ---------------------------------------
                              January 29,   January 30,   January 31,
                                 2000          1999          1998
                              -----------   -----------   -----------
     Current provision:
       Federal
       State                      $68,000       $22,000       $27,000

     Deferred provision:
       Federal
       State                   __________    __________    __________

                                  $68,000       $22,000       $27,000
                              ===========   ===========   ===========

The Company's effective income tax rate differed from the federal statutory rate as follows:

                                                             Year Ended
                                             ------------------------------------------
                                             January 29,    January 30,    January 31,
                                                2000           1999           1998
                                                ----           ----           ----
     Federal statutory rate                      34%            34%            34%
     State income taxes, net of federal
       benefit                                    3                             3
     Stock options
     Valuation allowance                        (34)           (11)           (39)
     Debt discount amortization                                (23)
     Other                                       (3)                            2
                                              -----           -----         -----

     Effective income tax rate                    0%             0%             0%
                                              =====           =====         =====

Deferred tax (liabilities) assets are comprised of the following:


                                       January 29,    January 30,
                                          2000           1999
                                      ------------    -----------
Depreciation and amortization         $   (167,000)   $   (87,000)
Other                                      (27,000)       (27,000)
                                      ------------    -----------

 Deferred tax liabilities                 (194,000)      (114,000)
                                      ------------    -----------

Net operating loss carryforwards        12,054,000      7,672,000
Deferred rent                              625,000        604,000
Deferred compensation                      820,000
Other reserves                              98,000        868,000
Other                                      280,000         69,000
Sales returns                               96,000         29,000
                                      ------------    -----------

 Deferred tax assets                    13,973,000      9,242,000
                                      ------------    -----------

Valuation allowance                    (12,379,000)    (7,728,000)
                                      ------------    -----------

 Net deferred tax asset               $  1,400,000    $ 1,400,000
                                      ============    ===========

In evaluating the realizability of the deferred tax asset, management considered the Company's projections and available tax planning strategies. Management expects that the Company will generate $4 million of taxable income within the next 15 years to utilize the net deferred tax asset. The taxable income will be generated through a combination of improved operating results and tax planning strategies. Rather than lose the tax benefit, the Company could implement certain tax planning strategies including the sale some of its operations or a portion of the Company's stock ownership in RightStart.com in order to generate income to enable the Company to realize its NOL carryforwards. Based on the expected operating improvements, combined with tax planning strategies, management believes that adequate taxable income will be generated over the next 15 years in which to utilize at least a portion of the NOL carryforwards

The Company has federal and state net operating loss carryforwards at January
29, 2000 of $23.7 million and $9.4 million, respectively.   The Subsidiary had
federal and state net operating loss carryforwards at January 29, 2000 of approximately $9.7 million and $4.8 million which expire in fiscal year 2020. These carryforwards will expire in fiscal years ending 2002 through 2020.


NOTE 8 - EMPLOYEE BENEFITS AND STOCK OPTIONS:
--------------------------------------------

On March 15, 1991, two now former executives were granted options to acquire up to 450,000 shares of the Company's common stock under a non-qualified stock option plan. The options were granted at fair market value of $6.66 per share. One hundred fifty thousand options were exercisable at the date of grant. These options expire June 1, 2001. In conjunction with the August 1995 renegotiation of the employment contracts with these two executives, certain option terms were amended. Each executive's holdings became 194,000 options exercisable at $6.00 per share, the fair market value at the time of reissuance. At January 29, 2000, 21,500 shares were outstanding under this plan and there were no additional options available for future grants.

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

In October 1991, the Company adopted the 1991 Employee Stock Option Plan, which, as amended, covers an aggregate of 900,000 shares of the Company's common stock. Options outstanding under this plan have terms ranging from three to ten years (depending on the terms of the individual grant). In May 1998, certain option holders were given the right to cancel their existing options (many of which were vested) (the "Existing Options") and have new options issued to them at the fair market value on the date of grant of $3.50 per share (the "New Options.
The New Options vest in accordance with the terms of the individual grants. At January 29, 2000, there were no Existing Options outstanding. Options for 375,960 shares were exercisable at January 29, 2000.

In October 1995, the Company adopted the 1995 Non-Employee Directors Option Plan, as amended, to cover an aggregate of 200,000 shares of common stock. This Plan provides for the annual issuance, to each non-employee director, of options to purchase 1,500 shares of common stock. In addition, each director is entitled to make an election to receive, in lieu of directors' fees, additional options to purchase common stock. The amount of additional options is determined using the Black-Scholes option-pricing model such that the fair value of the options issued is equivalent to the fees that the director would be otherwise entitled to receive. Prior to Fiscal 1999, the amount of additional options was determined based on an independent valuation. Options issued under this plan vest on the anniversary date of their grant and upon termination of Board membership. These options expire three to five years from the date of grant. Options to purchase 172,130 shares of common stock were issued under this plan at exercise prices ranging from $2.50 to $10.46 per share, such exercise price being equal to the closing price of the Company's common stock on the date of grant. In Fiscal 1999, the Company recorded $100,000 of deferred compensation for options granted under this plan, of which $24,000 was charged to expense during the period. At January 29, 2000, 146,477 of the options issued under this plan were exercisable.

In 1993, the Company adopted an employee stock ownership plan ("ESOP") and employee stock purchase plan ("ESPP") for the benefit of its employees. The ESOP is funded exclusively by discretionary contributions determined by the Board of Directors. The Company matches employees' contributions to the ESPP at a rate of 50%. The Company's contributions to the ESPP amounted to $12,000, $14,000 and $24,000 in Fiscal 1999, Fiscal 1998 and Fiscal 1997, respectively.

The following table summarizes the Company' option activity through January 29, 2000:

                                                                         Fair Value     Options       Exercisable
                                         Number of    Weighted Average   of Options   Exercisable   Weighted Average
                                          Options      Exercise Price     Granted     at Year End    Exercise Price
                                         ----------   ----------------   ----------   -----------   ----------------
Outstanding at February 1, 1997            489,960               $7.40

Granted                                     98,295                5.00       $1.55

Canceled                                   (42,250)               8.08

Exercised                                 (220,000)               6.00

Outstanding at January 31, 1998            326,005                7.62                    323,921              $4.17

Granted                                    785,014                3.03        $1.07

Canceled                                  (220,500)               7.13

Outstanding at January 30, 1999            890,519                3.72                    148,006              $7.15

Granted                                    148,270                8.20         5.31

Canceled                                    (9,999)               3.50

Exercised                                  (27,383)               5.64

Outstanding at January 29, 2000          1,001,407                4.33                    543,937              $3.75


The following table summarizes information concerning the Company's outstanding and exercisable stock options at January 29, 2000:

                        Number            Weighted Average           Weighted                Average
    Range of        Outstanding at     Remaining Contractual     Exercise Price of      Number Exercisable
Exercise Prices     January 29,2000             Life            Options Outstanding     at January 29,2000
----------------   -----------------   ----------------------   --------------------   --------------------
 $2.50 -  $3.50           731,514            7.9 years                   $ 3.03                 422,314
 $5.00 -  $7.88           173,412            7.9 years                     6.67                  58,412
 $8.50 -  $17.25           96,481            3.0 years                    10.02                  63,211
                        ---------                                        ------                 -------
                        1,001,407                                        $ 4.33                 543,937
                        =========                                        ======                 =======


The fair value of each option grant was estimated on the date of grant using the Black-Sholes option-pricing model with the following assumptions:

                                                     Fiscal 1999   Fiscal 1998    Fiscal 1997
                                                     -----------   -----------    -----------
Risk-free interest rates                                 5.27%           5.17%       6.00%
Expected life (in years)                                    4               4           4
Dividend yield                                              0%              0%          0%
Expected volatility                                     85.33%          76.91%      79.34%


The Company and the Subsidiary have adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). In accordance with the provisions of SFAS 123, the Company and the Subsidiary apply APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans based on the fair market value method prescribed by SFAS 123. If the Company and the Subsidiary had elected to recognize compensation expense based upon the fair value at the grant date for awards under their plans consistent with the methodology prescribed by SFAS 123, the Company's consolidated net loss and consolidated loss per share, including the Company's share of compensation expense related to the Subsidiary's option grants, would be increased to the pro forma amounts indicated below:

                                                                              Year Ended
                                                                              ----------
                                                   January 29, 2000        January 30, 1999        January 31, 1998
                                                   ----------------        ----------------        ----------------
Net loss:
   As reported                                      ($ 10,842,000)            ($5,680,000)            ($9,241,000)
   Pro forma                                          (11,922,000)             (6,258,000)             (9,640,000)
Basic and diluted loss per  share :
   As reported                                             ($2.14)                 ($1.13)                 ($2.01)
   Pro forma                                                (2.34)                  (1.24)                  (2.10)


These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years.

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's and the Subsidiary's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of employee stock options.

In Fiscal 1999, 100,000 options were granted at an exercise price of $7.25 and a fair value at date of grant of $8.25. The Company recorded $100,000 of deferred compensation related to these options, of which $24,000 was amortized in Fiscal 1999.

Subsidiary Options
------------------

In June 1999, RightStart.com adopted the RightStart.com Inc. 1999 Stock Option Plan. The total number of shares that can be issued under the plan is 1,818,000. This plan provides for the granting to employees, including officers and directors, of incentive stock options ("ISO") and for the granting to employees, consultants and non-employee directors of non-statutory stock options. Included in the Subsidiary's options granted through January 29, 2000 are 359,000 options granted to employees of The Right Start who are not employees of the subsidiary. Generally, options granted under this Plan have a term of ten years, are nontransferable, and vest 25% on the first anniversary of grant and monthly thereafter over three years.

The following table summarizes RightStart.com's stock option activity from inception through January 29, 2000:

                        Weighted Average                              Weighted Average
                        Number of Shares       Price Per Share         Exercise Price
                        ----------------       ---------------         --------------
      Granted              1,769,500            $0.45 to $4.50             $1.18
      Exercised
      Canceled
                           1,769,500
                           =========


Weighted average fair value of options granted in Fiscal 1999 was $1.29. In Fiscal 1999, 535,400 options were granted at an exercise price of $0.45 and a fair market value at date of grant of $1.67 and 300,000 options were granted at an exercise price of $3.75 and a fair market value at date of grant of $4.29. The estimated fair value of the stock at the grant dates were based on third party appraisals or based on the conversion price of the Subsidiary's preferred stock converted into common stock of the Subsidiary. For Fiscal 1999 the Subsidiary recorded $815,000 of deferred compensation in connection with options granted under the RightStart.com Inc. 1999 Stock Option Plan and recognized compensation expense in the amount of $220,000.

Additional information with respect to the outstanding options as of January 29, 2000 was as follows:

                                                             Weighted Average        Life in       Options
     Range of Exercise Prices         Number of Shares        Exercise Price          years      Exercisable
     -------------------------        ----------------        --------------          -----      -----------
               $0.45                    1,396,000                  $0.45                9.4        494,000
               $3.75                      300,000                  $3.75                9.8
               $4.50                       73,500                  $4.50                9.9
                                        ---------                                       ---
                                        1,769,500                                       9.6
                                        =========                                       ===


The fair value of each option grant was estimated on the date of grant using the Black-Sholes option-pricing model with the following assumptions:


      Risk-free interest rates                                          5.80%
      Expected life (in years)                                             7
      Dividend yield                                                       0%
      Expected volatility                                                 85%


Had compensation cost been determined and recorded based on the fair value at the date of grant consistent with the provisions of SFAS 123, the Company's share of the Subsidiary's compensation expense in Fiscal 1999 would have been $296,000 which is included in the pro forma loss above.

NOTE 9 - RELATED PARTY TRANSACTIONS:
-----------------------------------

Kayne Anderson Investment Management ("KAIM"), a shareholder, provides certain management services to the Company and charges the Company for such services. Annual management fees of $112,500 were paid to KAIM in Fiscal 1999, Fiscal 1998 and Fiscal 1997.


NOTE 10 - OPERATING LEASES:
--------------------------

The Company leases real property and equipment under non-cancelable agreements expiring from 2000 through 2007. Certain retail store lease agreements provide for contingent rental payments if the store's net sales exceed stated levels ("percentage rents"). Certain other of the leases contain escalation clauses which provide for increases in base rental for increases in future operating cost and renewal options at fair market rental rates.

The Company's minimum rental commitments are as follows:

                Fiscal Year
                -----------
                   2000                $ 4,348,000
                   2001                  4,255,000
                   2002                  3,951,000
                   2003                  3,606,000
                   2004                  2,707,000
                Thereafter               2,875,000
                                       -----------
                                       $21,742,000
                                       -----------


Net rental expense under operating leases was $3,584,000, $3,233,000, and $3,802,000 for Fiscal 1999, Fiscal 1998 and Fiscal 1997, respectively. No percentage rents were incurred in Fiscal 1999, Fiscal 1998 or Fiscal 1997.


NOTE 11 - STORE CLOSINGS:
------------------------

In 1999 the Company closed one store and wrote off approximately $151,000 of the net book value of the assets related to this store.

On December 16, 1997, the Board of Directors of the Company approved management's plan to close seven poor-performing retail stores. The Company wrote off $1.3 million of the net carrying value of capitalized leasehold improvements and fixed assets related to these stores. The revenues from the stores which closed were $1,904,000 and $4,663,000 for Fiscal 1998 and Fiscal 1997, respectively. Operating losses from these stores were $17,000 and $435,000 for Fiscal 1998 and Fiscal 1997, respectively. All but one of these stores were closed in Fiscal 1998. The remaining store was closed in Fiscal 1999.

On January 28, 1997, the Board of Directors of the Company approved management's plan to close two poor-performing retail stores. The Company wrote off $425,000 of the net carrying value of capitalized leasehold improvements and fixed assets related to these stores, which is included in other expenses in the statement of operations. The revenues from these stores were $99,000 and $802,000 Fiscal 1998 and Fiscal 1997, respectively. Operating losses from these stores were $42,000 and $167,000 for Fiscal 1998 and Fiscal 1997, respectively. These stores were closed in Fiscal 1998.


NOTE 12 - RECAPITALIZATION AND EXTRAORDINARY GAIN:
-------------------------------------------------

In connection with its recapitalization, effective April 13, 1998, the holders of the Company's $3.0 million subordinated notes and $3.0 million subordinated convertible debentures agreed to waive their right to receive any and all interest payments accrued and owing on or after February 28, 1998. This modification of terms was accounted for prospectively, from the effective date, under Statement of Financial Accounting Standards No. 15, "Accounting of Debtors and Creditors for Troubled Debt Restructurings", as follows.

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

Additionally, holders of subordinated debt and warrant securities exchanged such securities for either Series A or Series B preferred stock. The fair value of each preferred stock series was determined as of the issuance date of the stock. The difference between the fair value of the Series A preferred stock granted of $1,769,000 and the carrying amount of the related subordinated debt security's balance exchanged of $3,000,000 was recognized as a gain on the extinguishment of debt, net of transaction expenses, in the amount of $1,231,000. The difference between the fair value of the Series B preferred stock series granted of $2,812,000 and the carrying amount of the related subordinated debt security's balance plus accrued interest exchanged of $2,828,000 was recognized as a gain on the extinguishment of debt, net of transaction expenses, in the amount of $16,000 with $8,000 of the gain on the exchange of notes held by principal shareholders recorded as a credit to additional paid-in capital.
There was no gain or loss recognized on the conversion of the New Securities. (See Note 6)

NOTE 13 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
----------------------------------------------------------

Changes in assets and liabilities which increased (decreased) cash are as follows:

                                                                             Year Ended
                                                                             ----------
                                                    January 29, 2000        January 30, 1999        January 31, 1998
                                                    ----------------        ----------------        ----------------
Accounts and other receivables                          ($    97,000)            ($  180,000)           $    733,000
Merchandise inventories                                   (3,897,000)                805,000               1,062,000
Other current assets                                         (61,000)                319,000                 217,000
Other non-current assets                                  (1,168,000)                (48,000)                 (2,000)
Accounts payable and accrued expenses                     5,736, 000               1,040,000              (3,641,000)
Deferred rent                                                (71,000)               (176,000)                315,000
                                                         -----------             -----------            ------------
                                                         $   442,000             $ 1,760,000             ($1,316,000)
                                                         ===========             ===========            ============

Supplementary disclosure of cash flow information:

                                                        Fiscal 1999             Fiscal 1998            Fiscal 1997
                                                        -----------             -----------            -----------
Cash paid for income taxes                                  $ 11,000                $  3,000               $  5,000
Cash paid for interest                                       447,000                 483,000                954,000

Non-cash investing and financing activities:

                                                     Fiscal 1999            Fiscal 1998            Fiscal 1997
                                                     -----------            -----------            -----------
Conversion of Series B preferred stock to
 common stock                                        $  938,000
Issuance of common stock and warrants in
 connection with financing agreement                    159,000
Preferred dividend accretion                            301,000                 $19,000
Exchange of subsidiary stock for software             1,243,000


NOTE 14 - SEGMENT INFORMATION
-----------------------------

The Company has two reportable segments; Direct-to-customers, which includes online and catalog operations, and Retail, which includes activities related to the Company's retail stores. Both segments sell products to meet the needs of the parents of infants and small children. The Direct-to-customers segment also sells products directed to older children through preteen.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from operations before income taxes.

The Company charges a management fee on inventory transferred from the Retail segment to the Direct-to-customers segment and a fee on services provided by the Retail segment on behalf of the Direct-to-customers segment.

The Company's reportable segments have operations that offer the same or similar products but have a different method of delivery to its customers.

Segment information for Fiscal 1999 is as follows:

                               Online            Catalog       Direct-to-Customers         Retail               Total
                           ---------------   ---------------   --------------------   -----------------   -----------------
 Net sales                    $ 7,394,000        $3,642,000            $11,036,000         $38,043,000        $ 49,079,000
 Interest income                  238,000                                  238,000                                 238,000
 Interest expense                                                                              465,000             465,000
 Depreciation                     278,000                                  278,000           1,672,000           1,950,000
 Non-cash compensation            220,000                                  220,000           1,794,000           2,014,000
 Pre-opening costs                                                                             323,000             323,000
 Minority interest                                                       3,000,000                               3,000,000
 Store closing expense                                                                         151,000             151,000
 Pre-tax loss                  (6,673,000)         (303,000)            (6,976,000)         (3,798,000)        (10,774,000)
 Total assets                   4,294,000           252,000              4,546,000          26,181,000          30,727,000
 Fixed asset additions          2,456,000                                2,456,000           2,390,000           4,846,000

Segment information for Fiscal 1998 is as follows:

                                     Catalog             Retail               Total
                                  --------------   ------------------   -----------------
 Net Sales                           $4,736,000          $31,875,000         $36,611,000
 Interest expense                                            640,000             640,000
 Depreciation                            18,000            1,470,000           1,488,000
 Pre-opening costs                                           209,000             209,000
 Store closing (income)                                     (113,000)           (113,000)
 Pre-tax loss                          (126,000)          (6,743,000)         (6,869,000)
 Total assets                           252,000           17,419,000          17,671,000
 Fixed asset additions                                     1,296,000           1,296,000


NOTE 15 -WARRANTS
-----------------

At January 29, 2000 there were 347,000 warrants outstanding to purchase RightStart.com common stock at $4.50 per share exercisable for five years and expiring in 2004. Also outstanding at January 29, 2000 were 136,500 warrants to purchase RightStart.com common stock at $11.25 per share exercisable for five years and expiring in 2004. These warrants were issued in connection with a strategic alliance with a third party. The value of the 136,500 warrants, using the Black-Sholes pricing model, was determined to be approximately $337,000 and will be amortized over the three-year term of the agreement.


NOTE 16 - OTHER FINANCIAL DATA
------------------------------

Allowance for Doubtful Accounts
-------------------------------

The Activity in the allowance for doubtful accounts was as follows:

                 Beginning Balance      Provision       Write-offs     Ending Balance
                 -----------------      ---------       ----------     --------------
Fiscal 1997                 $14,000         $12,000         ($9,000)          $17,000
Fiscal 1998                  17,000          15,000          (5,000)           27,000
Fiscal 1999                  27,000          60,000                            87,000


Accounts payable and accrued expenses
-------------------------------------

The components of accounts payable and accrued expenses are as follows:

                                              Fiscal 1999                Fiscal 1998
                                              -----------                -----------
Accounts Payable                                   $5,963,000                 $2,333,000
Accrued payroll and related expenses                  504,000                    431,000
Accrued merchandise costs                           1,876,000                    518,000
Accrued professional fees                             485,000                     62,000
Sales returns and allowances                          175,000                     69,000
Sales and use tax accruals                            235,000                    218,000
Other accrued expenses                                328,000                    191,000
                                                   ----------                 ----------
                                                   $9,566,000                 $3,822,000
                                                   ==========                 ==========






NOTE 17 - COMMITMENTS AND CONTINGENCIES
---------------------------------------

Future Advertising
------------------

The Company typically commits to run advertising approximately three months in advance. As of January 29, 2000, the Company had commitments of approximately $800,000 for future advertising. In November 1999 the Subsidiary entered into a term sheet with an integrated media company. The term sheet contemplates that over the three-year term of the proposed agreement the Subsidiary would provide consideration approximating $13.7 million.

Leases
------

Since May 1, 1999, the Company has subleased office space on a month-to-month basis. Rent expense under this sublease totaled $151,000 for Fiscal 1999. The monthly rent cost is approximately $22,500 effective January 29, 2000.

Legal Matters
-------------

The Company is involved in legal matters that arise in the normal course of business. Management is aware of no material claims or actions pending or threatened against the Company and the Subsidiary.


NOTE 18 - SUBSEQUENT EVENT
--------------------------

In April 2000, the Subsidiary sold secured bridge notes to affiliates in the aggregate principal amount of $2,180,000 (the "Bridge Notes"), and warrants to purchase 109,000 shares of its common stock at an exercise price of $6.70 to
provide funding until the Subsidiary can obtain additional equity financing.   A
default on the Bridge Notes would permit such holders to foreclose on the assets of the Subsidiary and require the Subsidiary, to the extent it has not already done so, to issue to the holders of the notes, additional warrants to purchase an aggregate of 8,720,000 shares, or approximately 48.9% of the outstanding common stock of the Subsidiary, at an exercise price of $0.25 per share.

                         NOTE 19 - VALUATION RESERVES
                         ----------------------------

                                                   Additional
                                    Balance at       charged                   Balance at
                                     beginning      to costs                       end
Classification                       of period    and expenses    Deductions    of period
----------------------------------  ------------  --------------  -----------  ------------
Fiscal year ended January 29, 2000
----------------------------------

Allowance for deferred tax asset     $7,728,000      $4,651,000                $12,379,000
Inventory reserve                        68,000         439,000     $429,000        78,000
Allowance for sales returns              69,000         106,000                    175,000
                                    ------------  --------------  -----------  ------------

                                     $7,865,000      $4,962,000     $195,000   $12,632,000
                                    ============  ==============  ===========  ============

Fiscal year ended January 30, 1999
----------------------------------

Allowance for deferred tax asset     $7,079,000        $649,000                 $7,728,000
Inventory reserve                       121,000         369,000     $422,000        68,000
Allowance for sales returns              69,000                                     69,000
                                    ------------  --------------  -----------  ------------

                                     $7,269,000      $1,018,000     $422,000    $7,865,000
                                    ============  ==============  ===========  ============

Fiscal year ended January 31, 1998
----------------------------------

Allowance for deferred tax asset     $3,280,000      $3,799,000                 $7,079,000
Inventory reserve                        81,000         425,000     $385,000       121,000
Allowance for sales returns             103,000                       34,000        69,000
                                    ------------  --------------  -----------  ------------
                                     $3,464,000      $4,224,000     $419,000    $7,269,000
                                    ============  ==============  ===========  ============