Form 10-K/A
period 2000-01-29
RIGHT START INC /CA
filed 2000-05-12
CIK 878720

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

     In our physical stores, we focus on customer service by offering customers carefully selected products presented by sales associates with extensive product knowledge. RightStart.com's online stores provide a number of customer services aimed at bringing the specialty retail experience of our physical stores to RightStart.com's online customers, including free ground shipping on orders over $30, deluxe gift wrapping, guaranteed same-day shipping, guaranteed in-stock availability of products featured on RightStart.com's online store, 24- hour customer service, live online help and product returns to any of our physical stores nationwide. In addition, RightStart.com's online store provides editorial content, including articles from leading parenting publications and interactive content from child development and health care professionals.

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

ITEM 6.   SELECTED FINANCIAL DATA - The selected consolidated financial data
-------   -----------------------
presented below as of and for our fiscal year ended June 1, 1996 ("Fiscal 1996"), the 33-Week Transition Period ended February 1, 1997, the fiscal year ended January 31, 1998 ("Fiscal 1997"), Fiscal 1998 and Fiscal 1999 have been derived from consolidated financial statements which, except for 1996 and the 33-Week Transition Period, are contained elsewhere in this Annual Report on Form 10-K/A. The selected consolidated financial data set forth below are qualified in their entirety by, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements, the notes thereto and other financial and statistical information included elsewhere in this Annual Report on Form 10-K/A.

                                                Fiscal                       33-Week
                                --------------------------------------      Transition      Fiscal
                                     1999        1998           1997          Period         1996
                                     ----        ----           ----       ------------------------
                                  (Dollars in thousands except share data)
Earnings Data
 Revenues:
  Net sales                    $    49,079      $36,611        $38,521     $27,211         $40,368
  Other revenues                                                                               877
                            ----------------------------------------------------------------------
                                    49,079       36,611         38,521      27,211          41,245






Net loss                           (10,842)       (5,680)       (9,241)      (5,378)        (3,899)
Basic and diluted loss               (2.14)        (1.13)        (2.01)       (1.34)         (1.19)
 per share
Share Data
 Weighted average shares
  outstanding                    5,355,756     5,051,820     4,594,086     4,003,095      3,268,407


                                                Fiscal                      33-Week
                                 --------------------------------------    Transition      Fiscal
                                    1999          1998          1997         Period         1996
                                    ----          ----          ----    ---------------------------
                                                 (Dollars in thousands)
Balance Sheet Data
 Current assets                  $   17,424    $    8,300    $    8,908    $   11,704    $    8,353
 Total assets                        30,727        17,671        18,462        22,982        17,475
 Current liabilities                 12,943         6,572         4,796         8,457         4,649
 Long-term debt                       3,000            --         8,734         5,643            --
 Shareholders' equity                 7,921         7,861         3,307         7,172        11,902



All share data has been restated to give effect to our one-for-two reverse stock split which was effective December 15, 1998.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------   ---------------------------------------------------------------
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

     Interest expense. Interest expense, net decreased to $0.5 million in Fiscal 1999 from $0.6 million in Fiscal 1998. The decrease reflects a reduction in our outstanding borrowings. In 1998, we recorded a non-cash charge of $3.85 million related to the amortization of the discount associated with the $3.85 million of non-interest bearing senior subordinated notes issued during the first quarter of Fiscal 1998. The senior subordinated notes were exchanged for preferred stock in December 1998. See "Liquidity and Capital Resources Recapitalization."

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

  4.1   Warrant to purchase 5,000 shares of common stock issued to Heller Financial, Inc.(16)

  4.2   Warrant to purchase 54,600 shares of common stock issued to Jonathan Davidson (3)

  4.3   Warrant to purchase 119,700 shares of common stock issued to Sierra Ventures VII, L.P. (4)

  4.4   Warrant to purchase 136,500 shares of common stock issued to Oxygen Media, LLC(16)

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

10.15   Second Amendment to Loan and Security Agreement and Limited Waiver and Consent dated as of June
        10, 1997 (12)

10.16   Third  Amendment to Loan and Security  Agreement and Limited  Waiver and
        Consent dated as of September 3, 1997 (12)

10.17   Fourth  Amendment to Loan and Security  Agreement and Limited Waiver and
        Consent dated as of January 30, 1998 (10)

10.18   Waiver and Fifth Amendment to Loan and Security Agreement dated as of December 9, 1998 (13)

10.19   Consent by Heller Financial, Inc. to transactions relating to RightStart.com Inc. and modification of Loan Agreement, dated as of July 8, 1999. (16)

10.20   Sixth  Amendment to Loan and Security  Agreement and First  Amendment to
        Secured Capex Note dated as of November 8, 1999 (13)

10.21   Seventh Amendment to Loan and Security Agreement and Second Amendment to
        Secured Capex Note dated as of January 18, 2000 (16)

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

10.34   Form of Indemnification Agreement between RightStart.com and its directors (16)

10.35   1999 RightStart.com Stock Option Plan (16)

10.36   Subscription Agreement dated July 9, 1999 between RightStart.com and Johnathan Davidson (3)(16)

10.37   Subscription Agreement dated December 30, 1999 between RightStart.com and Oxygen Media, LLC (16)

10.38   Stock Grant Agreement dated October 30, 1999 between The Right Start, RightStart.com and
        Guidance Solutions (16)

10.39   Registration Rights Agreement dated October 30, 1999 between RightStart.com and Guidance
        Solutions (16)

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

(16) Previously filed as an Exhibit to the company's 10-K for the fiscal year ended January 29, 2000.


(b)  Reports on Form 8-K

     There were no Reports on Form 8-K filed by the company during the last quarter of Fiscal 1999.


(c) A list of exhibits included as part of this report is set forth in Part IV of this Annual Report on Form 10-K/A above and is hereby incorporated by reference herein.


(d)  Not applicable

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     THE RIGHT START, INC.
                                     (Registrant)


Dated: May 11, 2000                     / s/ Jerry R. Welch
                                     --------------------------------------
                                               Jerry R. Welch

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
                                                                         ==============     ==============

          See accompanying notes to consolidated financial statements

                     THE RIGHT START, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------


                                                                                  Year Ended
                                                           ----------------------------------------------------------
                                                           January 29, 2000     January 30, 1999     January 31, 1998
                                                           ----------------     ----------------     ----------------

Retail Store Sales                                           $   38,043,000     $   31,875,000        $  31,107,000
Online sales before promotional discounts                         9,020,000
Catalog sales                                                     3,645,000          4,736,000            7,414,000
                                                             ---------------    ---------------       --------------
       Total sales                                               50,708,000         36,611,000           38,521,000
       Promotional discounts related to online sales              1,629,000
                                                             ---------------      -------------         ------------
       Net sales                                                 49,079,000         36,611,000           38,521,000

Costs and expenses:
      Cost of goods sold                                         25,279,000         18,576,000           19,244,000
      Operating expense                                          20,370,000         15,106,000           19,019,000
      Non-cash compensation                                       2,014,000
      Marketing and advertising expense                           7,233,000            387,000              193,000
      General and administrative expense                          5,306,000          3,337,000            3,912,000
      Pre-opening costs                                             323,000            209,000              711,000
      Depreciation and amortization expense                       1,950,000          1,488,000            1,608,000
      Other (income) and expense:
         Other expense                                                                                      698,000
         Store closing (income) expense                             151,000           (113,000)           1,207,000
                                                             ---------------    ---------------       --------------
                                                                 62,626,000         38,990,000           46,592,000
                                                             ---------------    ---------------       --------------
Operating loss                                                  (13,547,000)        (2,379,000)          (8,071,000)
Non-cash beneficial conversion feature amortization                                  3,850,000
Minority interest in consolidated subsidiary loss                (3,000,000)
Interest expense, net                                               227,000            640,000            1,143,000
                                                             ---------------    ---------------       --------------

Loss before income taxes and extraordinary item                 (10,774,000)        (6,869,000)          (9,214,000)
Income tax provision                                                 68,000             22,000               27,000
                                                             ---------------    ---------------       --------------
Loss before extraordinary item                                  (10,842,000)        (6,891,000)          (9,241,000)
Extraordinary gain on debt restructuring, net                                        1,211,000
                                                             ---------------    ---------------       --------------

Net loss                                                    $   (10,842,000)    $   (5,680,000)       $  (9,241,000)
                                                             ===============    ===============       ==============

Basic and diluted loss per share:
      Loss before extraordinary item                        $        (2.14)    $        (1.37)       $       (2.01)
      Extraordinary item                                                                 0.24
                                                            ---------------    ---------------       --------------
      Net loss                                              $        (2.14)    $        (1.13)       $       (2.01)
                                                            ===============    ===============       ==============

Weighted average number of shares
     outstanding                                                  5,355,756          5,051,820            4,594,086
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

NOTE 13 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
----------------------------------------------------------

Changes in assets and liabilities which increased (decreased) cash are as follows:

                                                                             Year Ended
                                                                             ----------
                                                    January 29, 2000        January 30, 1999        January 31, 1998
                                                    ----------------        ----------------        ----------------
Accounts and other receivables                          ($    97,000)            ($  180,000)           $    733,000
Merchandise inventories                                   (3,897,000)                805,000               1,062,000
Other current assets                                         (61,000)                319,000                 217,000
Other non-current assets                                  (1,168,000)                (48,000)                 (2,000)
Accounts payable and accrued expenses                      5,736,000               1,040,000              (3,641,000)
Deferred rent                                                (71,000)               (176,000)                315,000
                                                         -----------             -----------            ------------
                                                         $   442,000             $ 1,760,000             ($1,316,000)
                                                         ===========             ===========            ============

Supplementary disclosure of cash flow information:

                                                        Fiscal 1999             Fiscal 1998            Fiscal 1997
                                                        -----------             -----------            -----------
Cash paid for income taxes                                  $ 11,000                $  3,000               $  5,000
Cash paid for interest                                       447,000                 483,000                954,000


Non-cash investing and financing activities:



                                                     Fiscal 1999            Fiscal 1998            Fiscal 1997
                                                     -----------            -----------            -----------
Conversion of Series B preferred stock to
 common stock                                        $  938,000
Issuance of common stock and warrants in
 connection with financing agreement                    159,000
Preferred dividend accretion                            301,000                 $19,000
Exchange of subsidiary stock for software             1,243,000




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

                         NOTE 19 - VALUATION RESERVES
                         ----------------------------

                                                   Additional
                                    Balance at       charged                   Balance at
                                     beginning      to costs                       end
Classification                       of period    and expenses    Deductions    of period
----------------------------------  ------------  --------------  -----------  ------------
Fiscal year ended January 29, 2000
----------------------------------

Allowance for deferred tax asset     $7,728,000      $4,651,000                $12,379,000
Inventory reserve                        68,000         439,000     $429,000        78,000
Allowance for sales returns              69,000         106,000                    175,000
                                    ------------  --------------  -----------  ------------

                                     $7,865,000      $5,196,000     $429,000   $12,632,000
                                    ============  ==============  ===========  ============

Fiscal year ended January 30, 1999
----------------------------------

Allowance for deferred tax asset     $7,079,000        $649,000                 $7,728,000
Inventory reserve                       121,000         369,000     $422,000        68,000
Allowance for sales returns              69,000                                     69,000
                                    ------------  --------------  -----------  ------------

                                     $7,269,000      $1,018,000     $422,000    $7,865,000
                                    ============  ==============  ===========  ============

Fiscal year ended January 31, 1998
----------------------------------

Allowance for deferred tax asset     $3,280,000      $3,799,000                 $7,079,000
Inventory reserve                        81,000         425,000     $385,000       121,000
Allowance for sales returns             103,000                       34,000        69,000
                                    ------------  --------------  -----------  ------------
                                     $3,464,000      $4,224,000     $419,000    $7,269,000
                                    ============  ==============  ===========  ============