Form 10-Q
period 2000-04-29
RIGHT START INC /CA
filed 2000-06-12
CIK 878720

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    Form 10-Q


-------------------------------------------------------------------


(Mark one)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended April 29, 2000

                                       OR

[   ] TRANSITION  REPORT  PURSUANT  TO  SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _______________



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


-------------------------------------------------------------------
  (Former name,  former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X___ No_______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock Outstanding as of April 29, 2000 - 5,614,175 shares.

                              THE RIGHT START, INC.

                               INDEX TO FORM 10-Q
                          FOR THE THIRTEEN WEEK PERIOD
                               ENDED April 29, 2000




                         PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements (unaudited)

            Consolidated Balance Sheets                          3
            Consolidated Statements of Operations                4
            Consolidated Statements of Cash Flows                5
            Notes to Consolidated Financial Statements           6


Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                 10



Item 3.     Quantitative and Qualitative Disclosures About
            Market Risk                                         16

                           PART II - OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K                    18

SIGNATURES                                                      19

                     THE RIGHT START, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS


                                                April 29, 2000 January 29, 2000
                                                -------------- ----------------
                                                  (unaudited)
                                    ASSETS

Current assets:
     Cash and cash equivalents                  $    1,386,000 $      5,199,000
     Accounts and other  receivables                   707,000          682,000
     Merchandise inventories                        11,157,000        9,694,000
     Other current assets                            1,957,000        1,849,000
                                                -------------- ----------------
        Total current assets                        15,207,000       17,424,000

Noncurrent assets:
     Property, fixtures and equipment, net          11,097,000       10,648,000
     Deferred income taxes                           1,400,000        1,400,000
     Other noncurrent assets                           468,000        1,255,000
                                                -------------- ----------------

                                                $   28,172,000 $     30,727,000
                                                ============== ================


                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses      $   12,025,000 $      9,566,000
     Revolving line of credit                        3,169,000        3,377,000
     Term note payable                               3,000,000
     Secured bridge notes payable, net of
        unamortized discount of $267,000             1,913,000
                                                -------------- ----------------
        Total current liabilities                   20,107,000       12,943,000

Term note payable                                                     3,000,000
Deferred rent                                        1,358,000        1,378,000

Minority interest in consolidated subsidiary         1,076,000        3,397,000

Commitments and contingencies

Mandatorily redeemable preferred stock Series A,
     $3,000,000 redemption value                     2,171,000        2,088,000

Shareholders' equity:
     Convertible preferred stock Series B            1,547,000        1,875,000
     Convertible preferred stock Series C            3,733,000        3,850,000
     Common stock (25,000,000 shares authorized
        at no par value; 5,614,175 and 5,417,666
        issued and outstanding, respectively)       22,722,000       22,593,000
     Paid in capital                                16,013,000       15,471,000
     Accumulated deficit                           (40,555,000)     (35,868,000)
                                                -------------- ----------------
        Total shareholders' equity                   3,460,000        7,921,000
                                                -------------- ----------------

                                                $   28,172,000 $     30,727,000
                                                ============== ================

          See accompanying notes to consolidated financial statements


                              THE RIGHT START, INC. AND SUBSIDIARY
                             CONSOLIDATED STATEMENTS OF OPERATIONS




                                                                   Thirteen Weeks Ended
                                                           --------------------------------------
                                                            April 29, 2000         May 1, 1999
                                                           ------------------    ----------------
                                                              (unaudited)          (unaudited)

Retail store sales                                         $      10,329,000     $     9,035,000
Online sales before promotional discounts                          4,733,000
Catalog sales                                                        624,000           1,686,000
Shipping and handling revenues                                       188,000             351,000
                                                           ------------------    ----------------
       Total sales                                                15,874,000          11,072,000
       Promotional discounts related to online sales                 583,000
                                                           ------------------       -------------
       Net sales                                                  15,291,000          11,072,000

Costs and expenses:
     Cost of goods sold - merchandise                              7,840,000           5,115,000
     Cost of goods sold - shipping and handling                    1,175,000             309,000
     Operating expense                                             5,292,000           4,100,000
     Non-cash compensation                                            52,000
     Marketing and advertising expense                             4,210,000             144,000
     General and administrative expense                            1,927,000             888,000
     Pre-opening costs                                               156,000              62,000
     Depreciation and amortization expense                           772,000             349,000
                                                           ------------------    ----------------
                                                                  21,424,000          10,967,000
                                                           ------------------    ----------------
Operating income (loss)                                           (6,133,000)            105,000

Minority interest in consolidated subsidiary loss                 (2,479,000)
Write off of initial public offering costs                           772,000
Interest expense, net                                                241,000              85,000
                                                           ------------------    ----------------

Income (loss) before provision for income taxes                   (4,667,000)             20,000
Provision for income taxes                                            20,000               9,000
                                                           ------------------    ----------------

Net income (loss)                                          $      (4,687,000)    $        11,000
                                                           ==================    ================

Basic and diluted loss per share                           $           (0.86)    $         (0.01)
                                                           ==================    ================

Basic and diluted weighted average number of shares
     outstanding                                                   5,542,856           5,051,820
                                                           ==================    ================


          See accompanying notes to consolidated financial statements


                      THE RIGHT START, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          Thirteen Weeks Ended
                                                                -----------------------------------------
                                                                 April 29, 2000           May 1, 1999
                                                                -----------------     -------------------
                                                                   (unaudited)            (unaudited)
Cash flows from operating activities:
       Net income (loss)                                        $     (4,687,000)     $           11,000
       Adjustments to reconcile net income (loss)
         to net cash provided by (used in) operating activities:
          Depreciation and amortization                                  772,000                 349,000
          Non-cash compensation expense                                   52,000
          Non-cash advertising expense                                    27,000
          Amortization of bridge note discount                            19,000
          Minority interest in consolidated subsidiary loss           (2,479,000)
          Changes in assets and liabilities affecting operations       1,623,000                 193,000
                                                                -----------------     -------------------


              Net cash provided by (used in) operating activities     (4,673,000)                553,000
                                                                -----------------     -------------------

Net cash used in investing activities:
       Additions to property, fixtures and equipment                  (1,241,000)               (769,000)
                                                                -----------------     -------------------

Cash flows from financing activities:
       Net proceeds from (payments on) revolving line of credit         (208,000)                 94,000
       Net payments on term note payable                                                        (250,000)
       Net proceeds from issuance of secured bridge notes              2,180,000
       Proceeds from common stock issued upon exercise of
          stock options                                                  129,000
                                                                -----------------     -------------------

              Net cash provided by (used in) financing activities      2,101,000                (156,000)
                                                                -----------------     -------------------

Net decrease in cash and cash equivalents                             (3,813,000)               (372,000)
Cash at beginning of period                                            5,199,000                 626,000
                                                                -----------------     -------------------

Cash and cash equivalents at end of period                      $      1,386,000      $          254,000
                                                                =================     ===================


          See accompanying notes to consolidated financial statements

                      THE RIGHT START, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1:  Description of Business and Significant Accounting
Policies

      The Right Start, Inc. (the "Company" or "Parent") is a specialty retailer of high quality developmental, educational and care products for infants and children. The consolidated financial statements include the results of the Company and its majority-owned subsidiary, RightStart.com Inc. ("RightStart.com" or the "Subsidiary"). RightStart.com was formed in April 1999 for the purpose of engaging in electronic commerce over the Internet. Effective May 1, 1999, the Company contributed its catalog assets to RightStart.com and in July 1999, RightStart.com issued preferred stock to certain investors (then representing 33% on a fully-diluted basis) of RightStart.com's outstanding capital stock. The preferred stock converted to common stock of RightStart.com in October 1999. The Company's ownership interest in RightStart.com was 60.2% at April 29, 2000.

      There have been no changes in the Company's significant accounting policies as set forth in the Company's consolidated financial statements for the year ended January 29, 2000. These unaudited consolidated financial statements as of April 29, 2000 and for the thirteen week period then ended have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K/A for the year ended January 29, 2000. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Certain reclassifications have been made to conform prior year amounts to the current year presentation.

      Operating results for the thirteen week period ended April 29, 2000 are not necessarily indicative of the results that may be expected for the year ending February 3, 2001.



NOTE 2:  Bridge Notes Payable

      In April 2000, the Subsidiary sold secured bridge notes to affiliates in the aggregate principal amount of $2,180,000 (the "Bridge Notes"), and warrants to purchase 109,000 shares of its common stock at an exercise price of $6.70 (the "Bridge Warrants") to provide funding until the Subsidiary can obtain additional equity financing. The Bridge Notes are secured by substantially all of the assets of the Subsidiary. Using the Black-Scholes model, the estimated fair value of the Bridge Warrants was calculated at $286,000 and has been recorded as a reduction in the carrying amount of the Bridge Notes, with a corresponding increase in shareholders' equity. The discount on the Bridge Notes is being amortized over the estimated term of the notes as additional interest expense. A default on the Bridge Notes would permit such holders to foreclose on the assets of the Subsidiary and require the Subsidiary, to the extent it has not already done so, to issue to the holders of the notes, additional warrants to purchase an aggregate of 8,720,000 shares, or approximately 48.9% of the outstanding common stock of the Subsidiary, at an exercise price of $0.25 per share.


NOTE 3:  Write off of Initial Public Offering Costs

      On January 18, 2000, RightStart.com filed a registration statement with the Securities and Exchange Commission with respect to an offering of its common stock. Costs of $0.8 million, incurred in connection with the offering, including audit fees, legal fees, various filing fees and printer costs, were deferred pending the completion of the offering. On May 19, 2000, RightStart.com filed to withdraw this registration statement because of adverse market conditions. In accordance with the current accounting guidance, the Company has expensed all deferred costs in the current period.

NOTE 4:  Per Share Data

      On December 15, 1998, the Company's shareholders approved a one-for-two reverse split of the Company's common stock, which had previously been approved by the Company's Board of Directors. The reverse split was effective December 15, 1998. All references in the consolidated financial statements to shares and related prices, weighted average number of shares, per share amounts and stock plan data have been adjusted to reflect the reverse split.

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


                                                  Thirteen weeks ended
                                                  --------------------

                                              April 29, 2000       May 1, 1999
                                              --------------       -----------


Net income (loss)                               $(4,687,000)       $    11,000
Less:  Preferred stock accretion                    (83,000)           (70,000)
                                              -------------        -----------

Basic and diluted loss
  applicable to common shareholders             $(4,770,000)       $   (59,000)
                                                ===========        ===========

Weighted average shares                           5,542,856          5,051,820
Loss per share, basic and diluted                    $(0.86)            $(0.01)


      Securities that could potentially dilute EPS in the future that were not included in the computation of diluted EPS because to do so would have been antidilutive for the periods presented include options outstanding to purchase 979,907 and 701,161 shares of common stock at April 29, 2000 and May 1, 1999, respectively; Series B preferred stock convertible into 549,995 and 1,000,000 shares of common stock at April 29, 2000 and May 1, 1999, respectively; and Series C preferred stock convertible into 1,866,650 and 1,925,000 shares of common stock at April 29, 2000 and May 1, 1999, respectively.



NOTE 5:  Supplemental Disclosure of Cash Flow Information

      Interest paid amounted to $156,000 and $103,000 for the thirteen weeks ended April 29, 2000 and May 1, 1999, respectively. Cash paid for income taxes was $8,000 and $11,000 for the thirteen weeks ended April 29, 2000 and May 1, 1999, respectively.

      Changes in assets and liabilities which increased (decreased) cash are as follows:


                                        Thirteen weeks ended
                                        --------------------

                                    April 29, 2000   May 1, 1999
                                      ----------       --------
Accounts and other receivables      $    (25,000)    $  (56,000)
Merchandise inventories               (1,463,000)      (243,000)
Other current assets                    (108,000)      (309,000)
Other noncurrent assets                  760,000        (24,000)
Accounts payable and accrued expenses  2,479,000        834,000
Deferred rent                            (20,000)        (9,000)
                                      ----------       --------
                                    $  1,623,000     $  193,000
                                    ============     ==========



NOTE 6:  New Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board issued SFAS No.133 "Accounting For Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS 133, as amended by SFAS 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company currently does not have or use derivative instruments.


NOTE 7:  Segment Information

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

      The Company's reportable segments have operations that offer the same or similar products but have a different method of delivery to their customers.

Segment information for the thirteen weeks ended April 29, 2000 is as follows:


                                                                          Total
                                      Online           Catalog       Direct-to-Customers     Retail            Total
                                      ------           -------       -------------------     ------            -----
 Net sales                          $4,198,000         $764,000            $4,962,000      $10,329,000      $15,291,000
 Interest expense                                                                              241,000          241,000
 Depreciation                          232,000                                232,000          540,000          772,000
 Non-cash compensation                  41,000                                 41,000           11,000           52,000
 Pre-opening costs                                                                             156,000          156,000
 Minority Interest                                                          2,479,000                         2,479,000
 Pre-tax loss                       (3,674,000)         (75,000)           (3,749,000)        (918,000)      (4,667,000)
 Total assets                        5,816,000          252,000             6,068,000       22,104,000       28,172,000
 Fixed asset additions                 594,000                                594,000          647,000        1,241,000



Segment information for the thirteen weeks ended May 1, 1999 is as follows:

                                     Catalog           Retail                    Total
                                     -------           ------                    -----
 Net sales                          $2,037,000       $9,035,000             $11,072,000
 Interest expense                                        85,000                  85,000
 Depreciation                            5,000          344,000                 349,000
 Pre-opening costs                                       62,000                  62,000
 Pre-tax income (loss)                 179,000         (159,000)                 20,000
 Total assets                          252,000       18,110,000              18,362,000
 Fixed asset additions                                  769,000                 769,000


                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

     When used in this report and elsewhere by management from time to time, the words "believes," "anticipates," and "expects" and similar expressions are intended to identify forward-looking statements with respect to our financial condition, results of operations and business and that of our majority-owned online subsidiary, RightStart.com, a Delaware corporation ("RightStart.com"). Certain important factors, including but not limited to competition from other children's product retailers, losses expected in the online business, limitations on access to capital to fund the expansion and the growth in the number of our physical stores and in RightStart.com's online business, the dependence of RightStart.com on its technology services provider, consumer acceptance of online retailing and RightStart.com's online stores and the lack of operating experience at RightStart.com, could cause actual results to differ materially from those expressed in our forward-looking statements. Further information on potential factors that could affect our financial condition and that of RightStart.com, is included in our filings with the Securities and Exchange Commission, including our Form 10-K/A for the year ended January 29, 2000 and our Registration Statement on Form S-3 (No. 333-84319). We caution readers not to place undue reliance on forward-looking statements, which speak only as of the date of this filing. We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after that date.

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

Retail Store Operations

At April 29, 2000, The Right Start, Inc. operated 53 retail stores in 15 states throughout the United States. The stores' product mix includes a wide variety of items to meet the needs of infants, small children and their care givers, all presented within a store designed to provide a safe, baby-friendly environment for the shopping ease of new parents.


      The following table sets forth the unaudited statement of operations data for Retail Store Operations:

                                                      Thirteen weeks ended
                                             -----------------------------------------
                                                April 29, 2000          May 1, 1999
                                                --------------          -----------
Retail net sales                              $10,329,000   100.0%   $9,035,000  100.0%
Cost of goods sold                              5,061,000    49.0%    4,401,000   48.7%
Operating expense                               4,034,000    39.1%    3,392,000   37.5%
Non-cash compensation                              11,000     0.1%
Marketing and advertising expenses                249,000     2.4%     144,000     1.6%
General and administrative expenses               955,000     9.2%     766,000     8.5%
Pre-opening costs                                 156,000     1.5%      62,000     0.7%
Depreciation and amortization expense             540,000     5.2%     344,000     3.8%
                                              -----------            ----------
    Operating loss                               (677,000)   -6.6%     (74,000)   -0.8%
Interest expense                                  241,000     2.3%      85,000     0.9%
                                              -----------            ----------
    Loss before provision for income taxes       (918,000)   -8.9%    (159,000)   -1.8%
Provision for income taxes                         20,000     0.2%       9,000     0.1%
                                              -----------            ----------
    Net loss                                    ($938,000)   -9.1%   ($168,000)   -1.9%
                                              ===========            ==========


Thirteen weeks ended April 29, 2000 compared with May 1, 1999


      Net Sales. Retail net sales consist of gross product sales to customers net of returns. Retail net sales increased by $1.3 million, or 14.3%, from $9.0 million for the thirteen weeks ended May 1, 1999 to $10.3 million for the thirteen weeks ended April 29, 2000. The net sales growth reflects an increase in the store base from 41 stores to 53 stores, offset somewhat by a 1.7% decline in same-store sales.

      Cost of goods sold. Cost of goods sold consists primarily of the cost of products sold, inbound freight costs and inventory shrinkage costs. Retail gross margin remained relatively flat at 51.0% and 51.3% for the current period and prior year period, respectively.

      Operating expense. Retail operating expense consists of store operational expenses, retail personnel costs, and costs related to the distribution and warehousing of our retail merchandise. Retail operating expense was $4.0 million for the current period as compared to $3.4 million for the same period last year. The $.6 million or 18.9% increase primarily reflects the addition of twelve new store locations as well as costs related to increased retail management staff and related costs.

      Marketing and advertising expense. Retail marketing and advertising expense generally consists of print advertising in national and regional publications, as well as promotional mailings to our customers. Marketing and advertising expense increased from $0.1 million for the thirteen-week period ended May 1, 1999 to $0.2 million for the same period this year. This growth reflects increased utilization of promotional mailings to our customer database, as well as expenses incurred to increase brand awareness in our regional markets.

      General and administrative expense. General and administrative expense consists primarily of the costs related to management, financial, merchandising, inventory, professional service fees and other administrative support attributable to Retail Store Operations. General and administrative expense increased 24.7 % to $1.0 million for the current period from $0.8 million for the comparable period last year. The increase is due primarily to an increase in staffing and related costs.

      Depreciation and amortization. Depreciation and amortization expense increased $0.2 million from $0.3 million in the prior period to $0.5 million in the current period. The increase was due to the additional assets placed in service related to new store openings.

      Pre-opening costs. Pre-opening costs consist primarily of non-recurring marketing, advertising, and other expenses related to the opening of new store locations. Pre-opening costs increased $94,000 from $62,000 in the thirteen weeks ended May 1, 1999 to $156,000 for the current year. The increase was due to the opening costs related to eleven stores reflected in the current period versus six stores in the prior period.

      Interest expense. Interest expense increased from $85,000 in the thirteen weeks ended May 1, 1999 to $241,000 for the same period this year. The increase reflects an increase in our outstanding borrowings for the current period over the prior period.

      Provision for income taxes. The provision for income taxes is related to state income taxes. No Federal or state income tax benefit was recorded for either the current or prior period due to the uncertainty surrounding realizing any tax benefits in future years.


RightStart.com Operations

      RightStart.com was formed in April 1999 to engage in electronic commerce over the Internet. As part of the initial capitalization, RightStart.com acquired its catalog operations from The Right Start, Inc.

      Online sales are presented on a gross basis, which is after product returns but before promotional discounts.

      The online stores were launched on June 29, 1999. As a result, the first quarter of the current fiscal year is comprised of 13 weeks of both catalog operations and online store operations and the comparable period of the prior year is comprised solely of 13 weeks of catalog operations and no online store operations.

      The following table sets forth the unaudited statement of operations data for the periods indicated for RightStart.com:

                                                                  Thirteen weeks ended
                                                                  --------------------
                                                         April 29, 2000              May 1, 1999
                                                         --------------              -----------

Catalog net sales                                          $624,000      12.6%   $1,686,000   82.8%
Online store sales before promotional discounts           4,733,000      95.4%                 0.0%
Shipping and handling revenues                              188,000       3.8%      351,000   17.2%
                                                        -----------                --------
     Total Sales                                          5,545,000     111.7%    2,037,000  100.0%
Promotional discounts related to online store sales         583,000      11.7%                 0.0%
                                                        -----------                --------
     Net Sales                                            4,962,000     100.0%    2,037,000  100.0%
Cost of goods sold - merchandise                          2,779,000      56.0%      714,000   35.1%
Cost of goods sold - shipping and handling                1,175,000      23.7%      309,000   15.2%
Operating expense                                         1,258,000      25.4%      708,000   34.8%
Non-cash compensation                                        41,000       0.8%                 0.0%
Marketing and advertising expenses                        3,961,000      79.8%                 0.0%
General and administrative expenses                         972,000      19.6%      122,000    6.0%
Depreciation and amortization expense                       232,000       4.7%        5,000    0.2%
                                                        -----------                --------
     Operating income (loss)                             (5,456,000)   -110.0%      179,000    8.8%
Minority Interest in consolidated subsidiary loss         2,479,000      50.0%                 0.0%
Write off of initial public offering costs                  772,000      15.6%
Interest expense                                                          0.0%                 0.0%
                                                        -----------                --------
     Income (loss) before provision for income taxes     (3,749,000)    -75.6%      179,000    8.8%
Provision for income taxes                                        0       0.0%                 0.0%
                                                        -----------                --------
     Net income (loss)                                  ($3,749,000)    -75.6%     $179,000    8.8%
                                                        ===========                ========

      Sales. Gross sales consist of product sales to customers and are net of product returns; net sales are net of promotional discounts. Net sales increased by $3.1 million, or 183.0%, to $4.8 million for the thirteen weeks ended April 29, 2000 from $1.7 million for the comparable period of the prior year. This growth in net sales was attributable to the launch of the online stores on June 29, 1999, partially offset by a decline in catalog sales. Online store net sales were $4.2 million in the first quarter of the current year, compared to no sales in the same quarter of the prior year. Online store net sales are net of promotional discounts of $0.6 million for the current quarter. Catalog net sales decreased $1.1 million, or 63.0%, to $0.6 million for the first quarter of this year from $1.7 million in the comparable period of the prior year. The majority of the decline in catalog net sales was attributable to a planned reduction in catalog circulation and a shift of a portion of the Direct-to-customer business from the catalog to the online stores.

      Shipping and handling revenues. Catalog customers have traditionally been charged a fee to cover the cost of shipping and handling. The Company has historically offset the fees and expenses and reported the net number in operating expense. When we entered the online business, we decided to offer free shipping and handling for standard ground shipping. Customers desiring upgraded shipping were charged a fee approximating the additional cost. These revenues along with shipping and handling expenses were reported as operating expense in the same manner in which the Company handled the catalog. New accounting guidance (issued May 18, 2000) requires that shipping and handling revenues and expenses be accounted for as revenues and cost of sales. Approximately 5% of online customers paid for upgraded shipping during the period. In May, 2000 we modified our free shipping policy so that free shipping applies only to orders greater than $30. Accordingly, we expect future shipping and handling revenues to increase somewhat from current levels.

      Cost of goods sold- Merchandise. Cost of goods sold consists primarily of the cost of products sold, inbound freight costs and inventory shrinkage costs. Merchandise gross margin decreased to 41.8% this year from 57.7% in the prior year. Merchandise gross margin on catalog net sales decreased to 54.6% this year from 57.7% last year, due to a less favorable product mix. Merchandise gross margin on online store net sales was 39.9% in the first quarter of this year. Merchandise gross margin on online store net sales was lower than merchandise gross margin on catalog net sales in the current quarter due to the introductory promotional discounting offered to customers of the online stores as well as a different mix of products offered in the online stores.

      Cost of goods sold- Shipping and handling. Shipping and handling expenses include amounts paid to our third party distribution service, returns processing costs, shipping supplies and actual shipping charges. These expenses for the first quarter of the current year were $1.2 million or 23.7% of sales as compared to $0.3 million or 15.2% of sales last year. The increase in shipping and handling is directly attributable to the increase in sales from the new online stores and the mix of products offered.

      Operating expenses. Operating expenses consist primarily of credit card processing fees, expenses related to catalog production and distribution, customer service, as well as related personnel costs. Operating expenses increased by $0.6 million to $1.3 million or 25.4% in the first quarter of this year from $0.7 million or 34.8% in the same period of last year. Operating expenses related to the online store were $1.0 million in the first quarter of this year. Operating expenses related to the catalog decreased $0.4 million due to reduced circulation and sales.

      Marketing and advertising expense. Marketing and advertising expense consists of radio, television, magazines, newspaper, direct mail, e-mail and on-line solicitations, including all production and distribution, incurred in connection with promoting our online store which amounted to $4.0 million or 83.0% of online store sales during the current quarter. There was no comparable activity in the prior year period.

      General and administration expenses. General and administration expenses consist primarily of the costs related to website hosting and maintenance, management and support personnel, fees paid to The Right Start, Inc. for accounting, payroll, and administrative support services under a management services agreement, professional service fees and office lease expenses. General and administration expenses increased $0.9 million to $1.0 million this year from $0.1 million in the prior year period. As a percentage of net sales, general and administration expenses increased to 20.4% in the first quarter of this year from 7.2% in the comparable prior year period. Current quarter general and administration expenses included direct fees paid to The Right Start, Inc. of $0.1 million.

      Depreciation Expense. Depreciation expense increased $227,000 from $5,000 in the prior period to $232,000 in the current quarter. This increase was due primarily to web site hardware and software additions which are being depreciated over a three year period.

      Non-cash compensation expense. Non-cash compensation expense relates to stock options granted at exercise prices below the deemed fair value of RightStart.com common stock. A non-cash compensation expense of $41,000 was recorded in the first quarter of the current year. No non-cash compensation expense was reported in the prior year period.

      Provision for income taxes. The tax provision has been computed as if RightStart.com had operated as a separate entity for all periods presented. As a result of net losses, no benefit for income taxes was recorded for either fiscal period. A tax benefit has not been recorded for any period presented due to uncertainties surrounding the timing of realizing any benefits in future years.

      Minority interest in consolidated subsidiary. Minority interest represents minority shareholders' portion of RightStart.com losses for the thirteen weeks ended April 29, 2000. The allocation of the loss to the minority interest in the current quarter was $2.5 million.

      Write off of initial public offering costs. On January 18, 2000, RightStart.com filed a registration statement with the Securities and Exchange Commission with respect to an offering of its common stock. Costs of $0.8 million, incurred in connection with the offering, including audit fees, legal fees, various filing fees and printer costs, were deferred pending the completion of the offering. On May 19, 2000, RightStart.com filed to withdraw this registration statement because of adverse market conditions. In accordance with the current accounting guidance, the Company has expensed all deferred costs in the current period.



      The Company has a net deferred tax asset of $1.4 million. Management expects that the Company will generate $4.0 million of taxable income within the next 15 years to utilize a minimum of $1.4 million of the net deferred tax asset. The taxable income will be generated through a combination of improved operating results and tax planning strategies. Rather than lose the tax benefit, the Company could implement certain tax planning strategies including the sale of certain of the Company's operations or some of its investment in
RightStart.com. Based on the expected operating improvements combined with tax planning strategies in place, management believes that adequate taxable income will be generated over the next 15 years in which to utilize the portion of the net operating loss carryforwards not reserved against.

      The Company's ability to fund our operations, open new stores on our planned timeframe and maintain compliance with our Credit Facility is dependent on our ability to generate sufficient cash flow from operations and secure financing. Historically, we have incurred losses and may continue to incur losses, depending on the success of our business strategy. Losses could negatively affect working capital, the extension of credit by our suppliers and our operations.




Liquidity and Capital Resources


      In the first quarter of Fiscal 2000, we used $4.7 million in cash in our operating activities compared to the $0.6 million in cash provided by our operating activities in the first quarter of Fiscal 1999. In the first quarter of Fiscal 2000, we used $1.2 million in cash in investing activities for fixed asset additions compared to $0.8 million in the first quarter of Fiscal 1999. The primary source of funds for the use of cash in the first quarter of Fiscal 2000 were borrowings under the Parent's $13 million credit facility (the "Credit Facility"), the sale by RightStart.com to affiliated investors of its secured bridge notes and warrants which netted proceeds of $2.2 million and the remaining proceeds of the sale by RightStart.com to third party investors of its preferred stock in Fiscal 1999.


Retail Store Operations
-----------------------

      During the first quarter of Fiscal 2000, our primary sources of liquidity for Retail Store Operations were from borrowings under the Credit Facility. The Credit Facility consists of a $10.0 million revolving line of credit for working capital (the "Revolving Line") and a $3.0 million capital expenditure facility (the "Capex Line"). Availability under the Revolving Line is subject to a defined borrowing base. As of April 29, 2000 borrowings of $3.2 million were outstanding under the Revolving Line and $3.0 million was outstanding under the Capex Line; $5.5 million was available at April 29, 2000 under the Revolving Line. Interest accrues on the Revolving Line at prime plus 1.0% and at prime plus 1.5% on the Capex Line. At April 29, 2000, the bank's prime rate of interest was 9.0%. The Credit Facility terminates on February 19, 2001, and on such date, all borrowings thereunder are immediately due and payable. Borrowings under the Credit Facility are secured by substantially all of our assets (including our stock in RightStart.com, but excluding the assets of RightStart.com). We plan to replace the Credit Facility by January 2001.

      The Credit Facility, as amended in June 2000, requires the Company, excluding any contribution from RightStart.com, at all times during Fiscal 2000, to maintain net worth (defined to include equity, additional paid-in capital, retained earnings (accumulated deficit) and subordinated debt and to exclude the operating results of RightStart.com) ("Net Worth") of $6,500,000 through the end of July 2000 and returning to $8,000,000 as of the end of August 2000 and for the balance of the term. At April 29, 2000, Net Worth was $7,214,000. The Credit Facility also requires that the Company's earnings before interest, taxes, depreciation, amortization and non-recurring charges ("EBITDA") exceed $250,000 for the twelve months ending April 30, 2000 and $500,000 for the twelve months ending July 31, 2000, October 31, 2000 and January 31, 2001. For the twelve months ended April 29, 2000, EBITDA was $300,000. In addition, the Company's capital expenditures are limited to $1,750,000 in Fiscal 2000. The Company is required to pay $100,000 on the Capex Line per month beginning May 1, 2000.


RightStart.com
--------------

      During the first quarter of Fiscal 2000, RightStart.com's primary sources of liquidity were from the issuance of its secured bridge notes and warrants and the remaining proceeds of the sale to third party investors of its preferred stock in Fiscal 1999. The conversion of the preferred stock to common stock and the purchase of website development and maintenance services for RightStart.com from its technology services provider through the exchange of common stock for these services has reduced the Parent's ownership of RightStart.com to approximately 60% of its outstanding common stock. In April 2000, RightStart.com sold secured bridge notes in the aggregate principal amount $2,180,000 (the "Bridge Notes") and warrants to purchase 109,000 shares of its common stock at an exercise price of $6.70 to affiliates, to provide funding until RightStart.com can obtain additional equity financing. The Bridge Notes are secured by substantially all of the assets of RightStart.com. A default on the Bridge Notes would permit such holders to foreclose on the assets of RightStart.com and require RightStart.com, to the extent it has not already done so, to issue to the holders of the notes, warrants to purchase an aggregate of 8,720,000 shares, or approximately 48.9% of the outstanding common stock of RightStart.com, at an exercise price of $0.25 per share. RightStart.com's ability to fund its operations and grow its market share is dependant upon its ability to raise additional capital. On January 18, 2000, RightStart.com filed a registration statement with the Securities and Exchange Commission with respect to an offering of its common stock. On May 19, 2000, RightStart.com filed to withdraw this registration statement because of adverse market conditions. RightStart.com is currently evaluating its financial alternatives. These alternatives include, but are not limited to, completing a private equity transaction, selling RightStart.com or merging with another internet participant, or severely reducing its operations until market conditions improve. Additional bridge notes may be required in order to affect some or all of these alternatives. The Company believes that such bridge note financing is achievable. In the event that none of the alternatives can be completed, website operations could have to be suspended.

      RightStart.com entered into a term sheet in November 1999 with Oxygen Media, LLC. The term sheet contemplates that over the three-year term of the proposed agreement RightStart.com would provide consideration approximating $13.7 million, including in-kind consideration provided by us.


Impact of Inflation
-------------------

      The impact of inflation on the results of operations has not been significant during our last three fiscal years.


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


Other Matters
-------------

New Accounting Requirements
---------------------------

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective beginning in the first quarter of 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires companies to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. SFAS No. 133 was amended by SFAS No. 137 which defers the effective date of the SFAS No. 133 to all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS No. 133 is effective for our first fiscal quarter in the year 2001 and is not expected to have a material effect on our financial position.


ITEM 3.  Quantitative and Qualitative Disclosures About Market
Risk
-------
----------------------------------------------------------

      In the ordinary course of operations, we face no significant market risk from derivative instruments. Our purchase of imported products subjects us to a minimum amount of foreign currency risk. Foreign currency risk is that risk associated with recurring transactions with foreign companies, such as purchases of goods from foreign vendors. If the strength of foreign currencies increases compared to the United States dollar, the price of imported products could increase. We have no commitments, however, for future purchases with foreign vendors and, additionally, we have the ability to source products domestically in the event of import price increases.

      See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" above for a discussion of our debt obligations, the interest rates of which are linked to the prime rate. We have not entered into any derivative financial instruments to manage interest rate risk, currency risk or for speculative purposes and we are currently not evaluating the future use of these instruments.

                                     PART II

                                OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

The  Company  filed no  Reports  on Form 8-K during the first 13 weeks of Fiscal
2000.


The following exhibits of The Right Start, Inc. are included herein:


Exhibit
Number
------
4.1 Warrant dated April 18, 2000 issued in connection with Secured Bridge Note issued to Fred Kayne. (1)

4.2  Secured Bridge Note dated April 18, 2000 issued to Fred Kayne. (2)

10.1 Eighth Amendment to Loan and Security Agreement and Waiver, dated as of April 28, 2000, between Heller Financial, Inc. and the Company.

10.2 Ninth Amendment to Loan and Security Agreement, dated as of June 9, 2000, between Heller Financial, Inc. and the Company.

10.3 Secured Bridge Note and Warrant Purchase Agreement dated April 18, 2000 by and among the Company, Fred Kayne, Richard Kayne and Palomar
     Ventures I, L.P.

10.4 First Amendment to Secured Bridge Note and Warrant Purchase Agreement and Security Agreement dated June 1, 2000 between the Company and Guidance Solutions, Inc.

10.5 Security Agreement dated April 18, 2000 by and among the Company, Fred Kayne, Richard Kayne and Palomar Ventures I, L.P.

27   Financial Data Schedule.


----------


(1) Substantially identical warrants were issued to Richard Kayne (for 50,000 shares), Palomar Ventures I, L.P. (for 9,000 shares) and Guidance Solutions (for 4,753 shares on June 1, 2000).
(2)     Substantially  identical  Bridge  Notes  were  issued to  Richard  Kayne
        ($1,000,000), Palomar Ventures I, L.P. ($180,000) and Guidance Solutions, Inc. ($95,055 on June 1,2000).

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.


                               THE RIGHT START, INC.



Date:  June 12, 2000                            /s/ JERRY WELCH
       -------------                            ---------------
                                                Jerry Welch
                                                Chief Executive
Officer


Date:  June 12, 2000                            /s/ GINA M.ENGELHARD
       -------------                            ---------------------
                                                Gina M. Engelhard
                                                Chief Financial Officer