Form 10-Q
period 2000-07-29
RIGHT START INC /CA
filed 2000-09-12
CIK 878720

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    Form 10-Q


-------------------------------------------------------------------------------


(Mark one)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                  For the quarterly period ended July 29, 2000

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------     ---------------------


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
Yes     X              No
   -----------           -----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock Outstanding as of July 29, 2000 - 5,614,175 shares.

                              THE RIGHT START, INC.

                               INDEX TO FORM 10-Q
                  FOR THE THIRTEEN AND TWENTY-SIX WEEK PERIODS
                               ENDED July 29, 2000




                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements (unaudited):
         Consolidated Balance Sheets                                   3
         Consolidated Statements of Operations                         4
         Consolidated Statements of Cash Flows                         5
         Notes to Consolidated Financial Statements                    6


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                          11


Item 3.  Quantitative and Qualitative Disclosures About Market Risk   20



                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K                             21


SIGNATURES                                                            22

                              THE RIGHT START, INC. AND SUBSIDIARY
                                  CONSOLIDATED BALANCE SHEETS



                                                                July 29, 2000    January 29, 2000
                                                                -------------    ----------------
                                                                  (unaudited)
                                             ASSETS

Current assets:
     Cash and cash equivalents                                  $  1,378,000     $     5,199,000
     Accounts and other  receivables                                 638,000             682,000
     Merchandise inventories                                      10,450,000           9,694,000
     Other current assets                                          1,680,000           1,849,000
                                                                -------------    ----------------
                       Total current assets                       14,146,000          17,424,000

Noncurrent assets:
     Property, fixtures and equipment, net                        10,677,000          10,648,000
     Deferred income taxes                                         1,400,000           1,400,000
     Other noncurrent assets                                         435,000           1,255,000
                                                                -------------    ----------------

                                                                $ 26,658,000     $    30,727,000
                                                                =============    ================


                              LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses                      $ 12,315,000     $     9,566,000
     Revolving line of credit                                      4,343,000           3,377,000
     Term note payable                                             2,700,000
     Secured bridge notes payable, net of unamortized
        discount of $130,000                                       3,805,000
                                                                -------------    ----------------
                       Total current liabilities                  23,163,000          12,943,000

Term note payable                                                                      3,000,000
Deferred rent                                                      1,287,000           1,378,000

Minority interest in consolidated subsidiary                                           3,397,000

Commitments and contingencies

Mandatorily redeemable preferred stock Series A,
     $3,000,000 redemption value                                   2,257,000           2,088,000

Shareholders' equity (deficit):
     Convertible preferred stock Series B                          1,547,000           1,875,000
     Convertible preferred stock Series C                          3,733,000           3,850,000
     Common stock (25,000,000 shares authorized
        at no par value; 5,614,175 and 5,417,666 issued and
        outstanding at July 29, 2000 and January 29, 2000,
        respectively                                              22,722,000          22,593,000
     Paid in capital                                              16,673,000          16,142,000
     Deferred compensation                                          (570,000)           (671,000)
     Accumulated deficit                                         (44,154,000)        (35,868,000)
                                                                -------------    ----------------
                       Total shareholders' equity (deficit)          (49,000)          7,921,000
                                                                -------------    ----------------

                                                                $ 26,658,000     $    30,727,000
                                                                =============    ================




           See accompanying notes to consolidated financial statements


                                            THE RIGHT START, INC. AND SUBSIDIARY
                                            CONSOLIDATED STATEMENTS OF OPERATIONS




                                                             Thirteen Weeks Ended                 Twenty-six Weeks Ended
                                                        --------------------------------     ---------------------------------
                                                        July 29, 2000     July 31, 1999      July 29, 2000     July 31, 1999
                                                         (unaudited)       (unaudited)        (unaudited)       (unaudited)
                                                        --------------    -------------      --------------    --------------
Retail store sales                                      $   10,757,000    $   9,464,000      $   21,086,000    $   18,499,000

Online sales before promotional discounts                    3,915,000          265,000           8,648,000           265,000
Catalog sales                                                  277,000          869,000             901,000         2,555,000
Shipping and handling revenues                                 144,000          161,000             332,000           512,000
                                                        ---------------   --------------     ---------------   ---------------
       Total sales                                          15,093,000       10,759,000          30,967,000        21,831,000
       Promotional discounts related to online sales           399,000           39,000             982,000            39,000
                                                        --------------    -------------      --------------    --------------
       Net sales                                            14,694,000       10,720,000          29,985,000        21,792,000

Costs and expenses:
     Cost of goods sold - merchandise                        7,704,000        5,206,000          15,544,000        10,321,000
     Cost of goods sold - shipping and handling                921,000          264,000           2,096,000           573,000
     Operating expense, includes non-cash compensation of
         $51,000, $1,770,000, $103,000 and $1,770,000,
         respectively                                        5,329,000        6,078,000          10,735,000        10,178,000
     Marketing and advertising expense, including $29,000
        and $56,000 of non-cash expense for the thirteen
        and twenty-six weeks ended July 29, 2000,
        respectively                                         1,751,000          213,000           5,961,000           356,000
     General and administrative expense                      1,808,000          966,000           3,673,000         1,855,000
     Pre-opening costs                                          45,000           75,000             201,000           137,000
     Depreciation and amortization expense                     782,000          399,000           1,554,000           748,000
     Store closing expense                                     341,000          151,000             341,000           151,000
                                                        ---------------   --------------     ---------------   ---------------
                                                            18,681,000       13,352,000          40,105,000        24,319,000
                                                        ---------------   --------------     ---------------   ---------------
Operating loss                                              (3,987,000)      (2,632,000)        (10,120,000)       (2,527,000)

Minority interest in consolidated subsidiary loss           (1,033,000)         (17,000)         (3,512,000)          (17,000)
Write off of initial public offering costs                     102,000                              874,000

Interest expense, net, includes non-cash bridge
   note discount of $150,000 and $169,000 for
   the thirteen weeks and twenty-six weeks
   ended July 29, 2000                                         524,000          112,000             765,000           197,000
                                                        ---------------   --------------     ---------------   ---------------

Loss before provision for income taxes                      (3,580,000)      (2,727,000)         (8,247,000)       (2,707,000)
Provision for income taxes                                      19,000           20,000              39,000            29,000
                                                        ---------------   --------------     ---------------   ---------------

Net loss                                                $   (3,599,000)   $  (2,747,000)     $   (8,286,000)   $   (2,736,000)
                                                        ===============   ==============     ===============   ===============

Basic and diluted loss per share                        $        (0.66)   $       (0.56)     $        (1.52)   $        (0.57)
                                                        ===============   ==============     ===============   ===============

Basic and diluted weighted average number of shares
     outstanding                                             5,614,175        5,058,878           5,578,515         5,055,349
                                                        ===============   ==============     ===============   ===============




                                 See accompanying notes to consolidated financial statements

                                 THE RIGHT START, INC. AND SUBSIDIARY
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        Twenty-six Weeks Ended
                                                                ----------------------------------------
                                                                  July 29, 2000          July 31, 1999
                                                                -----------------      ----------------
                                                                   (unaudited)           (unaudited)
Cash flows from operating activities:
       Net loss                                                 $      (8,286,000)     $     (2,736,000)
       Adjustments to reconcile net loss
         to net cash provided by (used in) operating activities:
           Depreciation and amortization                                1,554,000               748,000
           Non-cash compensation expense                                  103,000             1,770,000
           Non-cash advertising expense                                    56,000
           Amortization of issued warrants                                 27,000
           Store closing expense                                          201,000               151,000
           Amortization of bridge note discount                           169,000
           Minority interest in consolidated subsidiary loss           (3,512,000)              (17,000)
           Changes in assets and liabilities affecting operations       3,041,000                64,000
                                                                -----------------      ----------------

                Net cash used in operating activities                  (6,647,000)              (20,000)
                                                                -----------------      ----------------

Net cash used in investing activities:
       Additions to property, fixtures and equipment                   (1,904,000)           (1,575,000)
                                                                -----------------      ----------------

Cash flows from financing activities:
       Net proceeds from revolving line of credit                         966,000             2,332,000
       Net payments on term note payable                                 (300,000)             (500,000)
       Net proceeds from issuance of secured bridge notes               3,935,000
       Sale of preferred stock in consolidated subsidiary, net                               13,865,000
       Proceeds from common stock issued upon exercise of
          stock options                                                   129,000                37,000
                                                                -----------------      ----------------

                Net cash provided by financing activities               4,730,000            15,734,000
                                                                -----------------      ----------------


Net increase (decrease) in cash and cash equivalents                   (3,821,000)           14,139,000
Cash at beginning of period                                             5,199,000               626,000
                                                                -----------------      ----------------

Cash and cash equivalents at end of period                      $       1,378,000      $     14,765,000
                                                                =================      ================



                      See accompanying notes to consolidated financial statements

                      THE RIGHT START, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1:  Description of Business and Significant Accounting Policies

     The Right Start, Inc. (the "Company" or "Parent") is a specialty retailer of high quality developmental, educational and care products for infants and children. The consolidated financial statements include the results of the Company and its majority-owned subsidiary, RightStart.com Inc. ("RightStart.com" or the "Subsidiary"). RightStart.com was formed in April 1999 for the purpose of engaging in electronic commerce over the Internet. Effective May 1, 1999, the Company contributed its catalog assets to RightStart.com and in July 1999, RightStart.com issued preferred stock to certain investors (then representing 33% on a fully-diluted basis) of RightStart.com's outstanding capital stock. The preferred stock converted to common stock of RightStart.com in October 1999. The Company's ownership interest in RightStart.com was 60.2% at July 29, 2000.

     There have been no changes in the Company's significant accounting policies as set forth in the Company's consolidated financial statements for the year ended January 29, 2000. These unaudited consolidated financial statements as of July 29, 2000 and for the thirteen and twenty-six week periods then ended have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K/A for the year ended January 29, 2000. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Certain reclassifications have been made to conform prior year amounts to the current year presentation.

     Operating results for the thirteen and twenty-six week periods ended July 29, 2000 are not necessarily indicative of the results that may be expected for the year ending February 3, 2001.


NOTE 2:  Bridge Notes Payable

     In April 2000, the Subsidiary sold secured bridge notes to affiliates in the aggregate principal amount of $2,275,000 (the "Bridge Notes"), and warrants to purchase 113,753 shares of its common stock at an exercise price of $6.70 (the "Bridge Warrants"). The Bridge Notes are secured by substantially all of the assets of the Subsidiary. Using the Black-Scholes model, the estimated fair value of the Bridge Warrants was calculated at $286,000 and has been recorded as a reduction in the carrying amount of the Bridge Notes, with a corresponding increase in shareholders' equity. The discount on the Bridge Notes is being amortized over the term of the notes as additional interest expense. A default on the Bridge Notes would permit such holders to foreclose on the assets of the Subsidiary and require the Subsidiary, to the extent it has not already done so, to issue to the holders of the notes, additional warrants to purchase an aggregate of 8,740,220 shares, or approximately 48.9% of the outstanding common stock of the Subsidiary, at an exercise price of $0.25 per share, payable in cash or by surrender of Bridge Notes. The Bridge Notes are due and payable on October 18, 2000.

     In June 2000, the Subsidiary sold junior secured convertible bridge notes to affiliates in the aggregate principal amount of approximately $1,660,000 ("the Convertible Bridge Notes"). The Convertible Bridge Notes are subordinate to the Bridge Notes, are convertible at anytime into common stock of the Subsidiary at a price of $.25 per share and are due and payable on October 18, 2000.


NOTE 3:  Write off of Initial Public Offering Costs

     On January 18, 2000, RightStart.com filed a registration statement with the Securities and Exchange Commission with respect to an offering of its common stock. Costs of $0.8 million, incurred in connection with the offering, including audit fees, legal fees, various filing fees and printer costs were deferred pending the completion of the offering. On May 19, 2000, RightStart.com filed to withdraw this registration statement because of adverse market conditions and expensed the deferred costs in the first quarter. In addition, the Company expensed $0.1 million of related legal costs in the current quarter.

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


                                                 Thirteen weeks ended           Twenty-six weeks ended
                                                 --------------------           ----------------------
                                                29-Jul-00      31-Jul-99       29-Jul-00       31-Jul-99
                                                ---------      ---------       ---------       ---------

Net loss                                      $(3,599,000)   $(2,747,000)    $(8,286,000)    $(2,736,000)
Less:  Preferred stock accretion                  (86,000)       (73,000)       (169,000)       (143,000)
                                              -----------    -----------     -----------     -----------
Basic and diluted loss applicable
  to common shareholders                      $(3,685,000)   $(2,820,000)    $(8,455,000)    $(2,879,000)
                                              ===========    ===========     ===========     ===========

Weighted average shares                         5,614,175      5,058,878       5,578,515       5,055,349
Loss per share, basic and diluted               $   (0.66)     $   (0.56)      $   (1.52)      $   (0.57)


     Securities that could potentially dilute EPS in the future that were not included in the computation of diluted EPS because to do so would have been antidilutive for the periods presented include options outstanding to purchase 992,232 and 701,161 shares of common stock at July 29, 2000 and July 31, 1999, respectively; Series B preferred stock convertible into 549,995 and 1,000,000 shares of common stock at July 29, 2000 and July 31, 1999, respectively; Series C preferred stock convertible into 1,866,650 and 1,925,000 shares of common stock at July 29, 2000 and July 31, 1999, respectively; and 113,753 Bridge Warrants to purchase common stock of RightStart.com at July 29,2000 (see Note
2).


NOTE 5:  Supplemental Disclosure of Cash Flow Information

      Interest paid amounted to $352,000 and $191,000 for the twenty-six weeks ended July 29, 2000 and July 31, 1999, respectively. Cash paid for income taxes was $8,000 and $11,000 for the twenty-six weeks ended July 29, 2000 and July 31, 1999, respectively.

Changes in assets and liabilities which increased (decreased) cash are as follows:


                                               Twenty-six weeks ended
                                          ---------------------------------
                                             July 29, 2000     July 31, 1999
                                             -------------     -------------

Accounts and other receivables            $       44,000      $  (106,000)
Merchandise inventories                         (756,000)        (674,000)
Other current assets                             212,000         (149,000)
Other noncurrent assets                          764,000          (31,000)
Accounts payable and accrued expenses          2,818,000        1,044,000
Deferred rent                                    (41,000)         (20,000)
                                             ------------      ----------
                                            $  3,041,000      $    64,000
                                             ===========       ==========

Non-cash investing and financing activities

     The following non-cash investing and financing activities have been excluded from the statement of cash flows:

     In the first quarter of fiscal 2000, holders converted $328,000 of Series B Convertible Preferred Stock and $117,000 of Series C Preferred Stock to common stock.

     In the twenty-six weeks ended July 29, 2000, the Company recorded preferred dividends of $169,000.

      In the second quarter of fiscal 2000, the Company issued warrants valued at $70,000 using the Black-Scholes option pricing model in connection with obtaining an amendment to the Company's credit facility.

     In connection with two store closings in the second quarter, the Company reduced accrued expenses by $50,000 and deferred rent by $50,000.

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


NOTE 7:  Segment Information

     The Company has two reportable segments; Direct-to-customers, which includes online and catalog operations, and Retail, which includes activities related to the Company's retail stores. Both segments sell products to meet the needs of the parents of infants and small children. The Direct-to-customers segment also sells products directed to older children through age twelve.

      The accounting policies of the segments are the same as those described in
the  summary  of  significant   accounting   policies.   The  Company  evaluates
performance based on profit or loss from operations before income taxes.

      The Company charges a management fee on inventory transferred from the Retail segment to the Direct-to-customers segment. Additionally, charges for services are exchanged between the two segments.

      The Company's reportable segments have operations that offer the same or similar products but have a different method of delivery to their customers.

Segment information for the thirteen weeks ended July 29, 2000 is as follows:

                                                                        Total Direct
                                       Online         Catalog           to-Customers     Retail           Total
                                       ------         -------           ------------     ------           -----
 Net sales                           $3,597,000       $340,000         $3,937,000     $10,757,000     $14,694,000
 Interest expense                       208,000                           208,000         316,000         524,000
 Depreciation                           273,000                           273,000         509,000         782,000
 Non-cash compensation                   42,000                            42,000           9,000          51,000
 Pre-opening costs                                                                         45,000          45,000
 Minority Interest                                                      1,033,000                       1,033,000
 Store closing expense                                                                    341,000         341,000
 Pre-tax Income (Loss)               (2,028,000)      (219,000)        (2,247,000)     (1,333,000)     (3,580,000)
 Total assets                         4,830,000        252,000          5,082,000      21,576,000      26,658,000
 Fixed asset additions                  172,000                           172,000         491,000         663,000


Segment information for the thirteen weeks ended July 31, 1999 is as follows:


                                                                        Total Direct
                                       Online         Catalog           to-Customers     Retail           Total
                                       ------         -------           ------------     ------           -----
 Net sales                             $228,000     $1,028,000         $1,256,000      $9,464,000     $10,720,000
 Interest expense                                                                         112,000         112,000
 Depreciation                            18,000                            18,000         381,000         399,000
 Non-cash compensation                                                                  1,770,000       1,770,000
 Pre-opening costs                                                                         75,000          75,000
 Minority Interest                                                         17,000                          17,000
 Store closing expense                                                                    151,000         151,000
 Pre-tax loss                          (332,000)                         (332,000)     (2,395,000)     (2,727,000)
 Total assets                        15,455,000        252,000         15,707,000      18,111,000      33,818,000
 Fixed asset additions                   74,000                            74,000         732,000         806,000



Segment information for the twenty-six weeks ended July 29, 2000 is as follows:

                                                                        Total Direct
                                       Online         Catalog           to-Customers     Retail           Total
                                       ------         -------           ------------     ------           -----
 Net sales                           $7,795,000     $1,104,000         $8,899,000     $21,086,000     $29,985,000
 Interest expense                       208,000                           208,000         557,000         765,000
 Depreciation                           505,000                           505,000       1,049,000       1,554,000
 Non-cash compensation                   83,000                            83,000          20,000         103,000
 Pre-opening costs                                                                        201,000         201,000
 Minority Interest                                                      3,512,000                       3,512,000
 Store closing expense                                                                    341,000         341,000
 Pre-tax loss                        (5,702,000)      (294,000)        (5,996,000)     (2,251,000)     (8,247,000)
 Total assets                         4,830,000        252,000          5,082,000      21,576,000      26,658,000
 Fixed asset additions                  766,000                           766,000       1,138,000       1,904,000

Segment information for the twenty-six weeks ended July 31, 1999 is as follows:

                                                                        Total Direct
                                       Online         Catalog           to-Customers     Retail           Total
                                       ------         -------           ------------     ------           -----
 Net sales                             $228,000     $3,065,000         $3,293,000     $18,499,000     $21,792,000
 Interest expense                                                                         197,000         197,000
 Depreciation                            18,000          5,000             23,000         725,000         748,000
 Non-cash compensation                                                                  1,770,000       1,770,000
 Pre-opening costs                                                                        137,000         137,000
 Minority Interest                                                         17,000                          17,000
 Store closing expense                                                                    151,000         151,000
 Pre-tax Income (Loss)                 (332,000)       179,000           (153,000)     (2,554,000)     (2,707,000)
 Total assets                        15,455,000        252,000         15,707,000      18,111,000      33,818,000
 Fixed asset additions                   74,000                            74,000       1,501,000       1,575,000




NOTE 8: Recent Developments

     The Company's common stock is listed and traded on the Nasdaq National Market. The Nasdaq has informed the Company that its consolidated net worth has fallen below the Nasdaq minimum-listing requirement of $4 million and consequently will be de-listed. The Company has requested that it continue to be listed and has been notified that its request will be considered at an oral hearing on October 12, 2000. The primary cause of the diminished consolidated net worth is attributable to losses sustained by the Company's majority-owned subsidiary, RightStart.com Inc. The Company expects that a sale, merger or an additional equity infusion involving RightStart.com could decrease the Company's ownership in its subsidiary to less than 50%. A subsidiary that is less than majority-owned would not be included in the consolidated results of its parent. Additionally, the Company is in the process of raising additional capital to fund its expansion plans. The new capital together with a deconsolidation is expected to result in substantially more net worth than the Nasdaq minimum-listing requirement. However, if the Company is not successful in its appeal, it is expected that the Company will be de-listed which could adversely affect the marketability of its common stock and hinder the Company's ability to raise funds.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

     When used in this report and elsewhere by management from time to time, the words "believes," "anticipates," and "expects" and similar expressions are intended to identify forward-looking statements with respect to our financial condition, results of operations and business and that of our majority-owned online subsidiary, RightStart.com, a Delaware corporation ("RightStart.com"). Certain important factors could cause actual results to differ materially from those expressed in our forward-looking statements including but not limited to competition from other children's product retailers, losses expected in the online business, limitations on access to capital to fund the expansion and the growth in the number of our physical stores and in RightStart.com's online business, RightStart.com's lack of liquidity and capital resources, consumer acceptance of online retailing and RightStart.com's online stores and the lack of operating experience at RightStart.com. Further information on potential factors that could affect our financial condition and that of RightStart.com, is included in our filings with the Securities and Exchange Commission, including our Form 10-K/A for the year ended January 29, 2000 and our Registration Statement on Form S-3 (No. 333-84319). We caution readers not to place undue reliance on forward-looking statements, which speak only as of the date of this filing. We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after that date.

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

Retail Store Operations

     At July 29, 2000, The Right Start, Inc. operated 53 retail stores in 16 states throughout the United States. The stores' product mix includes a wide variety of items to meet the needs of infants, small children and their care givers, all presented within a store designed to provide a safe, baby-friendly environment for the shopping ease of new parents.

The following table sets forth the unaudited statement of operations data for Retail Store Operations:

                                                        Thirteen weeks ended
                                           ----------------------------------------------
                                              July 29, 2000            July 31, 1999
                                           -----------------------   --------------------
Retail net sales                           $    10,757,000  100.0%   $  9,464,000  100.0%
Cost of goods sold                               5,420,000   50.4%      4,681,000   49.5%
Operating expense                                4,200,000   39.0%      3,541,000   37.4%
Non-cash compensation                                9,000    0.1%      1,770,000   18.7%
Marketing and advertising expenses                 296,000    2.8%        213,000    2.3%
General and administrative expenses                954,000    8.9%        935,000    9.9%
Pre-opening costs                                   45,000    0.4%         75,000    0.8%
Store closing expense                              341,000    3.2%        151,000    1.6%
Depreciation and amortization expense              509,000    4.7%        381,000    4.0%
                                                ----------             ----------
     Operating loss                             (1,017,000)  -9.5%     (2,283,000) -24.1%
Interest expense                                   316,000    2.9%        112,000    1.2%
                                                ----------             ----------
     Loss before provision for income taxes     (1,333,000) -12.4%     (2,395,000) -25.3%
Provision for income taxes                          19,000    0.2%         20,000    0.2%
                                                ----------             ----------
     Net loss                              $    (1,352,000) -12.6%   $ (2,415,000) -25.5%
                                                ==========             ==========

Thirteen weeks ended July 29, 2000 compared with July 31, 1999

     Net Sales. Retail net sales consist of gross product sales to customers net of returns. Retail net sales increased by $1.3 million, or 13.7%, from $9.5 million for the thirteen weeks ended July 31, 1999 to $10.8 million for the thirteen weeks ended July 29, 2000. The net sales growth reflects an increase in the store base from 43 stores to 53 stores, offset somewhat by a 2.5% decline in same-store sales. The same store sales decline is due to some cannibalization from the Company's Internet subsidiary as well as increased competition at certain store locations.


     Cost of goods sold. Cost of goods sold consists primarily of the cost of products sold, inbound freight costs and inventory shrinkage costs. Retail gross margin declined slightly to 49.6% from 50.5% in the prior year period. This decline is due in part to a slight shift in sales mix and greater promotional efforts.

     Operating expense. Retail operating expense consists of store operational expenses, retail personnel costs, and costs related to the distribution and warehousing of our retail merchandise. Retail operating expense was $4.2 million for the current period as compared to $3.5 million for the same period last year. The $.7 million or 18.6% increase primarily reflects the addition of ten new store locations as well as costs related to increased retail management staff and related costs.

     Non-cash compensation. During the second quarter of 1999, the Company recorded $1.8 million of non-cash compensation expense associated with the vesting of performance options that had been granted to executive officers of the Company. This expense results from the increase in the price of the Company's common stock from the date of grant of the options to the date on which vesting occurred. The current year reflects $9,000 related to certain non-employee director grants.

     Marketing and advertising expense. Retail marketing and advertising expense generally consists of print advertising in national and regional publications, as well as promotional mailings to our customers. Marketing and advertising expense increased from $0.2 million for the thirteen-week period ended July 31, 1999 to $0.3 million for the same period this year. This growth reflects increased utilization of promotional mailings to our customer database, as well as expenses incurred to increase brand awareness in our regional markets.

     General and administrative expense. General and administrative expense consists primarily of the costs related to management, financial, merchandising, inventory, professional service fees and other administrative support attributable to Retail Store Operations. General and administrative expense remained relatively unchanged for the thirteen-week period.

     Pre-opening costs. Pre-opening costs consist primarily of non-recurring marketing, advertising, and other expenses related to the opening of new store locations. Pre-opening costs decreased $30,000 from $75,000 in the thirteen weeks ended July 31, 1999 to $45,000 for the current year. The decrease was due to the opening costs related to two stores reflected in the current period versus three stores in the prior period.

     Store closing expense. Store closing expense consists primarily of the write-off of non-recoverable assets and costs incurred in closing the store locations. In the current period there were two store closures for a total of $341,000. In the prior year, one store location was closed for a total of $151,000. There are no other planned store closings contemplated for the remainder of Fiscal 2000.

     Depreciation and amortization. Depreciation and amortization expense increased $0.1 million from $0.4 million in the prior period to $0.5 million in the current period. The increase was due to additional assets placed in service related to new store openings.

     Interest expense. Interest expense increased from $112,000 in the thirteen weeks ended July 31, 1999 to $316,000 for the same period this year. The increase reflects an increase in our outstanding borrowings for the current period over the prior period and higher interest rates in general.

     Provision for income taxes. The provision for income taxes is related to state income taxes. No federal or state income tax benefit was recorded for either the current or prior period due to the uncertainty surrounding realizing any further tax benefits in future years.

The following table sets forth the unaudited statement of operations data for Retail Store Operations:

                                                      Twenty-six weeks ended
                                           ---------------------------------------------
                                               July 29,2000            July 31, 1999
                                           ---------------------    --------------------
Retail net sales                           $ 21,086,000   100.0%    $ 18,499,000  100.0%
Cost of goods sold                           10,481,000    49.7%      9,082,000    49.1%
Operating expense                             8,233,000    39.0%      6,933,000    37.5%
Non-cash compensation                            19,000     0.1%      1,770,000     9.6%
Marketing and advertising expenses              545,000     2.6%        356,000     1.9%
General and administrative expenses           1,910,000     9.1%      1,702,000     9.2%
Pre-opening costs                               201,000     1.0%        137,000     0.7%
Store closing expense                           341,000     1.6%        151,000     0.8%
Depreciation and amortization expense         1,049,000     5.0%        725,000     3.9%
                                             ----------               ----------
     Operating loss                          (1,693,000)   -8.0%      (2,357,000) -12.7%
Interest expense                                557,000     2.6%        197,000     1.1%
                                             ----------               ----------
     Loss before provision for income taxes  (2,250,000)  -10.7%      (2,554,000) -13.8%
Provision for income taxes                       39,000     0.2%         29,000     0.2%
                                             ----------               ----------
     Net loss                              $ (2,289,000)  -10.9%    $ (2,583,000) -14.0%
                                             ==========               ==========


Twenty-six weeks ended July 29, 2000 compared with July 31, 1999

     Net Sales. Retail net sales consist of gross product sales to customers net of returns. Retail net sales increased by $2.6 million, or 14.0%, from $18.5 million for the twenty-six weeks ended July 31, 1999 to $21.1 million for the twenty-six weeks ended July 29, 2000. The net sales growth reflects an increase in the store base from 43 stores to 53 stores; offset somewhat by a 2.2% decline in same-store sales. The same store sales decline is due to some cannibalization from the Company's Internet subsidiary as well as increased competition at certain store locations.

     Cost of goods sold. Cost of goods sold consists primarily of the cost of products sold, inbound freight costs and inventory shrinkage costs. Retail gross margin decreased to 50.3% for the current period from 50.9% for the prior year period, due primarily to a shift in sales mix and greater promotional efforts.

     Operating expense. Retail operating expense consists of store operational expenses, retail personnel costs, and costs related to the distribution and warehousing of our retail merchandise. Retail operating expense was $8.2 million for the current period as compared to $6.9 million for the same period last year. The $1.3 million or 18.8% increase primarily reflects the addition of ten new store locations as well as costs related to increased retail management staff and related costs.

     Marketing and advertising expense. Retail marketing and advertising expense generally consists of print advertising in national and regional publications, as well as promotional mailings to our customers. Marketing and advertising expense increased from $0.4 million for the twenty-six week period ended July 31, 1999 to $0.5 million for the same period this year. This growth reflects increased utilization of promotional mailings to our customer database, as well as expenses incurred to increase brand awareness in our regional markets.

     General and administrative expense. General and administrative expense consists primarily of the costs related to management, financial, merchandising, inventory, professional service fees and other administrative support attributable to Retail Store Operations. General and administrative expense increased 12.2% to $1.9 million for the current period from $1.7 million for the comparable period last year. The increase is due primarily to an increase in staffing and related costs.

     Pre-opening costs. Pre-opening costs consist primarily of non-recurring marketing, advertising, and other expenses related to the opening of new store locations. Pre-opening costs increased $64,000 from $137,000 in the twenty-six weeks ended July 31, 1999 to $201,000 for the current year. The increase was due to the three stores opened during the fiscal period and opening costs related to five stores opened at the end of the prior year versus four stores opened in the prior period and costs related to two stores opened in the prior year.

     Depreciation and amortization. Depreciation and amortization expense increased $0.3 million from $0.7 million in the prior period to $1.0 million in the current period. The increase was due to additional assets placed in service related to new store openings.

     Interest expense. Interest expense increased from $197,000 in the twenty-six weeks ended July 31, 1999 to $557,000 for the same period this year. The increase reflects an increase in our outstanding borrowings for the current period over the prior period and higher interest rates.

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

     The online stores were launched on June 29, 1999. As a result, the first half of Fiscal 2000 ("Fiscal 2000") is comprised of 26 weeks of online store and catalog operations from January 30, 2000 through July 29, 2000. RightStart.com acquired the catalog operations from The Right Start, Inc. in April 1999 but we have included the operating results as if the business had been acquired with the beginning of The Right Start's fiscal year. Therefore, the first half of Fiscal 1999 ("Fiscal 1999") is comprised of 26 weeks of catalog operations from January 31, 1999 through July 31, 1999 and 32 days of online store operations from June 29, 1999 to July 31, 1999.

     The following table sets forth the unaudited statement of operations data for the periods indicated for RightStart.com:


                                                              Thirteen weeks ended
                                                   ---------------------------------------------
                                                       July 29, 2000            July 31, 1999
                                                   --------------------     --------------------

Catalog net sales                                  $    277,000     7.0%    $   869,000    69.2%
Online store sales before promotional discounts       3,915,000    99.4%        265,000    21.1%
Shipping and handling revenues                          144,000     3.7%        161,000    12.8%
                                                   ------------             -----------
     Total sales                                      4,336,000   110.1%      1,295,000   103.1%
Promotional discounts related to online store sales     399,000    10.1%         39,000     3.1%
                                                   ------------             -----------
     Net sales                                        3,937,000   100.0%      1,256,000   100.0%

Cost of goods sold - merchandise                      2,284,000    58.0%        525,000    41.8%
Cost of goods sold - shipping and handling              921,000    23.4%        264,000    21.0%
Operating expense                                     1,078,000    27.4%        767,000    61.1%
Non-cash compensation                                    42,000     1.1%           -
Marketing and advertising expenses                    1,455,000    37.0%           -
General and administrative expenses                     854,000    21.7%         31,000     2.5%
Depreciation and amortization expense                   273,000     6.9%         18,000     1.4%
                                                   ------------             -----------
     Operating loss                                  (2,970,000)  -75.4%       (349,000)  -27.8%
Minority interest in consolidated subsidiary loss     1,033,000    26.2%         17,000     1.4%
Interest expense                                        208,000     5.3%           -
Write off of initial public offering costs              102,000     2.6%           -
                                                   ------------             -----------
     Loss before provision for income taxes          (2,247,000)  -57.1%       (332,000)  -26.4%
Provision for income taxes                               -                         -
                                                   ------------             -----------
     Net loss                                      $ (2,247,000)  -57.1%    $  (332,000)  -26.4%
                                                   ============             ===========

Thirteen weeks ended July 29, 2000 compared with July 31, 1999

     Sales. Total sales consist of gross product sales to customers and are net of product returns; net sales are net of promotional discounts. Net sales increased by $2.7 million, or 213.5%, to $3.9 million for the thirteen weeks ended July 29, 2000 from $1.3 million for the comparable period of the prior year. This growth in net sales was attributable to an increase in online sales, partially offset by a decline in catalog sales. Online store net sales were $3.5 million in the second quarter of the current year, compared to $0.2 million in the same quarter of the prior year. Online store net sales are net of promotional discounts of $0.4 million for the current quarter, compared to $0.04 million in the same quarter of the prior year. Catalog net sales decreased $0.6 million, or 68.1%, to $0.3 million for the second quarter of this year from $0.9 million in the comparable period of the prior year. The majority of the decline in catalog net sales was attributable to a reduction in catalog circulation and a shift of a portion of the Direct-to-customer business from the catalog to the online stores.

     Shipping and handling revenues. Catalog customers have traditionally been charged a fee to cover the cost of shipping and handling. The Company has historically offset the fees and expenses and reported the net number in operating expense. When we entered the online business, we decided to offer free shipping and handling for standard ground shipping. Customers desiring upgraded shipping were charged a fee approximating the additional cost. These revenues along with shipping and handling expenses were reported as operating expense in the same manner in which the Company handled the catalog. New accounting guidance (issued May 18, 2000) requires that shipping and handling revenues and expenses be accounted for as revenues and cost of sales. In May 2000 we modified our free shipping policy so that free shipping applies only to orders greater than $30. Shipping and handling revenues were $0.14 million in the second quarter compared to $0.16 million in the comparable period of the prior year. The decrease is due to lower catalog sales offset by the fees received on online store sales under $30.

     Cost of goods sold- Merchandise. Cost of goods sold consists primarily of the cost of products sold, inbound freight costs and inventory shrinkage costs. Merchandise gross margin decreased to 39.8% this quarter from 52.1% in the prior year due primarily to increased online store sales which carry a lower gross margin than catalog sales. Merchandise gross margin on catalog net sales decreased to 52.0% in the second quarter of this year, from 53.9% in the same quarter of the prior year, due to a less favorable product mix. Merchandise gross margin on online store net sales increased to 38.8% in the second quarter of this year from 36.7% in the same quarter of the prior year. Merchandise gross margin on online store net sales was lower than merchandise gross margin on catalog net sales in the current quarter due to the promotional discounting offered to customers of the online stores as well as a different mix of products offered in the online stores.

     Cost of goods sold- Shipping and handling. Shipping and handling expenses include amounts paid to our third party distribution service, returns processing costs, shipping supplies and actual shipping charges. These expenses for the second quarter of the current year were $0.9 million or 23.4% of net sales as compared to $0.3 million or 21.0% of net sales in the same quarter of the prior year. The increase in shipping and handling is directly attributable to the increase in sales from the new online stores and the mix of products offered.

     Operating expenses. Operating expenses consist primarily of credit card processing fees, expenses related to catalog production and distribution, customer service, as well as related personnel costs. Operating expenses increased by $0.3 million to $1.1 million or 27.4% of net sales in the second quarter of this year from $0.8 million or 61.1% of net sales in the same period of last year. Operating expenses related to the online store increased $0.5 million to $0.7 million this quarter from $0.2 million in the prior year period, due to increased online sales. Operating expenses related to the catalog decreased $77,000 to $360,000 this quarter from $437,000 in the prior year period, due to reduced circulation and sales.

     Marketing and advertising expense. Marketing and advertising expense consists of magazines, direct mail, e-mail and on-line solicitations, including all production and distribution, incurred in connection with promoting our online store which amounted to $1.5 million or 41.4% of online store sales during the current quarter. There was no comparable activity in the prior year period.

     General and administrative expenses. General and administrative expenses consist primarily of the costs related to website hosting and maintenance, management and support personnel, direct fees paid to The Right Start, Inc. for accounting, payroll, and administrative support services under a management services agreement, professional service fees and office lease expenses. General and administrative expenses increased $0.87 million to $0.9 million this quarter from $0.03 million in the prior year period. As a percentage of net sales, general and administrative expenses increased to 21.7% in the second quarter of this year from 2.5% in the comparable prior year period. Current quarter general and administrative expenses included direct fees paid to The Right Start, Inc. of $84,000.

     Depreciation Expense. Depreciation expense increased $255,000 from $18,000 in the prior period to $273,000 in the current quarter. This increase was due primarily to web site hardware and software additions that are being depreciated over a three year period.

     Non-cash compensation expense. Non-cash compensation expense relates to stock options granted at exercise prices below the deemed fair value of RightStart.com common stock. A non-cash compensation expense of $42,000 was recorded in the second quarter of the current year. No non-cash compensation expense was reported in the prior year period.

     Provision for income taxes. The tax provision has been computed as if RightStart.com had operated as a separate entity for all periods presented. A tax benefit has not been recorded for any period presented due to uncertainties surrounding the timing of realizing any benefits in future years.

     Minority interest in consolidated subsidiary. Minority interest represents minority shareholders' portion of RightStart.com losses for the thirteen weeks ended July 29, 2000. The allocation of the loss to the minority interest in the current quarter was $1.0 million as compared to $17,000 in the prior year period.

     Write off of initial public offering costs. On January 18, 2000, RightStart.com filed a registration statement with the Securities and Exchange Commission with respect to an offering of its common stock. Costs of $0.8 million, incurred in connection with the offering, including audit fees, legal fees, various filing fees and printer costs, were deferred pending the completion of the offering. On May 19, 2000, RightStart.com filed to withdraw this registration statement because of adverse market conditions, and expensed the deferred costs in the first quarter. In addition, the Company expensed $0.1 million of related legal costs in the current quarter. The following table sets forth the unaudited statement of operations data for the periods indicated for
RightStart.com:


                                                             Twenty-six weeks ended
                                                   ---------------------------------------------
                                                      July 29,2000             July 31, 1999
                                                   ---------------------    --------------------
Catalog net sales                                  $    901,000    10.1%    $ 2,555,000    77.6%
Online store sales before promotional discounts       8,648,000    97.2%        265,000     8.0%
Shipping and handling revenues                          332,000     3.7%        512,000    15.5%
                                                   ------------             -----------
     Total sales                                      9,881,000   111.0%      3,332,000   101.2%
Promotional discounts related to online store sales     982,000    11.0%         39,000     1.2%
                                                   ------------             -----------
     Net sales                                        8,899,000   100.0%      3,293,000   100.0%
Cost of goods sold - merchandise                      5,063,000    56.9%      1,239,000    37.6%
Cost of goods sold - shipping and handling            2,096,000    23.6%        573,000    17.4%
Operating expense                                     2,399,000    27.0%      1,475,000    44.8%
Non-cash compensation                                    84,000     0.9%           -
Marketing and advertising expenses                    5,416,000    60.9%           -
General and administrative expenses                   1,763,000    19.8%        153,000     4.6%
Depreciation and amortization expense                   505,000     5.7%         23,000     0.7%
                                                   ------------             -----------
     Operating loss                                  (8,427,000)  -94.7%       (170,000)   -5.2%
Minority Interest in consolidated subsidiary loss     3,512,000    39.5%         17,000     0.5%
Interest expense                                        208,000     2.3%           -
Write off of initial public offering costs              874,000     9.8%           -
                                                   ------------             -----------
     Loss before provision for income taxes          (5,997,000)  -67.4%       (153,000)   -4.6%
Provision for income taxes                               -                         -
                                                   ------------             -----------
     Net loss                                      $ (5,997,000)  -67.4%    $  (153,000)   -4.6%
                                                   ============             ===========



Twenty-six weeks ended July 29, 2000 compared with July 31, 1999

     Sales. Total sales consist of gross product sales to customers and are net of product returns; net sales are net of promotional discounts. Net sales increased by $5.6 million, or 170.2%, to $8.9 million for the twenty-six weeks ended July 29, 2000 from $3.3 million for the comparable period of the prior year. This growth in net sales was attributable to an increase in online sales, partially offset by a decline in catalog sales. Online store net sales were $7.7 million in the current period, compared to $0.2 million in the same period of the prior year. Online store net sales are net of promotional discounts of $1.0 million for the current period compared to $39,000 in the same period of the prior year. Catalog net sales decreased $1.7 million, or 64.7%, to $0.9 million for current period from $2.6 million in the comparable period of the prior year. The majority of the decline in catalog net sales was attributable to a reduction in catalog circulation and a shift of a portion of the Direct-to-customer business from the catalog to the online stores.

     Shipping and handling revenues. Catalog customers have traditionally been charged a fee to cover the cost of shipping and handling. The Company has historically offset the fees and expenses and reported the net number in operating expense. When we entered the online business, we decided to offer free shipping and handling for standard ground shipping. Customers desiring upgraded shipping were charged a fee approximating the additional cost. These revenues along with shipping and handling expenses were reported as operating expense in the same manner in which the Company handled the catalog. New accounting guidance (issued May 18, 2000) requires that shipping and handling revenues and expenses be accounted for as revenues and cost of sales. In May 2000 we modified our free shipping policy so that free shipping applies only to orders greater than $30. Shipping and handling revenues were $.3 million in the current quarter versus $.5 in the prior year period. The decrease is due to lower catalog sales offset by fees received from online sales under $30.

     Cost of goods sold - Merchandise. Cost of goods sold consists primarily of the cost of products sold, inbound freight costs and inventory shrinkage costs. Merchandise gross margin decreased to 40.9% in the current period from 55.4% in the comparable period of the prior year. Merchandise gross margin on catalog net sales decreased to 53.8% this period from 57.1% in the prior year period, due to a less favorable product mix. Merchandise gross margin on online store net sales increased to 39.4% this period, compared to 36.7% in the prior year period due to lower promotional discounts in the current period. Merchandise gross margin on online store net sales was lower than merchandise gross margin on catalog net sales in the current period due to the promotional discounting offered to customers of the online stores as well as a different mix of products offered in the online stores.

     Cost of goods sold- Shipping and handling. Shipping and handling expenses include amounts paid to our third party distribution service, returns processing costs, shipping supplies and actual shipping charges. These expenses for the current period were $2.1 million or 23.6% of net sales as compared to $0.6 million or 17.4% of net sales in the prior year period. The increase in shipping and handling expenses is directly attributable to the increase in sales from the new online stores and the mix of products offered.

     Operating expenses. Operating expenses consist primarily of credit card processing fees, expenses related to catalog production and distribution, customer service, as well as related personnel costs. Operating expenses increased by $0.9 million to $2.4 million or 27.0% of net sales in the current period from $1.5 million or 44.8% of net sales in the prior year period. Operating expenses related to the online store increased $1.4 million to $1.6 million this period from $0.2 million in the prior year period, due to increased online sales. Operating expenses related to the catalog decreased $0.3 million to $0.8 million this period from $1.1 million in the prior year period, due to reduced circulation and sales.

     Marketing and advertising expense. Marketing and advertising expense consists of radio, television, magazines, newspaper, direct mail, e-mail and on-line solicitations, including all production and distribution, incurred in connection with promoting our online store which amounted to $5.4 million or 70.7% of online store sales during the current period. There was no comparable activity in the prior year period.

     General and administrative expenses. General and administrative expenses consist primarily of the costs related to website hosting and maintenance, management and support personnel, direct fees paid to The Right Start, Inc. for accounting, payroll, and administrative support services under a management services agreement, professional service fees and office lease expenses. General and administrative expenses increased $1.6 million to $1.8 million in the current period from $0.2 million in the prior year period. As a percentage of net sales, general and administrative expenses increased to 19.8% in the current period from 4.6% in the comparable prior year period. Current period general and administrative expenses included direct fees paid to The Right Start, Inc. of $0.2 million.

     Depreciation Expense. Depreciation expense increased $482,000 from $23,000 in the prior period to $505,000 in the current period. This increase was due primarily to web site hardware and software additions that are being depreciated over a three year period.

     Non-cash compensation expense. Non-cash compensation expense relates to stock options granted at exercise prices below the deemed fair value of RightStart.com common stock. A non-cash compensation expense of $84,000 was recorded in the current period. No non-cash compensation expense was reported in the prior year period.

     Provision for income taxes. The tax provision has been computed as if RightStart.com had operated as a separate entity for all periods presented. As a result of net losses, no benefit for income taxes was recorded for either fiscal period. A tax benefit has not been recorded for any period presented due to uncertainties surrounding the timing of realizing any benefits in future years.

     Minority interest in consolidated subsidiary. Minority interest represents minority shareholders' portion of RightStart.com losses for the twenty-six weeks ended July 29, 2000. The allocation of the loss to the minority interest in the current period was $3.5 million as compared to $17,000 in the prior year period.

     Write off of initial public offering costs. On January 18, 2000, RightStart.com filed a registration statement with the Securities and Exchange Commission with respect to an offering of its common stock. Costs of $0.8 million, incurred in connection with the offering, including audit fees, legal fees, various filing fees and printer costs, were deferred pending the completion of the offering. On May 19, 2000, RightStart.com filed to withdraw this registration statement because of adverse market conditions. In accordance with the current accounting guidance, the Company expensed the $0.8 million of deferred costs and an additional $0.1 million of related legal costs in the current twenty-six week period.

     Net deferred tax asset. The Company has a net deferred tax asset of $1.4 million. Management expects that the Company will generate $4.0 million of taxable income within the next 15 years to utilize a minimum of $1.4 million of the net deferred tax asset. The taxable income will be generated through a combination of improved operating results and tax planning strategies. Rather than lose the tax benefit, the Company could implement certain tax planning strategies including the sale of certain of the Company's operations or some of its investment in RightStart.com. Based on the expected operating improvements combined with tax planning strategies in place, management believes that adequate taxable income will be generated over the next 15 years in which to utilize the portion of the net operating loss carryforwards not reserved against.


Liquidity and Capital Resources

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

     In the first half of Fiscal 2000, we used $6.6 million in cash in our operating activities compared to the $20,000 in cash used in our operating activities in the first half of Fiscal 1999. In the current period, we used $1.9 million in cash in investing activities for fixed asset additions compared to $1.6 million for the same period last year. The primary source of funds for the use of cash in financing activities in the first half of Fiscal 2000 were borrowings under the Parent's $13 million credit facility (the "Credit Facility"), the sale by RightStart.com to affiliated investors of its secured bridge notes and warrants which netted proceeds of $3.9 million and the remaining proceeds of the sale by RightStart.com to third party investors of its preferred stock in Fiscal 1999. On September 1, 2000, the Company issued $2 million of senior subordinated convertible pay-in kind notes due 2005 and received proceeds of $2 million that was used to reduce amounts outstanding on the revolving line of the Credit Facility.

     As of July 29, 2000, amounts outstanding under the Credit Facility consist of a term loan of $2,700,000 and $4,343,000 under its revolving credit line, both of which become due and payable in February 2001. The Company plans to renew or replace the Credit Facility prior to such date.

     At July 29, 2000, the Company had consolidated negative working capital of $9,017,000. The Subsidiary had negative working capital of $5,868,000 and Right Start, Inc. had negative working capital, on an unconsolidated basis, of $3,149,000. The Subsidiary has $3,935,000 of Bridge Notes payable to affiliates that are due on October 18, 2000. The Subsidiary will need to extend the due date of the Bridge Notes or raise additional proceeds to repay the notes by the current due date. In the event the Subsidiary is unable to do so, it would face a severe liquidity crisis. In addition, the note holders have the ability to foreclose on the assets of the Subsidiary and, as discussed below, require the Subsidiary to issue additional warrants to certain of the note holders.


Retail Store Operations


     During the first half of Fiscal 2000, our primary sources of liquidity for Retail Store Operations were from borrowings under the Credit Facility. The Credit Facility consists of a $10.0 million revolving line of credit for working capital (the "Revolving Line") and a $3.0 million capital expenditure facility (the "Capex Line"), subject to reduction beginning May 1,2000. Availability under the Revolving Line is subject to a defined borrowing base. As of July 29, 2000 borrowings of $4.3 million were outstanding under the Revolving Line and $2.7 million was outstanding under the Capex Line; $900,000 was available at July 29, 2000 under the Revolving Line. Interest accrues on the Revolving Line at prime plus 1.0% and at prime plus 1.5% on the Capex Line. At July 29, 2000, the bank's prime rate of interest was 9.5%. The Credit Facility terminates on February 19, 2001, and on such date, all borrowings thereunder are immediately due and payable. Borrowings under the Credit Facility are secured by substantially all of our assets (including our stock in RightStart.com, but excluding the assets of RightStart.com). We expect to either renew or replace the Credit Facility by January 2001.

     The Credit Facility, as amended in July 2000, requires the Company, excluding any contribution from RightStart.com, at all times during Fiscal 2000, to maintain net worth (defined to include equity, additional paid-in capital, retained earnings (accumulated deficit) and subordinated debt and to exclude the operating results of RightStart.com) ("Net Worth") of $5,900,000 as of July 31, 2000, $5,700,000 as of August 31, 2000 and returning to $10,800,000 as of the end of September 2000 and for the balance of the term. The September increase in the required net worth was based upon the assumption that the Company would raise approximately $6 million of additional equity in September. It now appears that the additional capital will take the form of both convertible subordinated debt as well as equity. It is the intention of the Company to seek to amend this covenant once its plans are finalized. At July 29, 2000, Net Worth as defined in the Credit Agreement was $5,940,000. The Credit Facility also requires that the Company's earnings before interest, taxes, depreciation, amortization and non-recurring charges ("EBITDA") be no less than $0 for the twelve months ended July 29, 2000 and $500,000 for the twelve months ending October 31, 2000 and February 3, 2001. For the twelve months ended July 29, 2000, EBITDA was $94,000. In addition, the Company's capital expenditures are limited to $1,750,000 in Fiscal 2000. The Company is required to make principal reductions of $100,000 on the Capex Line per month beginning May 1, 2000. The Company believes that it can attract additional capital to fund its operations and ongoing expansion and that it will be able to meet its financial covenants or be able to amend such covenants as appropriate. On September 1, 2000 the Company issued $2 million in the aggregate principal amount of Senior Subordinated Convertible Pay-in Kind Notes, due 2005.

     The Company's common stock is listed and traded on the Nasdaq National Market. The Nasdaq has informed the Company that its consolidated net worth has fallen below the minimum Nasdaq listing requirement of $4 million and consequently will be de-listed. The Company has requested that it continue to be listed and has been notified that its request will be considered at an oral hearing on October 12, 2000. The primary cause of the diminished consolidated net worth is attributable to losses sustained by the Company's majority -owned subsidiary, RightStart.com Inc. The Company expects that a sale, merger or an additional equity infusion involving RightStart.com could decrease the Company's ownership in its subsidiary to less than 50%. A subsidiary that is less than majority-owned would not be included in the consolidated results of its parent. Additionally, the Company is in the process of raising additional capital to fund its expansion plans. The new capital together with a deconsolidation is expected to result in substantially more net worth than the Nasdaq minimum-listing requirement. However, if the Company is not successful in its appeal, it is expected that the Company will be de-listed which could adversely affect the marketability of its common stock.


RightStart.com


     During the first half of Fiscal 2000, RightStart.com's primary sources of liquidity were from the issuance of bridge notes and warrants and the remaining proceeds of the sale to third party investors of its preferred stock in Fiscal 1999. In April 2000, RightStart.com sold senior secured bridge notes in the aggregate principal amount $2,275,000 (the "Bridge Notes") and warrants to purchase 113,753 shares of its common stock at an exercise price of $6.70 to affiliates. The Bridge Notes are secured by substantially all of the assets of RightStart.com. A default on the Bridge Notes would permit such holders to foreclose on the assets of RightStart.com and require RightStart.com, to the extent it has not already done so, to issue to the holders of the notes, warrants to purchase an aggregate of 8,740,220shares, or approximately 48.9% of the outstanding common stock of RightStart.com, at an exercise price of $0.25 per share. In June 2000, RightStart.com sold to affiliates junior secured convertible bridge notes ("Convertible Bridge Notes") in the aggregate principal amount of approximately $1,660,000 that are convertible at any time into common stock at $.25 per share. Both sets of notes are due and payable on October 18, 2000.

     RightStart.com's ability to satisfy certain obligations, fund its operations and grow its market share is dependant upon its ability to raise additional capital. On January 18, 2000, RightStart.com filed a registration statement with the Securities and Exchange Commission with respect to an offering of its common stock. On May 19, 2000, RightStart.com filed to withdraw this registration statement because of adverse market conditions. In June 2000, RightStart.com hired the investment-banking firm of Morgan Stanley & Co. Incorporated to assist in evaluating its financial alternatives. These alternatives include, but are not limited to selling RightStart.com or merging with another entity, completing a private equity transaction, or severely reducing its operations and restructuring its obligations, including the Bridge Notes and the Convertible Bridge Notes.


Impact of Inflation


     The impact of inflation on the results of operations has not been significant during our last three fiscal years.


Seasonality


     Our business is not significantly impacted by seasonal fluctuations, when compared to many other specialty retail and catalog operations. Our products are for the most part need-driven and the customer is often the end user of the product. We do, however, experience increased sales during the Christmas holiday season and expect that this seasonality may increase as RightStart.com's business for children through age twelve increases and constitutes a greater portion of our financial results.

Other Matters


New Accounting Requirements


     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective beginning in the first quarter of 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires companies to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. SFAS No. 133 was amended by SFAS No. 137, which defers the effective date of the SFAS No. 133 to all Fiscal quarters of fiscal years beginning after June 15, 2000. SFAS No. 133 is effective for our first fiscal quarter in the year 2001 and is not expected to have a material effect on our financial position.


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


The following exhibits of The Right Start, Inc. are included herein:


Exhibit Number


10.1 Tenth Amendment to Loan and Security Agreement and Waiver, dated as of July 30, 2000, between Heller Financial, Inc. and the Company.

10.2 Secured Convertible Bridge Note Purchase Agreement among RightStart.com and the purchasers named therein as of June 22, 2000.

10.3 First Amendment to Warrants of RightStart.com dated as of July 27, 2000.

10.4 Securities Purchase Agreement between The Right Start, Inc. and the purchasers named therein dated as of September 1, 2000 with respect to its Senior Subordinated Convertible Pay-in-Kind Notes due 2005.



  27    Financial Data Schedule.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.


                                  THE RIGHT START, INC.



Date:  September 12, 2000                          /s/ JERRY WELCH
                                                   ---------------
                                                       Jerry Welch
                                           Chief Executive Officer


Date:  September 12, 2000                  /s/ RAYMOND P. SPRINGER
                                           -----------------------
                                               Raymond P. Springer
                                           Chief Financial Officer