Form 10-Q
period 2000-10-28
RIGHT START INC /CA
filed 2000-12-12
CIK 878720

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    Form 10-Q


--------------------------------------------------------------------------------


(Mark one)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 28, 2000

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from  -------------  to -------------



                         Commission File Number 0-19536

                              THE RIGHT START, INC.
             (Exact name of registrant as specified by its charter)


       California                                 95-3971414
       ----------                                 ----------
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
Yes     X              No
   -------------         -------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock Outstanding as of October 28, 2000 - 5,617,275 shares.

                              THE RIGHT START, INC.

                               INDEX TO FORM 10-Q
                  FOR THE THIRTEEN AND THIRTY NINE WEEK PERIODS
                             ENDED October 28, 2000




                         PART I - FINANCIAL INFORMATION


Item 1.       Financial Statements (unaudited):
              Balance Sheets                                                   3
              Statements of Operations                                         4
              Statements of Cash Flows                                         5
              Notes to Financial Statements                                    6

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                             11

Item 3.       Quantitative and Qualitative Disclosures About Market Risk      15



                           PART II - OTHER INFORMATION


Item 6.       Exhibits and Reports on Form 8-K                                17


SIGNATURES                                                                    18

                              THE RIGHT START, INC.
                                 BALANCE SHEETS


                                                                           October 28, 2000       January 29, 2000
                                                                           ----------------       ----------------
                                                                             (unaudited)
                                     ASSETS
Current assets:
     Cash and cash equivalents                                          $          259,000      $       5,199,000
     Accounts and other  receivables                                               569,000                682,000
     Due from RightStart.com, net                                                  124,000
     Merchandise inventories                                                    11,954,000              9,694,000
     Other current assets                                                        1,231,000              1,849,000
                                                                        -------------------     ------------------
                          Total current assets                                  14,137,000             17,424,000

Noncurrent assets:
     Property, fixtures and equipment, net                                       7,949,000             10,648,000
     Deferred income taxes                                                       1,400,000              1,400,000
     Other noncurrent assets                                                       170,000              1,255,000
                                                                        -------------------     ------------------

                                                                        $       23,656,000      $      30,727,000
                                                                        ===================     ==================


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses                              $        9,035,000      $       9,566,000
     Revolving line of credit                                                    1,118,000              3,377,000
     Term note payable                                                           1,400,000
                                                                        -------------------     ------------------
                          Total current liabilities                             11,553,000             12,943,000
                                                                        -------------------     ------------------

Term note payable                                                                                       3,000,000
Senior subordinated convertible pay-in-kind notes                                3,000,000
Deferred rent                                                                    1,398,000              1,378,000

Minority interest in consolidated subsidiary                                                            3,397,000

Commitments and contingencies

Mandatorily redeemable preferred stock Series A,
     $3,000,000 redemption value                                                 2,346,000              2,088,000

Shareholders' equity:
     Convertible preferred stock Series B                                        1,547,000              1,875,000
     Convertible preferred stock Series C                                        3,733,000              3,850,000
     Convertible preferred stock Series D                                        4,045,000
     Common stock (25,000,000 shares authorized
        at no par value; 5,617,275 and 5,417,666 issued and
        outstanding at October 28, 2000 and January 29, 2000, respectively)     22,730,000             22,593,000
     Paid in capital                                                            16,481,000             16,142,000
     Deferred compensation                                                         (49,000)              (671,000)
     Accumulated deficit                                                       (43,128,000)           (35,868,000)
                                                                        -------------------     ------------------
                          Total shareholders' equity                             5,359,000              7,921,000
                                                                        -------------------     ------------------

                                                                        $       23,656,000      $      30,727,000
                                                                        ===================     ==================



                 See accompanying notes to financial statements

                              THE RIGHT START, INC.
                            STATEMENTS OF OPERATIONS




                                                            Thirteen Weeks Ended                Thirty-nine Weeks Ended
                                                      ----------------------------------    ---------------------------------
                                                      October 28, 2000   October 30, 1999   October 28, 2000  October 30, 1999
                                                      ----------------   ----------------   ----------------  ----------------
                                                        (unaudited)       (unaudited)        (unaudited)       (unaudited)

Retail store sales                                    $     9,865,000    $    8,829,000     $   30,951,000    $   27,328,000
Online sales before promotional discounts                                     2,731,000                            2,996,000
Catalog sales                                                                   492,000                            3,050,000
Shipping and handling revenues                                                  108,000                              620,000
                                                      ----------------   ---------------    ---------------   ---------------
       Total sales                                          9,865,000        12,160,000         30,951,000        33,994,000
       Promotional discounts related to online sales                            499,000                              543,000
                                                      ----------------      ------------    ---------------      ------------
       Net sales                                            9,865,000        11,661,000         30,951,000        33,451,000

Costs and expenses:
    Cost of goods sold - merchandise                        4,947,000         6,262,000         15,428,000        16,585,000
    Cost of goods sold - shipping and handling                                  532,000                            1,105,000
    Operating expense, includes non-cash compensation of
        $65,000, $203,000, $85,000 and $1,973,000,
        respectively                                        4,262,000         4,577,000         12,514,000        14,630,000
    Marketing and advertising expense                         233,000         2,831,000            779,000         3,269,000
    General and administrative expense                        954,000         1,257,000          2,864,000         3,154,000
    Pre-opening costs                                         117,000            91,000            318,000           228,000
    Depreciation and amortization expense                     541,000           467,000          1,590,000         1,214,000
    Store closing expense                                      46,000                              387,000           151,000
                                                      ----------------   ---------------    ---------------   ---------------
                                                           11,100,000        16,017,000         33,880,000        40,336,000
                                                      ----------------   ---------------    ---------------   ---------------
Operating loss                                             (1,235,000)       (4,356,000)        (2,929,000)       (6,885,000)

Minority interest in consolidated subsidiary loss                              (384,000)                            (401,000)
(Gain) loss on investment in RightStart.com                (2,554,000)                           3,406,000
Interest expense (income), net                                293,000           (18,000)           850,000           178,000
                                                      ----------------   ---------------    ---------------   ---------------

Income (loss) before provision for income taxes             1,026,000        (3,954,000)        (7,185,000)       (6,662,000)
Provision for income taxes                                     19,000            20,000             58,000            48,000
                                                      ----------------   ---------------    ---------------   ---------------

Net income (loss)                                     $     1,007,000    $   (3,974,000)    $   (7,243,000)   $   (6,710,000)
                                                      ================   ===============    ===============   ===============

Basic income (loss) per share                         $          0.16    $        (0.87)    $        (1.35)   $        (1.47)
                                                      ================   ===============    ===============   ===============

Basic weighted average number of shares outstanding         5,615,435         5,357,682          5,590,822         5,156,127
                                                      ================   ===============    ===============   ===============


Diluted income (loss) per share                       $          0.15    $        (0.87)    $        (1.35)   $        (1.47)
                                                      ================   ===============    ===============   ===============

Diluted weighted average number of shares outstanding       6,496,024         5,357,682          5,590,822         5,156,127
                                                      ================   ===============    ===============   ===============



                 See accompanying notes to financial statements



                              THE RIGHT START, INC.
                            STATEMENTS OF CASH FLOWS

                                                                                     Thirty-nine Weeks Ended
                                                                       -----------------------------------------------------
                                                                       October 28, 2000          October 30, 1999
                                                                       ----------------          ----------------
                                                                           (unaudited)                (unaudited)
Cash flows from operating activities:
       Net loss                                                        $        (7,243,000)      $          (6,710,000)
       Adjustments to reconcile net loss
         to net cash used in operating activities:
           Depreciation and amortization                                         1,590,000                   1,214,000
           Non-cash compensation expense                                            84,000                   1,973,000
           Amortization of issued warrants                                          75,000
           Store closing expense                                                   205,000                     151,000
           Loss on investment in RightStart.com                                  3,406,000
           Minority interest in consolidated subsidiary loss                                                  (401,000)
           Changes in assets and liabilities affecting operations               (2,117,000)                   (625,000)
                                                                       --------------------      ----------------------

               Net cash used in operating activities                            (4,000,000)                 (4,398,000)
                                                                       --------------------      ----------------------

Net cash used in investing activities:
       Additions to property, fixtures and equipment                            (1,296,000)                 (2,607,000)
       Loss on investment in RightStart.com                                     (3,406,000)
                                                                       --------------------      ----------------------
                                                                                (4,702,000)                 (2,607,000)
Cash flows from financing activities:
       Net proceeds from (paydowns on) revolving line of credit                 (2,259,000)                  2,329,000
       Net payments on term note payable                                        (1,600,000)                   (500,000)
       Issuance of senior subordinated convertible pay-in-kind notes             3,000,000
       Net proceeds from issuance of Series D preferred stock                    4,484,000
       Sale of preferred stock in consolidated subsidiary, net                                              13,852,000
       Proceeds from common stock issued upon exercise of
          stock options                                                            137,000                      37,000
                                                                       --------------------      ----------------------

               Net cash provided by financing activities                         3,762,000                  15,718,000
                                                                       --------------------      ----------------------


Net increase (decrease) in cash and cash equivalents                            (4,940,000)                  8,713,000
Cash at beginning of period                                                      5,199,000                     626,000
                                                                       --------------------      ----------------------

Cash and cash equivalents at end of period                             $           259,000       $           9,339,000
                                                                       ====================      ======================




                 See accompanying notes to financial statements

                              THE RIGHT START, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1:  Description of Business and Significant Accounting Policies

         The Right Start, Inc. (the "Company" or "Parent") is a specialty retailer of high quality developmental, educational and care products for infants and children. Information presented as of January 29, 2000 and for the period ended October 30, 1999 reflect the consolidated results of the Company and RightStart.com Inc. ("RightStart.com") which previously was the Company's majority-owned subsidiary.

          RightStart.com was formed in April 1999 for the purpose of engaging in electronic commerce over the Internet and, effective May 1, 1999, the Company contributed its catalog assets to RightStart.com. On October 10, 2000, RightStart.com issued 2 million shares of common stock which decreased the Company's ownership interest in RightStart.com to 49.4% (see Note 2). The sale of common stock and associated corporate actions resulted in RightStart.com being accounted for under the equity method of accounting and no longer consolidated with the Company. Accordingly, the Company has revised its financial statements in order to present its results of operations for the thirteen and thirty-nine weeks ended October 28, 2000 and its statement of cash flows for the thirty-nine weeks ended October 28, 2000, on an unconsolidated basis retroactive to the beginning of the current fiscal year.

         There have been no changes in the Company's significant accounting policies as set forth in the Company's financial statements for the year ended January 29, 2000. These unaudited financial statements as of October 28, 2000 and for the thirteen and thirty-nine week periods then ended have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K/A for the year ended January 29, 2000. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Certain reclassifications have been made to conform prior year amounts to the current year presentation.

         Operating results for the thirteen and thirty-nine week periods ended October 28, 2000 are not necessarily indicative of the results that may be expected for the year ending February 3, 2001.


NOTE 2:  Investment in RightStart.com

         On October 10, 2000, RightStart.com issued 1.6 million shares of common stock to a new investor (the "October Investor") and 0.4 million shares of common stock to an existing minority investor. The new issuance represented 18% of the shares outstanding after the issuance. Consequently, the percentage of common stock ownership of RightStart.com by the Company has been reduced from 60.2% to 49.4%. The October Investor received a seat on the Board of Directors of RightStart.com. The current Board of Directors of RightStart.com is comprised of the October Investor, a representative of one of RightStart.com's original minority investors, an affiliate of the Company and the chief executive officer of RightStart.com who is also the chief executive officer of the Company. Additionally, the October Investor and existing investors other than the Company received certain participatory rights in the management of RightStart.com. The sale of common stock and the associated corporate actions result in RightStart.com being accounted for under the equity method of accounting and no longer consolidated with the Company.

          Accordingly, the Right Start has revised its financial statements in order to present its results of operations for the thirteen and thirty-nine weeks ended October 28, 2000 and its statement of cash flows for the thirty-nine weeks ended October 28, 2000 on an unconsolidated basis retroactive to the beginning of the current fiscal year.

         The operating losses of RightStart.com have been shown as a loss on investment in a non-consolidated subsidiary through October 10, 2000 in the Company's statement of operations. As of October 10, 2000, the Company recorded losses in excess of its investment in RightStart.com of $2.7 million. Additionally, due to the uncertainties surrounding the ongoing viability of RightStart.com, the Company has provided an allowance for potential uncollectibility of $700,000 in connection with amounts owed by RightStart.com to the Company under the Management Services Agreement. In connection with the deconsolidation of RightStart.com, the Company recorded a gain of $3.3 million which reversed the previously recorded loss in excess of its investment and increased the Company's investment in RightStart.com to zero. The Company is not obligated or committed to fund any operating losses or obligations of RightStart.com.

         Under the Equity Method, the carrying value of an investment is normally adjusted on a periodic basis to recognize the investor's share of earnings and losses of the investee; however, the carrying value generally is not reduced below zero and in that situation the equity method is, in effect, suspended. Accordingly, the Company will only make future adjustments to the carrying value of its investment in RightStart.com if and when RightStart.com reports net income in excess of its accumulated net losses during the period the equity method of accounting has been suspended, or if the Company makes additional advances to, or investments in, RightStart.com.


NOTE 3:  Private Placements

         In September and October 2000, the Company sold a total of $3.0 million in aggregate principal amount of its Senior Subordinated Convertible Pay-in-Kind Notes due 2005 (the "Convertible Notes") to affiliates. The Convertible Notes bear interest at the rate of 8% per annum and are convertible into common stock at a price of $2.375 per share of common stock. The Convertible Notes are secured by a subordinated lien on substantially all of the Company's assets.

         In October 2000 the Company sold 44,900 shares of its Series D Convertible Pay-in-Kind Preferred Stock (the "Series D Convertible Preferred Stock") for $4.5 million, a portion of which was purchased by affiliates. The Series D Convertible Preferred Stock pays dividends at a rate of 8% per annum, has a liquidation preference of $100 per share and is convertible into common stock at the rate of $2.00 per share. The Company can cause the Series D Convertible Preferred Stock to convert after October 6, 2001 if the Registrant's common stock has traded at a price greater than $3.00 per share for twenty consecutive trading days. In connection with the issuance of the Series D Convertible Preferred Stock, the Company issued 449,000 warrants to purchase common shares at an exercise price of $2.00. The fair value of the warrants was estimated using the Black-Scholes option pricing model and has been recorded as a reduction to retained earnings and a credit to paid in capital.

         Each of the Convertible Notes and the Series D Convertible Preferred Stock has a pay-in-kind feature that permits the Company to pay dividends and interest, as the case may be, in additional securities. The Company paid its first dividends and interest on December 1, 2000 in cash and may elect to do so in the future as well.


NOTE 4:  Per Share Data

         Basic per share data is computed by dividing the Company's loss available to common shareholders by the weighted average number of the Company's common shares outstanding. Diluted per share data is computed by dividing the Company's loss available to common shareholders, plus income associated with dilutive securities by the weighted average number of shares outstanding plus any potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock in each period.

                                          Thirteen weeks ended                        Thirty-nine weeks ended
                                          --------------------                        -----------------------
                                   October 28, 2000       October 30, 1999      October 28, 2000    October 30, 1999
                                   ----------------       ----------------      ----------------    ----------------

Net income (loss)                       $  1,007,000      $  (3,974,000)      $  (7,243,000)      $  (6,710,000)
Less:  Intercompany income                                     (102,000)                               (132,000)
       Preferred stock dividend              (20,000)          (525,000)            (20,000)           (525,000)
       Preferred stock accretion             (89,000)           (77,000)           (258,000)           (221,000)
                                      ---------------     ---------------     ---------------     --------------
Basic income (loss) applicable
  to common shareholders                $    898,000      $  (4,678,000)      $  (7,521,000)      $  (7,588,000)
                                        ============       =============       =============       =============
Weighted average shares, basic             5,615,435          5,357,682           5,590,822           5,156,127
Income (loss) per share, basic          $       0.16      $       (0.87)      $       (1.35)      $       (1.47)

Basic income (loss) applicable
  to common shareholders                $    898,000      $  (4,678,000)      $  (7,521,000)      $  (7,588,000)

Plus:  Interest on PIK notes                  28,000
       Preferred stock dividend               20,000
                                      ---------------     ---------------     ---------------     --------------
Income available to common share-
   holders and assumed conversions      $    946,000      $  (4,678,000)      $  (7,521,000)      $  (7,588,000)
                                        ============       =============       =============       =============

Weighted average shares, basic             5,615,435          5,357,682           5,590,822           5,156,127
Plus incremental shares from
   assumed conversions:
        Options                                5,530
        Series D Preferred Stock             542,747
        Warrants                              26,933
        Pay-in-kind notes                    305,379
                                      ---------------     ---------------     ---------------     --------------
Weighted average shares, diluted           6,496,024          5,357,682           5,590,822           5,156,127
Income (loss) per share, diluted      $         0.15      $       (0.87)      $       (1.35)      $       (1.47)



          Additional securities that could potentially dilute EPS in the future that were not included in the computation of diluted EPS include options outstanding to purchase 1,050,442 and 988,138 shares of common stock at October 28, 2000 and October 30, 1999, respectively; Series B preferred stock convertible into 549,995 and 684,167 shares of common stock at October 28, 2000 and October 30, 1999, respectively; Series C preferred stock convertible into 1,866,650 and 1,925,000 shares of common stock at October 28, 2000 and October 30, 1999, respectively; Series D Convertible Preferred Stock convertible into 1,702,253 shares of common stock at October 28, 2000 and warrants issued to purchasers of the Series D Convertible Preferred Stock exercisable into 422,067 shares of common stock as of October 28, 2000 (see Note 3); and Convertible Notes convertible into 957,779 shares of Common Stock as of October 28, 2000.


NOTE 5:  Supplemental Disclosure of Cash Flow Information

         Interest paid amounted to $546,000 and $314,000 for the thirty-nine weeks ended October 28, 2000 and October 30, 1999, respectively. Cash paid for income taxes was $8,000 and $11,000 for the thirty-nine weeks ended October 28, 2000 and October 30, 1999, respectively.

Changes in assets and liabilities which increased (decreased) cash are as follows:

                                                       Thirty-nine weeks ended
                                            -----------------------------------------------
                                                  October 28, 2000       October 30, 1999
Accounts and other receivables                     $     (706,000)         $    (243,000)
Merchandise inventories                                (2,938,000)            (3,067,000)
Other current assets                                     (215,000)            (1,534,000)
Other noncurrent assets                                   (38,000)              (291,000)
Accounts payable and accrued expenses                   1,710,000              4,518,000
Deferred rent                                              70,000                 (8,000)
                                                       -----------             -----------
                                                    $  (2,117,000)         $    (625,000)
                                                     =============          =============

Non-cash investing and financing activities

          The following non-cash investing and financing activities have been excluded from the statement of cash flows:

          In the first quarter of fiscal 2000, holders converted $328,000 of Series B Convertible Preferred Stock and $117,000 of Series C Preferred Stock to common stock.

         In the thirty-nine weeks ended October 28, 2000, the Company recorded preferred dividends of $258,000 which were accreted to the outstanding amount of the preferred stock outstanding.

         In the second quarter of fiscal 2000, the Company issued warrants valued at $70,000 using the Black-Scholes option pricing model in connection with obtaining an amendment to the Company's credit facility.

         In connection with two store closings in the second quarter, the Company reduced accrued expenses by $50,000 and deferred rent by $50,000.

         In the third quarter, the Company recorded $439,000 of dividends on the fully vested warrants issued in connection with the sale of the Series D Convertible Preferred Stock.


NOTE 6:  New Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board issued SFAS No.133 "Accounting For Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS 133, as amended by SFAS 137 and SFAS 138, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company currently does not have or use derivative instruments.


NOTE 7:  Segment Information

         The Company currently operates in one segment, which is the retail segment. The results of operations for the thirteen and thirty-nine weeks ended October 28, 2000 reflect only the retail stores. All operating results for the thirteen and thirty-nine weeks ended October 28, 2000 of RightStart.com are reflected as a gain (loss) on investment in RightStart.com.

         The prior year consolidated financial statements included the Company and its former majority-owned subsidiary which together had two reportable segments; Direct-to-customers, which included online and catalog operations (the subsidiary), and Retail (the parent), which included activities related to retail stores. Both segments sold products to meet the needs of the parents of infants and small children. The Direct-to-customers segment also sold products directed to older children through age twelve. Current year financial statements include only operating information of the Company which as a result of the deconsolidation of RightStart.com, has only one reportable segment. Therefore segment information is not presented below for the current year.

         The accounting policies of the segments were the same as those described in the summary of significant accounting policies. The Company evaluated performance based on profit or loss from operations before income taxes.

         The Company charges a management fee on inventory transferred from the Retail segment to the Direct-to-customers segment. Additionally, charges for services are exchanged between the two segments.

         The Company's reportable segments for the prior year had operations that offered the same or similar products but had a different method of delivery to their customers.


Segment information for the thirteen weeks ended October 30, 1999 is as follows:

                                                                     Total
                               Online           Catalog      Direct-to-Customers        Retail          Total
                               -------          --------     -------------------        ------          -----

 Net sales                     $2,340,000         $492,000           $2,832,000        $8,829,000     $11,661,000
 Interest income (expense)        154,000                               154,000          (136,000)         18,000
 Depreciation                      63,000                                63,000           404,000         467,000
 Non-cash compensation            179,000                               179,000            24,000         203,000
 Pre-opening costs                                                                         91,000          91,000
 Minority Interest                                                      384,000                           384,000
 Store Closing Expense
 Pre-tax loss                  (2,893,000)                           (2,893,000)       (1,061,000)     (3,954,000)
 Total assets                  13,456,000          252,000           13,708,000        20,289,000      33,997,000
 Fixed asset additions            908,000                               908,000           124,000       1,032,000



Segment information for the thirty-nine weeks ended October 30, 1999 is as follows:

                                                                     Total
                               Online           Catalog      Direct-to-Customers        Retail          Total
                               -------          --------     -------------------        ------          -----

 Net sales                     $3,078,000       $3,045,000           $6,123,000       $27,328,000     $33,451,000
 Interest income (expense)        155,000                               155,000          (333,000)       (178,000)
 Depreciation                      80,000            5,000               85,000         1,129,000       1,214,000
 Non-cash compensation            179,000                               179,000         1,794,000       1,973,000
 Pre-opening costs                                                                        228,000         228,000
 Minority Interest                                                      401,000                           401,000
 Store Closing Expense                                                                    151,000         151,000
 Pre-tax loss                  (3,046,000)                           (3,046,000)       (3,616,000)     (6,662,000)
 Total assets                  13,456,000          252,000           13,708,000        20,289,000      33,997,000
 Fixed asset additions          1,700,000                             1,700,000           907,000       2,607,000


NOTE 8: Recent Developments

         The Company's common stock is listed and traded on the Nasdaq National Market. In July, the Nasdaq informed the Company that its consolidated net worth had fallen below the Nasdaq National Market's minimum-listing requirement of $4.0 million and consequently that its common stock was subject to de-listing. The primary cause of the diminished consolidated net worth was attributable to losses sustained by the Company's former subsidiary, RightStart.com. The Company requested that it continue to be listed at an oral hearing on October 12, 2000. The new capital received by the Company in the current fiscal quarter together with the deconsolidation of the Company and RightStart.com resulted in the Company's net worth exceeding the Nasdaq minimum-listing requirement. In
November, the Nasdaq notified the Company that it was in compliance with the minimum-listing requirements and accordingly that the Company's common stock would continue to be listed on the Nasdaq National Market so long as the Company maintains compliance with the Nasdaq's listing requirements. Nasdaq noted, however, that the Company had failed to evidence a market value of public float of at least $5.0 million for several consecutive trading days. Nasdaq informed the Company that should such failure continue for thirty consecutive trading days (beginning November 16, 2000) that the Company would be provided a ninety calendar day period in which to regain compliance for not less than ten consecutive trading days. Failure would result in a transfer of the Company's securities to the Nasdaq SmallCap market or delisting. Given the Company's current public float, its common stock would need to trade above approximately $1.50 per share to meet this compliance standard.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

         When used in this report and elsewhere by management from time to time, the words "believes," "anticipates," and "expects" and similar expressions are intended to identify forward-looking statements with respect to our financial condition, results of operations and business. Certain important factors could cause actual results to differ materially from those expressed in our forward-looking statements including but not limited to competition from other children's product retailers and limitations on access to capital to fund the expansion and the growth in the number of our retail stores. Further information on potential factors that could affect our financial condition is included in our filings with the Securities and Exchange Commission, including our Form 10-K/A for the year ended January 29, 2000 and our Registration Statement on Form S-3 (No. 333-84319). We caution readers not to place undue reliance on forward-looking statements, which speak only as of the date of this filing. We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after that date.


Retail Store Operations

         At October 28, 2000, the Company operated 53 retail stores in 16 states throughout the United States. The stores' product mix includes a wide variety of items to meet the needs of infants, small children and their care givers, all presented within a store designed to provide a safe, baby-friendly environment for the shopping ease of new parents.


Thirteen weeks ended October 28, 2000 compared with October 30, 1999

The following table sets forth the Company's unaudited statement of operations data:

                                                                      Thirteen weeks ended
                                                     ------------------------------------------------------------
                                                            October 28, 2000                October 30, 1999
                                                     -------------------------------    -------------------------

Retail net sales                                        $   9,865,000         100.0%      $    8,829,000    100.0%
Cost of goods sold                                          4,947,000          50.1%           4,552,000     51.6%
Operating expense                                           4,197,000          42.5%           3,580,000     40.5%
Non-cash compensation                                          65,000           0.7%              24,000      0.3%
Marketing & advertising expenses                              233,000           2.4%             270,000      3.1%
General & administrative expenses                             954,000           9.7%             833,000      9.4%
Pre-opening costs                                             117,000           1.2%              91,000      1.0%
Store closing expense                                          46,000           0.5%
Depreciation & amortization expense                           541,000           5.5%             404,000      4.6%
                                                        -------------                     --------------
   Operating loss                                          (1,235,000)        -12.5%            (925,000)   -10.5%
Gain on investment                                         (2,554,000)        -25.9%
Interest expense                                              293,000           3.0%             136,000      1.5%
                                                        -------------                     --------------
   Income (loss) before provision for income taxes          1,026,000          10.4%          (1,061,000)   -12.0%
Provision for income taxes                                     19,000           0.2%              20,000      0.2%
                                                        -------------                     --------------
   Net income (loss)                                   $    1,007,000          10.2%    $     (1,081,000)   -12.2%
                                                        =============                     ==============



         Net Sales. Retail net sales consist of gross product sales to customers net of returns. Retail net sales increased by $1.1 million, or 11.7%, from $8.8 million for the thirteen weeks ended October 30, 1999 to $9.9 million for the thirteen weeks ended October 28, 2000. The net sales growth reflects an increase in the store base from 43 stores to 53 stores and a 1.5% increase in same-store sales.

         Cost of goods sold. Cost of goods sold consists primarily of the cost of products sold, inbound freight costs and inventory shrinkage costs. Retail gross margin increased to 49.9% from 48.4% in the prior year period. This increase is due in part to reduced freight costs and increased vendor allowances.

         Operating expense. Retail operating expense consists of store operational expenses, retail personnel costs, and costs related to the distribution and warehousing of our retail merchandise. Retail operating expense was $4.2 million for the current period as compared to $3.6 million for the same period last year. The $0.6 million or 17.2% increase primarily reflects the addition of ten new store locations as well as costs related to increased retail management staff and related costs. Expense related to charges under the Management Services Agreement with RightStart.com amount to $13,000 for the current quarter and $6,000 for the same period last year.

         Non-cash compensation. During the third quarter of 1999, the Company recorded $24,000 of non-cash compensation expense associated with certain non-employee director grants. The current year reflects $8,000 related to non-employee director grants as well as $57,000 related to non-employee options.

         Marketing and advertising expense. Retail marketing and advertising expense generally consists of print advertising in national and regional publications, as well as promotional mailings to our customers. Marketing and advertising expense decreased slightly from $270,000 for the thirteen-week period ended October 30, 1999 to $233,000 for the same period this year. This decrease is primarily due to increased vendor cooperative advertising dollars.

         General and administrative expense. General and administrative expense consists primarily of the costs related to management, financial, merchandising, inventory, professional service fees and other administrative support. General and administrative expense increased by $0.2 million, or 14.5%, from $0.8 million for the thirteen week period ended October 30, 1999 to $1.0 million for the thirteen week period ended October 28, 2000. The increase was due primarily to increased staffing levels. General and administrative expense includes net credits in the amount of $66,000 and $142,000 for the current and prior year period, respectively. These credits are the result of net billings to RightStart.com under the Management Services Agreement.

         Pre-opening costs. Pre-opening costs consist primarily of non-recurring marketing, advertising, and other expenses related to the opening of new store locations. Pre-opening costs increased $26,000 from $91,000 for the thirteen weeks ended October 30, 1999 to $117,000 for the current year. The primary reason for the increase was the recording of $38,000 in expenses related to three abandoned new store sites.

         Store closing expense. Store closing expense consists primarily of the write-off of non-recoverable assets and costs incurred in closing the store locations. In the current period additional closing expenses of $46,000 were recorded in relation to two stores closed in the previous quarter. There are no other planned store closings contemplated for the remainder of Fiscal 2000.

         Depreciation and amortization. Depreciation and amortization expense increased $0.1 million from $0.4 million in the prior period to $0.5 million in the current period. The increase was due to additional assets placed in service related to new store openings.

         Gain on investment. In connection with the deconsolidation of RightStart.com, the Company recorded a gain of $3.3 million which reversed the previously recorded loss in excess of its investment and increased the Company's investment in RightStart.com to zero.

         Interest expense. Interest expense increased from $0.1 million in the thirteen weeks ended October 30, 1999 to $0.3 million for the same period this year. The increase reflects an increase in our outstanding borrowings for the current period over the prior period and higher interest rates in general.

         Provision for income taxes. The provision for income taxes is related to state income taxes. No federal or state income tax benefit was recorded for either the current or prior period due to the uncertainty surrounding realizing any further tax benefits in future years.

Thirty-nine weeks ended October 28, 2000 compared with October 30, 1999

The following table sets forth the Company's unaudited statement of operations data :

                                                                       Thirty-nine weeks ended
                                                     ------------------------------------------------------------
                                                            October 28, 2000                October 30, 1999
                                                     -------------------------------    -------------------------

Retail net sales                                       $   30,951,000         100.0%      $   27,328,000    100.0%
Cost of goods sold                                         15,428,000          49.8%          13,634,000     49.9%
Operating expense                                          12,429,000          40.2%          10,514,000     38.5%
Non-cash compensation                                          85,000           0.3%           1,794,000      6.6%
Marketing & advertising expenses                              779,000           2.5%             626,000      2.3%
General & administrative expenses                           2,864,000           9.3%           2,535,000      9.3%
Pre-opening costs                                             318,000           1.0%             228,000      0.8%
Store closing expense                                         387,000           1.3%             151,000      0.6%
Depreciation & amortization expense                         1,590,000           5.1%           1,129,000      4.1%
                                                        -------------                     --------------
   Operating loss                                          (2,929,000)         -9.5%          (3,283,000)   -12.0%
Loss on investment                                          3,406,000          11.0%
Interest expense                                              850,000           2.7%             333,000      1.2%
                                                        -------------                     --------------
   Income (loss) before provision for income taxes         (7,185,000)        -23.2%          (3,616,000)   -13.2%
Provision for income taxes                                     58,000           0.2%              48,000      0.2%
                                                        -------------                     --------------
   Net income (loss)                                   $   (7,243,000)        -23.4%      $   (3,664,000)   -13.4%
                                                        =============                     ==============




         Net Sales. Retail net sales consist of gross product sales to customers net of returns. Retail net sales increased by $3.6 million, or 13.3%, from $27.3 million for the thirty-nine weeks ended October 30, 1999 to $31.0 million for the thirty-nine weeks ended October 28, 2000. The net sales growth reflects an increase in the store base from 43 stores to 53 stores; offset somewhat by a 1.0% decline in same-store sales. The same store sales decline is due to some cannibalization from the Company's Internet subsidiary as well as increased competition at certain store locations.

         Cost of goods sold. Cost of goods sold consists primarily of the cost of products sold, inbound freight costs and inventory shrinkage costs. Retail gross margin remained relatively unchanged for the thirty-nine weeks of this year as compared to the prior year.

         Operating expense. Retail operating expense consists of store operational expenses, retail personnel costs, and costs related to the distribution and warehousing of our retail merchandise. Retail operating expense was $12.4 million for the current period as compared to $10.5 million for the same period last year. The $1.9 million or 18.2% increase primarily reflects the addition of ten new store locations as well as costs related to increased retail management staff and related costs. Expense related to charges under the Management Services Agreement with RightStart.com amount to $36,000 for the nine months this year and $6,000 for the same period last year.

         Non-cash compensation. For the thirty-nine weeks ended October 30, 1999, the Company recorded $1.8 million of non-cash compensation expense related to the vesting of performance options granted to executive officers of the Company. For the thirty-nine weeks ended October 28, 2000, non-cash compensation expense reflects $28,000 related to non-employee director grants as well as $57,000 related to non-employee options.

         Marketing and advertising expense. Retail marketing and advertising expense generally consists of print advertising in national and regional publications, as well as promotional mailings to our customers. Marketing and advertising expense increased from $0.6 million for the thirty-nine week period ended October 30, 1999 to $0.8 million for the same period this year. This growth reflects increased utilization of promotional mailings to our customers as well as expenses incurred to increase brand awareness in our regional markets.

         General and administrative expense. General and administrative expense consists primarily of the costs related to management, financial, merchandising, inventory, professional service fees and other administrative support attributable to Retail Store Operations. General and administrative expense increased 12.9% to $2.9 million for the current period from $2.5 million for the comparable period last year. The increase is due primarily to an increase in staffing and related costs. General and administrative expense includes net credits in the amount of $289,000 and $155,000 for the current and prior year period, respectively. These credits are the result of net billings to RightStart.com under the Management Services Agreement.

         Pre-opening costs. Pre-opening costs consist primarily of non-recurring marketing, advertising, and other expenses related to the opening of new store locations. Pre-opening costs increased $90,000 from $228,000 for the thirty-nine weeks ended October 30, 1999 to $318,000 for the current fiscal period. The increase was due to the five stores opened during the fiscal period and opening costs related to five stores opened at the end of the prior year versus seven stores opened in the prior period and costs related to two stores opened at the end of fiscal year 1998.

         Depreciation and amortization. Depreciation and amortization expense increased $0.5 million from $1.1 million in the prior period to $1.6 million in the current period. The increase was due to additional assets placed in service related to new store openings.

         Loss on investment. As of October 10, 2000, the Company recorded losses in excess of its investment in RightStart.com of $2.7 million and recorded an allowance for potential uncollectibility of $0.7 million in connection with amounts owed by RightStart.com to the Company under the Management Services Agreement.

         Interest expense. Interest expense increased from $0.3 million for the thirty-nine weeks ended October 30, 1999 to $0.9 million for the same period this year. The increase reflects an increase in our outstanding borrowings for the current period over the prior period and higher interest rates.

         Provision for income taxes. The provision for income taxes is related to state income taxes. No Federal or state income tax benefit was recorded for either the current or prior period due to the uncertainty surrounding realizing any tax benefits in future years.



Liquidity and Capital Resources

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

         In the first thirty-nine weeks of Fiscal 2000, we used $4.0 million in cash in our operating activities compared to $4.4 million in cash used in our operating activities for the same period of Fiscal 1999. In the current period, investing activity includes the loss on investment in RightStart.com of $3.4 million and $1.3 million for fixed asset additions compared to $2.6 million for fixed asset additions for the same period last year. The primary source of funds for the use of cash in financing activities in the current period were borrowings under the Company's $13.0 million credit facility (the "Credit Facility"), the sale of Series D Convertible Preferred Stock and warrants which netted proceeds of $4.5 million and the issuance of $3.0 million of Convertible Notes. The net proceeds of $7.5 million were used to reduce amounts outstanding on the existing Credit Facility.

         As of October 28, 2000, amounts outstanding under the Credit Facility consist of a term loan of $1.4 million and $1.1 million under its revolving credit line, which become due and payable in February 2001. The Company plans to renew or replace the Credit Facility prior to such date. The Company is currently in negotiations with potential lenders, however, there can be no assurance that a new or replacement facility will be obtained.


         During the first thirty-nine weeks of Fiscal 2000, our primary source of liquidity for operations was from borrowings under the Credit Facility. The Credit Facility consists of a $10.0 million revolving line of credit for working capital (the "Revolving Line") and a $3.0 million capital expenditure facility (the "Capex Line"), subject to reduction beginning May 1, 2000. Availability under the Revolving Line is subject to a defined borrowing base. As of October 28, 2000 borrowings of $1.1 million were outstanding under the Revolving Line and borrowings of $1.4 million were outstanding under the Capex Line; $5.2 million was available for borrowing at October 28, 2000 under the Revolving Line. Interest accrues on the Revolving Line at prime plus 1.0% and at prime plus 1.5% on the Capex Line. At October 28, 2000, the bank's prime rate of interest was 9.5%. The Credit Facility terminates on February 19, 2001, and on such date, all borrowings thereunder are immediately due and payable. Borrowings under the Credit Facility are secured by substantially all of our assets (including our stock in RightStart.com, but excluding the assets of RightStart.com). We expect to either renew or replace the Credit Facility by January 2001.

         The Credit Facility, as amended through October 23, 2000, requires the Company at all times during Fiscal 2000, to maintain net worth (defined to include equity, additional paid-in capital, retained earnings (accumulated deficit) and subordinated debt, "Net Worth") of $6,600,000 as of September 30, 2000 and $8,000,000 as of October 31, 2000 and for the balance of the term. At October 28, 2000, Net Worth, as defined in the Credit Agreement, was
$10,705,000. The Credit Facility also requires that the Company's earnings before interest, taxes, depreciation, amortization and non-recurring charges ("EBITDA") be no less than zero for the twelve months ended October 28, 2000 and $400,000 for the twelve months ending February 3, 2001. For the twelve months ended October 28, 2000, EBITDA, as defined in the Credit Agreement, was $49,000. In addition, the Company's capital expenditures are limited to $3,000,000 in Fiscal 2000. The Company is required to make principal reductions of $100,000 on the Capex Line per month beginning May 1, 2000. The Company believes that it will be able to meet its financial covenants or be able to amend such covenants as appropriate.

         The Company's common stock is listed and traded on the Nasdaq National Market. In July, the Nasdaq informed the Company that its consolidated net worth had fallen below the Nasdaq National Market's minimum-listing requirement of $4.0 million and consequently that its common stock was subject to de-listing. The primary cause of the diminished consolidated net worth was attributable to losses sustained by the Company's former subsidiary, RightStart.com. The Company requested that it continue to be listed at an oral hearing on October 12, 2000. The new capital received by the Company in the current fiscal quarter together with the deconsolidation of the Company and RightStart.com resulted in the Company's net worth exceeding the Nasdaq minimum-listing requirement. In
November, the Nasdaq notified the Company that it was in compliance with the minimum-listing requirements and accordingly that the Company's common stock would continue to be listed on the Nasdaq National Market so long as the Company maintains compliance with the Nasdaq's listing requirements. Nasdaq noted, however, that the Company had failed to evidence a market value of public float of at least $5.0 million for several consecutive trading days. Nasdaq informed the Company that should such failure continue for thirty consecutive trading days (beginning November 16,2000) that the Company would be provided a ninety calendar day period in which to regain compliance for not less than ten consecutive trading days. Failure would result in a transfer of the Company's securities to the Nasdaq SmallCap market or delisting. Given the Company's current public float, its common stock would need to trade above approximately $1.50 per share to meet this compliance standard.


Impact of Inflation

         The impact of inflation on the results of operations has not been significant during our last three fiscal years.


Seasonality

         Our business is not significantly impacted by seasonal fluctuations, when compared to many other specialty retail operations. Our products are for the most part need-driven and the customer is often the end user of the product. We do experience an increase in sales during the Christmas holiday season due primarily to an increased demand for gifts and toys.


Other Matters

New Accounting Requirements

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective beginning in the first quarter of 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires companies to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. SFAS No. 133 as amended by SFAS No. 137 and SFAS 138, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS No. 133 is effective for our first fiscal quarter in the year 2001 and is not expected to have a material effect on our financial position.


ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

         In the ordinary course of operations, we face no significant market risk from derivative instruments. Our purchase of imported products subjects us to a minimum amount of foreign currency risk. Foreign currency risk is that risk associated with recurring transactions with foreign companies, such as purchases of goods from foreign vendors. If the strength of foreign currencies increases compared to the United States dollar, the price of imported products could increase. We have no commitments, however, for future purchases with foreign vendors and, additionally, we have the ability to source many products domestically in the event of significant import price increases.

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

                                     PART II

                                OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K

              The Company filed a report on Form 8-K on October 11, 2000, as amended on October 19, 2000, with respect to its October 10, 2000 closing of a private placement financing.


The following exhibits of The Right Start, Inc. are included herein:


Exhibit Number


10.1 Eleventh Amendment to Loan and Security Agreement and Waiver, dated October 23, 2000, between Heller Financial, Inc. and the Company.

10.2 Common Stock Purchase Agreement, dated as of October 10, 2000 between RightStart.com and Michael Targoff.


27      Financial Data Schedule.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.


                              THE RIGHT START, INC.



Date:  December 12, 2000                                         /s/ JERRY WELCH
                                                                     Jerry Welch
                                                         Chief Executive Officer


Date:  December 12, 2000                                 /s/ RAYMOND P. SPRINGER
                                                             Raymond P. Springer
                                                         Chief Financial Officer