Form 10-K
period 2001-02-03
RIGHT START INC /CA
filed 2001-05-02
CIK 878720

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

                   For the fiscal year ended February 3, 2001

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from _________________ to _______________.

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

As of April 20, 2001, approximately 2,983,595 shares of the Registrant's Common Stock held by non-affiliates were outstanding and the aggregate market value of such shares was approximately $4,624,572.

As of April 20, 2001 there were outstanding 5,617,275 shares of Common Stock, no par value, with no treasury stock.

                                     PART I


ITEM 1.  BUSINESS
-------  --------

General
-------

     The Right Start, Inc. (the "Company"), a California corporation, is a specialty retailer of high quality developmental, educational and care products for infants and children. Information presented as of and for the period ended January 29, 2000 ("Fiscal 1999") reflects the consolidated results of the Company and RightStart.com Inc. ("RightStart.com"), which previously was our majority-owned subsidiary.

     RightStart.com was formed in April 1999 for the purpose of engaging in electronic commerce over the Internet. Effective May 1, 1999, we contributed our catalog assets to RightStart.com. On October 10, 2000, RightStart.com issued 2 million shares of common stock, which decreased our ownership interest in RightStart.com to 49.4%. The sale of common stock and associated corporate actions resulted in RightStart.com being accounted for under the equity method of accounting and no longer consolidated with us. Accordingly, information as of and for the period ended February 3, 2001 ("Fiscal 2000") represents the results of operations and the financial position of The Right Start, Inc. only.

History
-------

     We were formed as a catalog company in 1985 to capitalize upon growing trends towards the use of mail order catalogs and the demand for high quality infants' and children's goods. Until our formation, parents' alternatives were limited to low-service, mass merchandise stores or sparsely-stocked, high-priced infants' and children's specialty stores. To counter this, we offer a carefully screened comprehensive selection of infant and toddler products that we consider to be the "best of the best," that is, the safest, most durable, best designed and best valued items, in a full service setting. We currently select this kind of product from over 350 vendors worldwide.

     We then expanded our distribution channels beyond The Right Start Catalog and into specialty retail sales through The Right Start stores. Based on the results of the retail stores, our strategy evolved to include a reduction in The Right Start Catalog circulation and plans for a major retail expansion. While we have since transferred our catalog operations to our affiliate RightStart.com, we have grown to 63 retail stores in operation nationwide as of April 20, 2001.

Retail Store Operations and Market
----------------------------------

     As of April 20, 2001, we have 63 retail stores in operation. Twenty-six of these stores are located in large shopping malls and 37 are located in stand-alone locations or in local shopping centers, some of which are known as "lifestyle" centers because they include a mix of retailers of non-essential products. The stores' product mix includes a wide variety of items to meet the needs of parents of infants and small children up to age three, all presented within a store designed to provide a safe, baby-friendly environment for the shopping ease of parents. For the last three fiscal years approximately 27% of our revenues derived from sales of products in our travel category, such as car seats, strollers and their related accessories. Products sold in our child development category, such as musical items and toys designed to help stimulate and develop a child's sensory and motor skills, constituted approximately 22% of our revenues over the same three year period.

     The number of retail stores open reflects the rapid growth that we experienced in 1996 and 1997, during which period we opened 24 mall stores. After studying the results of both mall and street locations, we concluded that street-location stores provide our customers more convenient access and shopping since many are shopping with infants and small children. Further, street-location stores are more cost efficient to build and operate. Accordingly, we adopted a store opening plan that resulted in the opening of eight street-location stores in 1998, 13 street-location stores in 1999 and 11 street-location stores in 2000.

     As part of reevaluating store location strategy, in 1997 we determined that some of our existing mall locations were not performing at an acceptable level and implemented a closing plan for those stores. Nine mall stores were closed in 1998, one mall store was closed in 1999, and two mall stores were closed in 2000. We may close additional stores if we deem such a decision to be warranted and we can do so on what we determine is a cost effective basis. We expect to replace all or nearly all of our mall stores with street-location stores as our mall stores' leases expire.

     Our ability to open and operate new stores profitably is dependent on the identification and availability of suitable locations, the negotiation of acceptable lease terms, our financial resources, the successful hiring and training of store managers and our ability to control the operational aspects of growth. We intend to continue to open additional street-location stores in affluent neighborhoods that have a sufficient density of young families to fit our criteria and primarily in high traffic street locations.

Investment in RightStart.com
----------------------------

     RightStart.com is an affiliate that uses our brand name online and in its catalog business. As part of its formation we contributed assets comprising our catalog and online operations. In July 1999, RightStart.com raised $15 million in a private equity offering to third-party investors and used that money to build and market its catalog and online businesses.

     In January 2000, RightStart.com filed with the Securities and Exchange
Commission to make its initial public offering of common stock.   Due to
deteriorated market conditions, RightStart.com withdrew its filing in May 2000.

     On October 10, 2000, RightStart.com issued 1.6 million shares of common stock to a new investor (the "October Investor") and 0.4 million shares of common stock to an existing minority investor. The new issuance represented 18% of the shares outstanding after the issuance. Consequently, our percentage of common stock ownership of RightStart.com was reduced from 60.2% to 49.4%. The October Investor received a seat on the Board of Directors of RightStart.com. The current Board of Directors of RightStart.com is comprised of the October Investor, a representative of one of RightStart.com's original minority investors, an affiliate of RightStart.com and the chief executive officer of RightStart.com who is also our chief executive officer. Additionally, the October Investor and existing investors, other than the Company, received certain participatory rights in the management of RightStart.com. The sale of common stock and the associated corporate actions resulted in RightStart.com being accounted for under the equity method of accounting and no longer consolidated with our financial results.

     Accordingly, financial statements as of and for the period ended February 3, 2001, are presented on an unconsolidated basis retroactive to the beginning of the fiscal year.

     The operating losses of RightStart.com have been shown as a loss on investment. In connection with the deconsolidation of RightStart.com, we carry our investment in RightStart.com at zero. RightStart.com has insufficient cash to pay its creditors and has been in discussions to resolve the situation. Due to the uncertainty surrounding the ongoing viability of RightStart.com, we have provided an allowance for the potential uncollectability of $400,000 in connection with amounts owed by RightStart.com to us under a management services agreement between us and an additional $300,000 reserve for other costs and expenses associated with the investment. We are not obligated or committed, and do not intend, to fund any operating losses or obligations of RightStart.com.

     Under the equity method of accounting, the carrying value of an investment is normally adjusted on a periodic basis to recognize the investor's share of earnings and losses of the investee. The carrying value, however, generally is not reduced below zero and in that situation the equity method is, in effect, suspended. Accordingly, we will only make future adjustments to the carrying value of our investment in RightStart.com if and when RightStart.com reports net income in excess of its accumulated net losses during the period the equity method of accounting has been suspended, or if we make additional realizable advances to, or investments in, RightStart.com. We do not expect RightStart.com to report such excess net income.

     RightStart.com purchases inventory and services from us under a management
services agreement.   During Fiscal 2000 we had revenues of approximately $9.4
million from sales to RightStart.com. The income for services rendered under this agreement, which for Fiscal 2000 amounted to $405,000, is netted against general and administrative expenses. At February 3, 2001, we were owed $400,000 by RightStart.com. Due to the uncertainty surrounding the availability of capital for online retailers and ongoing viability of RightStart.com, the full amount of the receivable is reserved.

Marketing and Promotion
-----------------------

     We have implemented a number of marketing programs to reinforce our brand name and increase customer awareness of our new store locations. These programs include advertisements in the yellow pages and on register receipts, direct mail and e-mail campaigns, promotions with manufacturers and local efforts aimed at community organizations and merchants.

     We have also taken advantage of the cross-promotional opportunities that exist between our retail stores and RightStart.com's online stores. We promote RightStart.com in our retail stores through in-store signage. RightStart.com promotes our physical stores by promoting our policy of taking returns of goods purchased through RightStart.com, a store location listing in RightStart.com's online stores and e-mail campaigns.

Purchasing and Warehousing
--------------------------

     We now purchase products from over 350 different vendors worldwide. In total, we import approximately 7.3% of the products sold in our retail stores and have one domestic vendor that accounts for 8.0% of our total purchases from all vendors. If our ability to purchase from a particular vendor or to import from non-domestic vendors generally were impaired, we would be required to find replacements. We may be unable to find satisfactory replacements for certain vendors.

     We outsource our warehousing and distribution to third party service providers and do not own or lease any warehouse facilities or trucking capability. We do not have long-term contracts with any of these service providers but have found our experience with them to be good.

Employees
---------

     As of April 20, 2001, we employed 424 employees, 206 of whom were part-time. We consider our employee relations to be good.

Competition
-----------

     The retail market for infant and toddler products served by our retail stores is very competitive. Significant competition currently comes from "big box" concept stores, such as Babies "R" Us, the Baby Depot department of Burlington Coat Factory and Target, as well as a few specialty retailers such as Zany Brainy and Imaginarium. Other competitors include small local specialty retailers. The "big box" type of operation offers customers an extensive variety of products for children and is typically located in up to 50,000 square feet of retail space, generally in lower cost locations. In addition, many national and regional mass merchants offer infant and toddler products in conjunction with a full line of hard and soft goods. Competition from RightStart.com and other internet retailers impacts us as well.

     We believe that merchants in our business compete based on brand name recognition, product selection, price, convenience and customer service. We believe that we distinguish ourselves from our competitors by offering a full assortment of children's developmental, educational and care products carefully selected with regard to quality, safety, developmental and educational value. As a specialty retailer, we also focus on providing the highest levels of customer service by offering customers carefully selected products presented by sales associates with extensive product knowledge. In addition, we currently plan to increase our services to include car seat installation instruction and a nationwide registry service that is integrated with the website run by RightStart.com. We typically do not compete on price though we use price promotions that are targeted in duration or in required response in order to attract business. In addition, we believe the relationship between ourselves and RightStart.com provides each of us with advantages over single channel retailers in our respective markets, including cross-marketing opportunities, vendor relationships, distribution capabilities and enhanced customer convenience.

Intellectual Property
---------------------

     We have registered and continue to register, when deemed appropriate, our trademarks, trade names and domain names, including "The Right Start" and "Right Start". We consider these trademarks and trade names to be readily identifiable with, and valuable to, our business. We license much of our intellectual property to RightStart.com for use in its online business on a royalty-free basis which we believe also provides us with value through exposure of our brand name. If our intellectual property rights were to be challenged we could find our time and other resources diverted from our business.

Governmental Regulation
-----------------------

     The products we sell are subject to provisions of the Consumer Safety Act and the regulations issued thereunder. These laws authorize the Consumer Product Safety Commission ("CPSC") to protect the public from products that present a substantial risk of injury. The CPSC can require the manufacturer of defective products to repurchase or recall such products. The CPSC may also impose fines or penalties on the manufacturer. Similar laws exist in some states and cities in which we market our products. A recall of any of our products may materially adversely affect us by impairing our reputation for quality and safety and diverting our resources from our business generally.

Seasonality
-----------

     Our business is not significantly impacted by seasonal fluctuations, when compared to many other specialty retail operations. Our products are for the most part need-driven and our customer is often the end user of the products we sell as opposed to a gift giver. We do, however, experience increased sales during the Christmas holiday season, primarily in our mall stores.

Forward-Looking Statements
--------------------------

     This Annual Report contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements in this Annual Report are intended to be subject to the safe harbor protection provided by Sections 27A and 21E. When used in this report and elsewhere by management from time to time, the words "believes," "anticipates," and "expects" and similar expressions are intended to identify forward-looking statements with respect to our financial condition, results of operations and business. Certain important factors, including but not limited to competition from other children's product retailers, discounted pricing in the market due to competitors' liquidation of overstocked inventory, lower than expected rates of maturation of cash flow in our new stores, general economic factors, energy dislocations and limitations on access to capital to fund the expansion and the growth in the number of our retail stores, could cause actual results to differ materially from those expressed in our forward-looking statements. Further information on potential factors that could affect our financial condition is included elsewhere in this annual report and in our filings with the Securities and Exchange Commission including our Registration Statement on Form S-3 (File No. 333-84319) and periodic reports. We caution readers not to place undue reliance on forward-looking statements, which speak only as of the date of this filing. We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after that date.

ITEM 2.  PROPERTIES
-------  ----------

  As of April 20, 2001, we operate 63 retail stores in the 16 states shown in
the table below.    We lease each of our retail locations under operating leases with lease terms ranging from five to ten years. At some locations, we have options to extend the term of the lease. In most cases the leases are triple net with rent provisions that include a fixed minimum rent and, in some cases, a contingent percentage rent based on net sales of the store in excess of a defined threshold. Certain other of the leases contain escalation clauses that provide for increases in base rental and renewal options at fair market rental rates.

  The following table sets forth the locations of our stores nationwide as of April 20, 2001:

         State                                 Number of Stores
         -----                                 ----------------
         California                                   23
         Colorado                                      2
         Connecticut                                   4
         Illinois                                      6
         Massachusetts                                 2
         Maryland                                      1
         Michigan                                      2
         Minnesota                                     1
         Missouri                                      1
         New Jersey                                    3
         New York                                      2
         Ohio                                          3
         Pennsylvania                                  2
         Texas                                         8
         Virginia                                      1
         Washington                                    2
         ----------                                   --
         Total                                        63


  We currently lease approximately 23,000 square feet as a sub-tenant in a mixed-use building in Westlake Village, California. Our corporate offices and those of RightStart.com both reside in this space. The sub-lease agreement terminates in June 2001. Effective July 1, 2001, we have entered into a new five-year lease for approximately 15,000 square feet located in Calabasas, California.

  We use third-party distribution and fulfillment providers and therefore do not directly lease or own any warehouse space.

ITEM 3.  LEGAL PROCEEDINGS
-------  -----------------

  We are a party to various legal actions arising in the ordinary course of business. In addition, we have been named in lawsuits against RightStart.com
brought by two of RightStart.com's unsecured creditors.   In the opinion of
management, any claims that may arise from these actions are immaterial to us or are without significant merit. We believe that the ultimate outcome of these matters will not have a material adverse effect on our financial position or results of operations.

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ----------------------------------------------------

Not applicable.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDERS'
-------   ---------------------------------------------------------------
          MATTERS
          -------

  Our common stock is traded on the Nasdaq National Market system under the symbol RTST. Our common stock is held of record by approximately 145 registered shareholders as of April 20, 2001. The following table sets forth the range of high and low bid prices on the Nasdaq National Market for our common stock for Fiscal 1999 and Fiscal 2000. The bid price quotations listed below reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.


                                                         Bid Price (1)
                                          ------------------------------------------
     Fiscal 2000                                   High                  Low
     -----------                                   ----                  ---
     First Quarter                                $18.69               $ 4.38
     Second Quarter                                 5.94                 3.75
     Third Quarter                                  4.13                 1.38
     Fourth Quarter                                 2.88                  .88

     Fiscal 1999
     -----------
     First Quarter                                $ 8.50               $ 5.00
     Second Quarter                                10.00                 6.50
     Third Quarter                                 15.00                 6.63
     Fourth Quarter                                23.75                13.00

     (1) As of April 20, 2001, the closing price for our common stock was $1.55.

     We have never paid dividends on our common stock and currently do not expect to pay dividends in the future. In addition, our credit agreement with Wells Fargo Retail Finance contains financial and operational covenants that, among other things, limit our ability to pay dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

ITEM 6.   SELECTED FINANCIAL DATA
-------   -----------------------

     The selected financial data presented below as of and for our fiscal year ended June 1, 1996 ("Fiscal 1996"), the 33-Week Transition Period ended February 1, 1997 ("Transition Period"), the fiscal year ended January 31, 1998 ("Fiscal 1997"), Fiscal 1998, Fiscal 1999 and Fiscal 2000 have been derived from financial statements which, except for Fiscal 1996, the Transition Period and Fiscal 1997, are contained elsewhere in this Annual Report on Form 10-K. The selected financial data set forth below are qualified in their entirety by, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements, the notes thereto and other financial information included elsewhere in this Annual Report on Form 10-K. Fiscal 1999 is presented on a consolidated basis with RightStart.com.


                                                          Fiscal Year(2)                         33-Week       Fiscal
                                        -----------------------------------------------------  Transition       Year
                                           2000          1999          1998          1997        Period         1996
                                        ----------    ----------    ----------    ----------   ----------     ----------
(Dollars in thousands except share data)
Earnings Data
   Revenues:
      Net sales                         $   44,201    $   49,844    $   37,593    $   38,521   $   27,211     $   40,368
      Sales to RightStart.com                9,408
      Other revenues                                                                                                 877
                                        ----------    ----------    ----------    ----------   ----------     ----------
          Total                             53,609        49,844        37,593        38,521       27,211         41,245

      Net loss                              (7,704)      (10,842)       (5,680)       (9,241)      (5,378)        (3,899)
      Basic and diluted loss                $(1.46)       $(2.14)       $(1.13)       $(2.01)      $(1.34)        $(1.19)
         per share
Share Data (1)
   Weighted average shares
      outstanding                        5,597,809     5,355,756     5,051,820     4,594,086    4,003,095      3,268,407

                                                           Fiscal Year                          33-Week        Fiscal
                                        ----------------------------------------------------   Transition       Year
                                           2000          1999          1998          1997        Period         1996
                                        ----------    ----------    ----------    ----------   ----------     ----------
(Dollars in thousands)

Balance Sheet Data
   Current assets                       $   11,750    $   17,424    $    8,300    $    8,908   $   11,704     $    8,353
   Total assets                             22,234        30,727        17,671        18,462       22,982         17,475
   Current liabilities                       5,637        12,943         6,572         4,796        8,457          4,649
   Long-term debt                            7,945         3,000                       8,734        5,643
   Series A Preferred stock                  2,439         2,088         1,789
   Shareholders' equity                      4,724         7,921         7,861         3,307        7,172         11,902

  (1) All share data has been restated to give effect to our one-for-two reverse stock split, which was effective December 15, 1998.
  (2) Fiscal 2000 is comprised of 53 weeks, other fiscal periods presented, with the exception of the 33 week transition period, are comprised of 52 weeks.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------   ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

Overview
--------

     The Right Start, Inc. operates 63 retail stores in 16 states throughout the United States as of April 20, 2001 and operated 61 retail stores as of the end of Fiscal 2000. The stores' product mix includes a wide variety of items to meet the needs of infants, small children and their care givers, all presented within a store designed to provide a safe, baby-friendly environment for the shopping ease of parents.

     The following table sets forth the statement of operations data for the periods indicated for retail store operations, excluding operating data for RightStart.com (which includes catalog operations), which data is unaudited for all such periods other than Fiscal 2000:

                                                           Fiscal 2000               Fiscal 1999                  Fiscal 1998
                                                     ---------------------      ---------------------       ---------------------
Retail Net Sales                                     $44,201,000   100.00%      $38,043,000   100.00%       $31,875,000   100.00%
Cost of goods sold                                    21,952,000    49.66%       18,878,000    49.62%        16,396,000    51.44%
                                                     ---------------------      -------------------------------------------------
   Gross Profit                                       22,249,000    50.34%       19,165,000    50.38%        15,479,000    48.56%
Operating expense                                     17,121,000    38.73%       14,418,000    37.90%        12,880,000    40.41%
Marketing and advertising costs                        1,000,000     2.26%          830,000     2.18%           387,000     1.21%
General and administrative expenses                    4,017,000     9.09%        3,310,000     8.70%         2,899,000     9.09%
Non-cash compensation expense                             93,000     0.21%        1,794,000     4.72%                 -     0.00%
Depreciation and amortization expense                  2,184,000     4.94%        1,672,000     4.40%         1,470,000     4.61%
Store closing (income) expense                           401,000     0.91%          151,000     0.40%          (113,000)   -0.35%
Pre-opening costs                                        456,000     1.03%          323,000     0.85%           209,000     0.66%
                                                     -----------   -------      -----------   -------       -----------   -------
    Operating loss                                    (3,023,000)                (3,333,000)                 (2,253,000)
                                                     -----------                -----------                 -----------
Non-cash beneficial conversion feature                         -     0.00%                -     0.00%         3,850,000    12.08%
Loss on investment in RightStart.com Inc.              3,406,000     7.71%                -     0.00%                 -     0.00%
Interest expense                                       1,197,000     2.71%          465,000     1.22%           640,000     2.01%
                                                     ---------------------      -------------------------------------------------
   Loss before income taxes and extraordinary         (7,626,000)  -17.25%       (3,798,000)   -9.98%        (6,743,000)  -21.15%
    items
Extraordinary gain on debt restructure, net                    -     0.00%                -     0.00%         1,211,000     3.80%
Tax provision                                             78,000     0.18%           68,000     0.18%            22,000     0.07%
                                                     ---------------------      ---------------------       ---------------------
   Net loss                                          $(7,704,000)  -17.43%      $(3,866,000)  -10.16%       $(5,554,000)  -17.42%
                                                     ===========                ===========                 ===========

Fiscal 2000 Compared With Fiscal 1999
-------------------------------------

     Net Sales. Retail net sales consist of gross product sales to customers net of returns. Retail net sales increased by $6.2 million, or 16.2%, from $38.0 million in Fiscal 1999 to $44.2 million in Fiscal 2000. The net sales growth reflects the addition of 11 new store locations offset by the impact of two store closures. Fiscal 2000 was a 53 week year while Fiscal 1999 consisted of 52 weeks. Same store sales for Fiscal 2000 increased 0.9% after adding the first week of Fiscal 2000 to Fiscal 1999 sales in order to adjust for the additional week that Fiscal 2000 would otherwise have over Fiscal 1999.

     Cost of goods sold. Cost of goods sold consists primarily of the cost of products sold, inbound freight costs and inventory shrinkage costs. Retail gross margin remained relatively unchanged from 50.4% in Fiscal 1999 to 50.3% in Fiscal 2000.

     Operating expense. Retail operating expense consists of store operational expenses, retail personnel costs, and costs related to the distribution and warehousing of our retail merchandise. Retail operating expense was $17.1 million in Fiscal 2000 as compared to $14.4 million in Fiscal 1999. The $2.7 million or 18.8% increase primarily reflects the addition of 11 new store locations offset by a reduction in average per store payroll and occupancy costs. Retail operating expense as a percentage of retail net sales increased from 37.9% in Fiscal 1999 to 38.7% in Fiscal 2000. The addition of 11 new stores in Fiscal 2000 had the anticipated effect of initially increasing operating expenses at a rate greater than net sales.

     Marketing and advertising expense. Retail marketing and advertising expense generally consists of print advertising in national and regional publications, as well as promotional mailings to our customers. Marketing and advertising expense increased from $0.8 million in Fiscal 1999 to $1.0 million in Fiscal 2000. This growth reflects our increased utilization of promotional mailings to our customer database, as well as expenses incurred to increase brand awareness in our regional markets.

     General and administrative expense. General and administrative expense consists primarily of the costs related to management, financial, merchandising, inventory management, professional service fees and other administrative support. General and administrative expense increased 21.4% to $4.0 million for Fiscal 2000 compared to $3.3 million for Fiscal 1999. The increase is due primarily to an increase in staffing and related costs. As a percentage of sales, this expense line increased by 0.4% over prior year. General and administrative expense includes net credits in the amount of $405,000 and $407,000 for the current and prior fiscal year, respectively. These credits are the result of net billings for services provided to RightStart.com under a management services agreement between us.

     Non-cash compensation expense. During the second quarter of 1999, we recorded $1.8 million of non-cash compensation expense associated with the vesting of performance options that had been granted to our executive officers. This expense resulted from the increase in the price of our common stock from the date of grant of the options to the date on which vesting occurred. The $93,000 reported for Fiscal 2000 is made up of $57,000 related to options held by RightStart.com employees after deconsolidation and $36,000 of deferred compensation amortization related to non-employee director grants in Fiscal 1999.

     Depreciation and amortization. Depreciation and amortization expense increased $0.5 million or 30.6% from $1.7 million in Fiscal 1999 to $2.2 million in Fiscal 2000. The increase was due to the additional assets placed in service related to new store openings.

     Store closing expense. Store closing expense consists primarily of the write-off of non-recoverable assets and costs incurred in closing store locations. In Fiscal 2000, $401,000 in expense was recorded in relation to the closing of two stores. Store closing expense in Fiscal 1999 of $151,000 is related to one store closure in that year.

     Pre-opening costs. Pre-opening costs consist primarily of non-recurring marketing, advertising, and other expenses related to the opening of new store locations. Pre-opening costs increased $0.2 million from $0.3 million in Fiscal 1999 to $0.5 million in Fiscal 2000. The increase was due to 11 new stores opened during Fiscal 2000 and carryover costs related to five stores opened at the end of the Fiscal 1999 versus pre-opening costs recognized for eight of the new stores opened during Fiscal 1999.

     Loss on investment. As of October 10, 2000, we deconsolidated with RightStart.com and as a result recorded losses for Fiscal 2000 up to the level of our investment in RightStart.com of $2.7 million and recorded an allowance for the potential uncollectability of $0.4 million in connection with amounts owed to us by RightStart.com under the Management Services Agreement and an additional $0.3 million reserve for other costs and expenses associated with the investment.

     Interest expense. Interest expense, net increased to $1.2 million in Fiscal 2000 from $0.5 million in Fiscal 1999. The $0.7 million increase reflects an increase of $0.3 million due to increased borrowings and increased interest rates and $0.4 million due to loan fee amortization related to our former credit facility.

     Tax provision. Provision for income taxes is related to state income taxes. No federal or state income tax provision benefit was recorded for Fiscal 2000 or Fiscal 1999 due to the uncertainty of realizing any tax benefits in future years. As of February 3, 2001, we had net operating loss carryforwards for federal tax purposes of $28.7 million and for state tax purposes of $11.7 million. These carryforwards expire in 2021 for federal tax purposes and in 2006 for state tax purposes, if not previously utilized.

Fiscal 1999 Compared With Fiscal 1998
-------------------------------------

     Retail Store Operations Comparison of Fiscal 1999 and Fiscal 1998
     -----------------------------------------------------------------

     Net Sales. Net sales consist of gross product sales to customers net of returns. Net sales increased by $6.2 million, or 19.4%, from $31.9 million in Fiscal 1998 to $38.0 million in Fiscal 1999. The net sales growth reflects the impact of same store sales increases of 10.1% and the opening of thirteen new street location stores, offset by the impact of one store closure.

      Cost of goods sold. Cost of goods sold consists primarily of the cost of products sold, inbound freight costs and inventory shrinkage costs. Gross margin increased from 48.6% in Fiscal 1998 to 50.4% in Fiscal 1999 as a result of changes in the product mix to include significantly more developmental toys, books, videos and other media that have higher gross margins.

      Operating expense. Operating expense consists of store operational expenses, personnel costs, and costs related to the distribution and warehousing of our retail merchandise. Operating expense was $14.4 million in Fiscal 1999 as compared to $12.9 million in Fiscal 1998. The $1.5 million or 11.9% increase primarily reflects the addition of thirteen new store locations offset by a reduction in per store payroll and occupancy costs.

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

      General and administrative expense. General and administrative expense consists primarily of the costs related to management, financial, merchandising, inventory, professional service fees and other administrative support attributable to retail store operations. General and administrative expense increased 14.2% to $3.3 million for Fiscal 1999 compared to $2.9 million for Fiscal 1998. General and administrative expense includes a net credit in the amount of $407,000 for Fiscal 1999. This credit is the result of net billings for services provided to RightStart.com under a management services agreement
between us.    The credit does not appear in our financial statements for Fiscal
1999 because RightStart.com's financial results were consolidated with ours during that fiscal year.

     Non-cash compensation expense. During the second quarter of Fiscal 1999, we recorded $1.8 million of non-cash compensation expense associated with the vesting of performance options that had been granted to our executive officers. This expense results from the increase in the price of our common stock from the date of grant of the options to the date on which vesting occurred.

     Depreciation and amortization. Depreciation and amortization expense increased $0.2 million or 13.7% from $1.5 million in Fiscal 1998 to $1.7 million in Fiscal 1999. The increase was due to the additional assets placed in service related to new store openings.

     Store closing (income) expense. Store closing expense in Fiscal 1999, represents the net book value of assets written off related to the stores closed during the second quarter of Fiscal 1999. Store closing income in Fiscal 1998 represents the net amount recognized from the sale of leaseholds on closed stores, offset by store closing costs.

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

     Interest expense. Interest expense, net decreased to $0.5 million in Fiscal 1999 from $0.6 million in Fiscal 1998. The decrease reflects a reduction in our outstanding borrowings. In Fiscal 1998, we recorded a non-cash charge of $3.85 million related to the amortization of the discount associated with the $3.85 million of non-interest bearing senior subordinated notes issued during the first quarter of Fiscal 1998. The senior subordinated notes were exchanged for preferred stock in December 1998. See "Liquidity and Capital Resources - Recapitalization."

     Tax provision. Provision for income taxes is related to state income taxes. No federal or state income tax provision benefit was recorded for Fiscal 1999 or Fiscal 1998 due to the uncertainty surrounding realizing any tax benefits in future years. As of January 29, 2000, we had net operating loss carryforwards for federal tax purposes of $23.7 million and for state tax purposes of $9.4 million. These carryforwards expire in 2020 for federal tax purposes and in 2005 for state tax purposes, if not previously utilized.


    RightStart.com Operations Including Catalog Operations Comparing Fiscal
    -----------------------------------------------------------------------
                             1999 and Fiscal 1998
                             --------------------

     RightStart.com is an affiliate that uses our brand online and in its catalog business. As part of its formation we contributed assets comprising our catalog and online operations. On October 10, 2000, RightStart.com sold common stock which, together with associated corporate actions, resulted in RightStart.com being accounted for under the equity method of accounting and no longer consolidated with us. As a result RightStart.com's financial information was consolidated with ours for Fiscal 1999 but not during Fiscal 2000.

     RightStart.com's online stores were launched on June 29, 1999. As a result, Fiscal 1999 is comprised of 52 weeks of catalog operations from January 31, 1999 through January 29, 2000 and 31 weeks of online store operations from June 29, 1999 through January 29, 2000. Fiscal 1998 is comprised of 52 weeks of catalog operations and no online store operations.

     The following table sets forth the unaudited statement of operations data for the periods indicated for RightStart.com for the periods prior to Fiscal 2000:


                                                          Fiscal 1999           Fiscal 1998
                                                          -----------           -----------
Catalog sales                                             $ 3,645,000    30.9%   $4,736,000    82.8%
Online store sales, net                                     7,391,000    62.6%            -       -
Shipping and handling revenues                                766,000     6.5%      982,000    17.2%
                                                          -----------   -----    ----------   -----
    Net revenues                                           11,802,000   100.0%    5,718,000   100.0%
Cost of goods sold                                          6,401,000    54.2%    2,180,000    38.1%
Cost of shipping and handling                               2,678,000    22.7%      969,000    16.9%
                                                          -----------   -----    ----------   -----
   Gross profit                                             2,723,000    23.1%    2,569,000    44.9%
Operating expense                                           4,040,000    34.2%    2,239,000    39.2%
Marketing and advertising expense                           6,403,000    54.3%            -       -
General and administrative expense                          1,996,000    16.9%      438,000     7.7%
Non-cash compensation expense                                 220,000     1.9%            -       -
Depreciation expense                                          278,000     2.4%       18,000     0.3%
Interest income                                              (238,000)   -2.0%            -       -
                                                          -----------   -----    ----------   -----
   Loss before income taxes and minority interest          (9,976,000)  -84.5%     (126,000)   -2.2%
Tax provision                                                       -       -             -       -
Minority interest in consolidated subsidiary loss           3,000,000    25.4%            -       -
                                                          -----------   -----    ----------   -----
Net loss                                                  $(6,976,000)  -59.1%   $ (126,000)   -2.2%
                                                          ===========            ==========


     Sales.  Sales consist of product sales to customers and are net of product
returns and promotional discounts.     Net revenues increased by $6.1 million,
or 106.4%, to $11.8 million in Fiscal 1999 from $5.7 million in Fiscal 1998. This growth in net sales was attributable to the launch of the online stores on June 29, 1999, partially offset by a decline in catalog sales. Online store net sales were $7.4 million in Fiscal 1999, compared to no sales in Fiscal 1998. Fiscal 1999 online store net sales are net of promotional discounts of $1.6 million. Catalog net sales decreased $1.1 million, or 23.0%, to $3.6 million in Fiscal 1999 from $4.7 million in Fiscal 1998. The majority of the decline in catalog net sales was attributable to a planned reduction in catalog circulation and a shift of a portion of the direct-mail business from catalog to the online store operations. Shipping and handling charges decreased by $0.2 million, in line with the decrease in catalog sales. This revenue declined as a percentage of net sales due to the substantial number of online sales that enjoyed free shipping.

     Cost of goods sold. Cost of goods sold consists primarily of the cost of products sold, inbound freight costs and inventory shrinkage costs. Gross profit as a percentage of net sales, or gross margin, decreased to 45.8% in Fiscal 1999 from 61.9% in Fiscal 1998. Gross margin on catalog net sales increased to 56.4% in Fiscal 1999 from 54.0% in Fiscal 1998, due to a more favorable product mix. Gross margin on online store net sales was 34.7% in Fiscal 1999. Gross margin on online store net sales was lower than gross margin on catalog net sales in Fiscal 1999 due to the introductory promotional discounting offered to customers during the initial start-up of the online store operations as well as a different mix of products offered in the online store.

     Cost of shipping and handling. Cost of shipping and handling represents the fulfillment expenses related to catalog and online sales. This expense increased by $1.7 million due to the launch of the online store operations.
This expense increased as a percentage of sales due to the substantial number of online sales that were fulfilled under a free shipping promotion.

     Operating expenses. Operating expenses consist primarily of credit card processing fees and expenses related to catalog production and distribution, product distribution and customer service, as well as related personnel costs. Operating expenses increased by $1.8 million, or 80.4%, to $4.0 million in Fiscal 1999 from $2.2 million in Fiscal 1998. As a percentage of net sales, operating expenses decreased to 34.2% in Fiscal 1999 from 39.2% in Fiscal 1998. Operating expenses related to the catalog decreased by $0.2 million, or 8.0%, to $2.0 million in Fiscal 1999 from $2.2 million in Fiscal 1998. As a percentage of net catalog sales, operating expenses related to the catalog increased to 56.2% in Fiscal 1999 from 47.0% in Fiscal 1998. This increase as a percent to sales was due to lower sales. Operating expenses related to the online store were $2.0 million in Fiscal 1999.

     Marketing and advertising expense. Marketing and advertising expense consists of radio, television, magazines, newspaper, direct mail, e-mail and on-line solicitations, including all production and distribution, incurred in connection with solely promoting our online store which amounted to $6.4 million or 86.6% of online net store sales in Fiscal 1999. There was no comparable activity in the prior year.

     General and administration expenses. General and administration expenses consist primarily of the costs related to website hosting and maintenance, management and support personnel, fees paid by RightStart.com to us for accounting, payroll, and administrative support services under a management services agreement, professional service fees and office lease expenses. General and administration expenses increased $1.6 million, or 355.7%, to $2.0 million in Fiscal 1999 from $0.4 million in Fiscal 1998. As a percentage of net sales, general and administrative expenses increased to 16.9% in Fiscal 1999 from 7.7% in Fiscal 1998. Fiscal 1999 general and administrative included direct fees paid to The Right Start, Inc. of $0.4 million.

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

     Tax provision. Tax provision has been computed as if RightStart.com had operated as a separate entity for all periods presented. As a result of net losses, no benefit for income taxes was recorded for Fiscal 1999 or Fiscal 1998. As of January 29, 2000, RightStart.com had net operating loss carryforwards for federal tax purposes of $9.7 million and for state tax purposes of $4.8 million. These carryforwards expire in 2020 for federal tax purposes and in 2005 for state tax purposes, if not previously utilized. A tax benefit has not been recorded for any period presented due to uncertainties surrounding the timing of realizing any benefits in future years.

     Minority interest in consolidated subsidiary. Minority interest represents minority stockholders' share of RightStart.com losses while it was our subsidiary. The allocation of the loss to the minority interest in the amount of $3,000,000 in Fiscal 1999 was due to the conversion of preferred stock into common stock of RightStart.com. The allocation of the loss was on a proportional basis from the date of conversion.

Liquidity and Capital Resources
--------------------------------


General
-------

     We entered into a Loan and Security Agreement with Wells Fargo Retail Finance (the "Bank") as of January 23, 2001 (the "New Credit Facility"). A portion of the proceeds was used to retire amounts due under our former credit facility, which was scheduled to terminate in February 2001, and the remaining portion is available for general corporate purposes in accordance with our operating budget that has been approved by the Bank (the "Budget"). The New Credit Facility consists of a standard revolving line of up to $7,000,000 under which borrowings bear interest at a rate of 0.75% over a base rate announced by Wells Fargo Bank from time to time and a special line of up to $3,000,000 under which borrowings bear interest at a rate of 1.5% over the base rate. As of April 20, 2001, the Wells Fargo Bank base rate was 7.50%. Up to $2,000,000 of borrowings under the special line can also be converted at our option to a term loan with a 5-year amortization. The New Credit Facility is secured by substantially all of our assets. Availability under the standard revolving line is limited to 87.5% of net retail liquidation value of our inventory or between 70% and 74% (varying over the course of the year) of the cost value of the our inventory, whichever is less. Availability under the special line is limited to 12.5% of net retail liquidation value of our inventory or, together with amounts available under the standard revolving line, between 80% and 84% (varying over the course of the year) of the cost value of our inventory, whichever is less. We are required to maintain average availability under the New Credit Facility of at least 85% of amounts in the Budget (calculated on a rolling two-month average basis). As of April 7, 2001, the date of our latest measuring period, our average availability is approximately 94.0% of Budget amounts. As of April 7, 2001, we had approximately $4,978,000 outstanding under the New Credit Facility and aggregate availability of approximately $2,967,000. The New Credit Facility matures on January 23, 2006.

     In September and October 2000, we sold a total of $3.0 million in aggregate principal amount of our Senior Subordinated Convertible Pay-in-Kind Notes due 2005 (the "Convertible Notes") to affiliates. The Convertible Notes bear interest at the rate of 8% per annum and are convertible into common stock at a price of $2.375 per share of common stock. Interest on the Convertible Notes is due and payable semi-annually in cash or in kind, at our election, on December 1 and June 1 of each year and compounded semi-annually. The Convertible Notes are secured by a subordinated lien on substantially all of our assets. The Convertible Notes rank pari passu with all our other subordinated debt and holders have registration rights with respect to our common stock issuable upon conversion.

     In October 2000, we sold 44,900 shares of our Series D Convertible Pay-in-Kind Preferred Stock (the "Series D Convertible Preferred Stock") for $4.5 million, a portion of which was purchased by affiliates. The Series D Convertible Preferred Stock pays dividends at a rate of 8% per annum, has a liquidation preference of $100 per share and is convertible into common stock at the rate of $2.00 per share. We can cause the Series D Convertible Preferred Stock to convert after October 6, 2001, if our common stock has traded at a price greater than $3.00 per share for twenty consecutive trading days. In connection with the issuance of the Series D

Convertible Preferred Stock, we issued 449,000 warrants to purchase one share of common stock at an exercise price of $2.00 per share of common stock. The fair value of the warrants was estimated at $439,000 in the aggregate using the Black-Scholes option-pricing model and has been recorded as a reduction to the carrying amount of the Series D Convertible Preferred Stock and a credit to paid-in capital. Holders of the Series D Convertible Preferred Stock have registration rights with respect to the common stock issuable upon conversion of Series D Convertible Preferred Stock and exercise of the warrants.

     Each of the Convertible Notes and the Series D Convertible Preferred Stock has a pay-in-kind feature that permits us to pay dividends and interest, as the case may be, in additional securities. We paid the first dividends and interest, due on December 1, 2000, in cash and may elect to do so in the future as well.

     In Fiscal 2000, we used $4.8 million in cash in our operating activities compared to $9.3 million in Fiscal 1999 (which included $4.9 million used in operations at RightStart.com). In the current year, investing activity includes the loss on investment in RightStart.com of $3.4 million and $2.8 million for fixed asset additions compared to $3.6 million for fixed asset additions for the prior year. The primary source of funds for the current period were borrowings under our former credit facility, the sale of Series D Convertible Preferred Stock and the issuance of the Convertible Notes. The net proceeds of $7.5 million from the sale of the Convertible Notes and the Series D Convertible Preferred Stock were used to reduce amounts outstanding on our former Credit Facility.

     We have a deferred tax asset of $11.9 million, which is reserved against by a valuation allowance of $10.5 million, for a net deferred tax asset of $1.4 million. Management expects that we will generate $4.0 million of taxable income within the next 15 years to utilize a minimum of $1.4 million of the net deferred tax asset. The taxable income will be generated through a combination of improved operating results and tax planning strategies. Rather than lose the tax benefit, we could implement certain tax planning strategies including the sale of certain of our operating assets, including certain mall locations, the proceeds of which sales we would expect to use for additional street stores. Based on the expected operating improvements combined with tax planning strategies in place, management believes that adequate taxable income will be generated over the next 15 years in which to utilize the tax benefit.

     Since Fiscal 1997, our retail store operating strategy has focused on opening and operating new retail stores at street locations, while closing less profitable retail stores at mall locations. We closed nine mall stores and opened eight street-location stores in Fiscal 1998. In Fiscal 1999, we opened thirteen street-store locations and closed one mall store. In Fiscal 2000, we closed two mall stores and opened 11 street-store locations. We will make capital expenditures during the upcoming fiscal year primarily in order to continue our plan of opening street-location stores. We plan to expend approximately $125,000 on fixed assets, $25,000 on pre-opening expenses and $50,000, net of payables, on inventory for each new store we open. Our ability to fund our operations, open new stores and maintain compliance with our Credit Facility is dependent on our ability to generate sufficient cash flow from operations and secure other financing such as capital leases. We reported operating losses related to retail store operations for Fiscal 2000 of $3.0 million, for Fiscal 1999 of $3.3 million and for Fiscal 1998 of $2.25 million. During an economic downturn we expect to see reduced sales at our existing stores with our mall stores experiencing the largest impact. As a result, the rate at which we can execute our growth plan will depend on the extent to which we can improve operating results in the existing retail environment and bring our new stores up to expected sales rates. We continually look for ways to increase inventory turnover, obtain better payment terms from suppliers and otherwise improve our operations that are aimed at accomplishing these goals. We also continually consider our financing alternatives and monitor the success of our efforts to improve operating results in determining the rate at which we execute our growth strategy.

  We believe that cash flow from operations and borrowings under the Credit Facility will provide sufficient liquidity to fund operations for at least the next twelve months. If, however, we were to pursue our growth strategy too aggressively, experience a significant decrease in cash flow from operations or be unable to obtain expected capital lease financings, we may be required to obtain additional financing.

Recapitalization
----------------

     In April 1998, we completed a private placement of non-interest bearing senior subordinated notes in an aggregate principal amount of $3,850,000, together with detachable warrants to purchase an aggregate of 1,925,000 shares of common stock exercisable at $2.00 per share. These new securities were issued for an aggregate purchase price of $3,850,000 and were purchased principally by our affiliates. In connection with the sale of these new securities, we entered into a recapitalization agreement with all of the holders of our existing subordinated debt securities, representing an aggregate principal amount of $6,000,000. Pursuant to the recapitalization agreement, each holder (of new and existing securities) agreed to exchange all of its subordinated debt securities, together with any warrants issued in connection therewith, for newly issued shares of preferred stock. Ten shares of newly issued preferred stock were issued for each $1,000 principal amount of subordinated debt securities exchanged. The total number of shares originally issued were 30,000, 30,000 and 38,500 for Preferred Stock Series A, B and C, respectively. Holders of $3,000,000 principal amount of existing subordinated debt securities elected to receive Series A Preferred Stock which has no fixed dividend rights, is not convertible into common stock, is mandatorily redeemable by us on May 31, 2002, and will not accrue dividends unless we are unable to redeem the Series A Preferred Stock at the required redemption date, at which point dividends would begin to accumulate and accrue at a rate of $15 per share per annum. Holders of $3,000,000 principal amount of existing subordinated debt securities elected to receive Series B convertible preferred stock which has no fixed dividend rights and is convertible into common stock at a price per share of $3.00. Holders of the $3,850,000 principal amount of the new securities exchanged such securities (and the warrants issued in connection therewith) for Series C convertible preferred stock, which has no fixed dividend rights and is convertible into common stock at a price of $2.00 per share. The issuance of the shares of preferred stock occurred upon exchange of the subordinated debt securities in December 1998.


Impact of Inflation
-------------------

     The impact of inflation on results of operations has not been significant during our last three fiscal years.


Other Matters
-------------


New Accounting Requirements
---------------------------

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective beginning in the first quarter of 2000. FAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires companies to recognize all derivatives as either assets or liabilities on the balance sheet and measure
those instruments at fair value.   FAS No. 133 was amended by Standard FAS No.
137 which defers the effective date of the FAS No. 133 to all fiscal quarters of fiscal years beginning after June 15, 2000. FAS No. 133 is effective for our first fiscal quarter in the year 2001 and will not have a material effect on our financial position.

In April 2001, the Emerging Issues Task Force (EITF) of the FASB reached a consensus on issue No. 00-14, "Accounting for Certain Sales Incentives," which requires the cost of certain sales incentives, such as coupons, to be classified as a reduction of revenue. The Company's policy with respect to coupons complies with EITF No. 00-14 and, therefore, does not anticipate any impact on its financial statements.


Unaudited Quarterly Data
------------------------




                                                          Quarter Ended                                      Year Ended
                          ----------------------------------------------------------------------------   -------------------
 (Dollars in thousands)    April 29, 2000     July 29, 2000     October 28, 2000     February 3, 2001     February 3, 2001
                          -----------------  ----------------  -------------------  -------------------  -------------------
Net revenues                       $13,193           $12,948               $11,862             $15,606              $53,609
Gross profit                         5,268             5,337                 4,918               6,726               22,249
Pre-tax income (loss)               (4,668)           (3,580)                1,026                (404)              (7,626)
Earnings (loss) per                $ (0.86)          $ (0.66)              $  0.16             $ (0.11)             $ (1.46)
 share





                                                         Quarter Ended                                      Year Ended
                          -----------------------------------------------------------------------------   -------------------
  (Dollars in thousands)     May 1, 1999       July 31, 1999     October 30, 1999     January 29, 2000      January 29,2000
                          -----------------  ----------------  --------------------  -------------------  -------------------
Net revenues                       $11,072           $10,720               $11,661             $16,391             $ 49,844
Gross profit                         5,648             5,250                 4,867               6,130               21,895
Pre-tax income (loss)                   20            (2,727)               (3,954)             (4,113)             (10,774)
Earnings (loss) per                $ (0.01)          $ (0.56)              $ (0.87)            $ (0.78)            $  (2.14)
 share

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------  ----------------------------------------------------------

     In the ordinary course of operations, we face no significant market risk. Our purchase of imported products subjects us to a minimal amount of foreign currency risk. Foreign currency risk is that risk associated with recurring transactions with foreign companies, such as purchases of goods from foreign vendors. If the strength of foreign currencies increases compared to the United States dollar, the price of imported products could increase. We have no commitments, however, for future purchases with foreign vendors and, additionally, we have the ability to source products domestically in the event of import price increases.

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" above for a discussion of our secured debt obligation which has interest rates that are linked to the prime rate. For every $1 million in debt outstanding under our variable rate secured debt obligations, an increase of 0.25% in our interest would cost us an additional $25,000 per year. We have not entered into any derivative financial instruments to manage interest rate risk, currency risk or for speculative purposes and we are currently not evaluating the future use of these instruments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------  -------------------------------------------

  Our financial statements and supplementary data are as set forth in Item 14(a) hereof.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------   ---------------------------------------------------------------
          FINANCIAL DISCLOSURE
          --------------------

     We have not had any disagreements with our accountants on our accounting and financial disclosure. As previously disclosed, we selected Arthur Andersen llp to be our independent public accountants beginning in Fiscal 1999, which selection was approved by our stockholders at our annual meeting held September 9, 1999.


                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------  --------------------------------------------------


Directors
---------


                                  Director
Name                         Age   Since    Business Experience
----                         ---  --------  -------------------
Andrew Feshbach               40   1995     Mr. Feshbach is a Vice President of Fortune Financial, Chief Executive Officer of Big
                                            Dog Holdings, Inc. and an Executive Vice President of Fortune Fashions. Previously, Mr.
                                            Feshbach was a partner in Maiden Lane, a merchant bank, and a Vice President in the
                                            Mergers and Acquisitions Group of Bear Stearns & Co. Inc.

Robert R. Hollman             57   1995     Mr. Hollman is President of Hollman Property Company and was President and Chief
                                            Executive Officer of Topa Management Company from 1971 to 1999.

Fred Kayne                    63   1995     Mr. Kayne is President and Chairman of Fortune Financial, where he is responsible for directing all of its investment activities.  Mr. Kayne is also President of Fortune
                                            Fashions and Chairman of Big Dog Sportswear.  Mr. Kayne was a partner of Bear, Stearns
                                            & Co. Inc. until its initial public offering in 1985, after which time he was a
                                            Managing Director and a member of the Board of Directors of Bear, Stearns & Co. Inc.
                                            until he resigned in 1986. Fred Kayne and Richard A. Kayne are brothers.

Richard A. Kayne              56   1995     Mr. Kayne currently serves as President and Chief Executive Officer and a Director of
                                            Kayne Anderson Investment Management, Inc., and its broker dealer affiliate, K.A.
                                            Associates, Inc. Mr. Kayne has been with Kayne Anderson Investment Management, Inc.
                                            since 1984 when it was founded by Mr. Kayne and John E. Anderson.  He is also Director of Glacier Water Services, Inc.  Richard A. Kayne and Fred Kayne are brothers.

Jerry R. Welch                50   1995     See "Business Experience of Executive Officers" below.

Jill Higgins                  45   2001     Ms. Higgins was appointed to fill a vacancy on the Board of Directors in April 2001.
                                            Ms. Higgins is President and Chief Executive Officer of O.S. II, Inc., as well as a general partner of Lakeside Enterprises and a private investor.

Howard M. Zelikow             67   1995     Mr. Zelikow has been a Managing Director of Kayne Anderson Investment Management, Inc.
                                            since 1988. Mr. Zelikow was a director of Financial Security Assurance Holdings Ltd.
                                            from 1996 until 2000 and served as a director of Queensway Financial Holdings Limited from 1993 until 2000. Mr. Zelikow was a director of Victoria Financial Corporation from
                                            1991 to 1995, a director of Capital Guaranty Corporation from 1994 to 1995, and a director of Nobel Insurance Limited from 1989 to 1993. Mr. Zelikow has been a director of The Navigators Group, Inc. since 1999.

     Our directors serve until their successors are elected and duly qualified at this year's Annual Meeting of Shareholders, which is expected to be held on or about June 29, 2001.

Executive Officers
------------------

  Our executive officers for Fiscal 2000 were as follows:


Name                        Age Position                       Executive Officer Since
-----                       --- --------                       -----------------------
Jerry R. Welch              50  Chairman of the Board,              1996
                                President and Chief
                                Executive Officer

Raymond P. Springer         50  Executive Vice President and        2000
                                Chief Financial Officer

Marilyn Platfoot            46  Executive Vice President, Retail    1996

Ronald J. Blumenthal        55  Senior Vice President, Real Estate  1994

Jon Kubo                    43  Senior Vice President and           2000
                                Chief Technology Officer

Kendrick F. Royer           37  Senior Vice President and           2000
                                General Counsel (*)

Gerald E. Mitchell          46  Executive Vice President,           1999
                                Merchandising (*)

____________

(*) Mr. Mitchell terminated his employment with us March 20, 2001; Mr. Royer terminated his employment with us on April 13, 2001.

  All officers serve at the discretion of the Board of Directors

Business Experience of Executive Officers
-----------------------------------------

     JERRY R. WELCH became our Chief Executive Officer in March 1996, assumed the position of President in September 1996 and has served as Chairman of the Board since August 1995. Mr. Welch has served as President and Chief Executive Officer of RightStart.com since April 1999. Mr. Welch also serves as an officer and a Managing Director of Kayne Anderson Investment Management, Inc. and has served in such capacity since January 1993. Mr. Welch held the positions of Chairman of the Board from April 1993 to September 1999 and Chief Executive Officer from August 1994 to September 1999 of Glacier Water Services, Inc., a retailer of vended water. Mr. Welch continues to serve as a member of the board of directors of Glacier Water Services, Inc. and has served in such capacity since April 1993.

     RAYMOND P. SPRINGER became our Executive Vice President and Chief Financial Officer in August 2000 and has served as Executive Vice President and Chief Financial Officer of RightStart.com since December 1999. From August 1999 to December 1999, Mr. Springer served as Senior Vice President and Chief Financial Officer of Payless Cashways Inc., a retailer of building materials and home improvement products. From April 1996 to June 1999, Mr. Springer was employed as Executive Vice President and Chief Financial Officer of Jumbo Sports, Inc., a sporting goods retailer. Jumbo Sports filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in December 1998. From 1987 to 1996, Mr. Springer was the Executive Vice President and Chief Financial Officer of Kash n' Karry Food Stores, Inc., a grocery store chain.

  MARILYN PLATFOOT became our Executive Vice President-Retail in August 1999. Prior to that, Ms. Platfoot served as our Senior Vice President-Retail Operations and Human Resources from May 1999 to August 1999 and Vice President-Retail Operations from April 1996 to April 1999. Ms. Platfoot previously served as Western Regional Manager for Brookstone Stores from 1992 to 1996.

  RONALD J. BLUMENTHAL became our Senior Vice President-Real Estate in September 1996 and served as Vice President-Retail Operations from December 1993 to September 1996. Prior to joining us, Mr. Blumenthal served as Vice President of Store Operations for Cost Plus Imports from 1990 until 1993.

  JON KUBO became our Senior Vice President and Chief Technology Officer in December 2000 and has served as Senior Vice President and Chief Technology Officer of RightStart.com since April of 2000. From July 1999 to April 2000, Mr. Kubo served as Chief Technology Officer of GoodHome.com, a home furnishings ecommerce retailer which Mr. Kubo co-founded. From July 1998 to June 1999, Mr. Kubo was Director of Home Design Content for Broderbund which was acquired by The Learning Company in August 1998. From February 1996 to July 1998, Mr. Kubo was General Manager of the Creative Images Technologies Division of Autodesk, Inc. which developed home remodeling/decorating CAD software products. From May 1993 to January 1996 Mr. Kubo was President of Creative Images Technologies, Inc., a company he co-founded to develop CAD software and provide content creation facilities for the residential and commercial interior design industry and which was sold to Autodesk, Inc.

  KENDRICK F. ROYER became our Senior Vice President and General Counsel in December 2000 and has served as Senior Vice President and General Counsel of
RightStart.com since December 1999.   From November 1995 to December 1999, Mr.
Royer was an associate at the law firm of Milbank, Tweed, Hadley & McCloy LLP in Los Angeles California, practicing general corporate, securities and mergers and acquisitions law. From November 1991 to September 1995, Mr. Royer was an associate at the law firm of O'Melveny & Myers LLP in Los Angeles, California. Mr. Royer terminated his employment with us on April 13, 2001.

  GERALD E. MITCHELL served as our Executive Vice President - Merchandising from December 2000 to March 2001 and as Executive Vice President - Merchandising of RightStart.com from August 1999 to March 2001. From April 1999 to August 1999, Mr. Mitchell served as our Senior Vice President, Merchandising and Marketing. From July 1996 to April 1999, Mr. Mitchell served as our Vice President, Merchandising for the Company. Mr. Mitchell terminated his employment with us in March 2001.

Compliance with Section 16(a) of the Securities Exchange Act of 1934
--------------------------------------------------------------------

  Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires our officers and directors and persons who beneficially own more than 10% of our common stock to file reports of ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission. Officers, directors and 10% stockholders are required by the Securities and Exchange Commission to furnish us with copies of all Forms 3, 4 and 5 as filed.

  Based solely on our review of the copies of such forms we have received, we believe that all of our officers, directors and greater than 10% beneficial owners complied with all the filing requirements applicable to them with respect to transactions during Fiscal 2000 except as follows: Mr. Fred Kayne made a late filing on Form 5 with respect to ten transactions including one that would have been filed on Form 3, Mr. Welch made a late filing on Form 5 with respect to four transactions, Mr. Hollman made a late filing on Form 5 with respect to nine transactions, Mr. Zelikow made a late filing on Form 5 with respect to eleven transactions, Mr. Feshbach made a late filing on Form 5 with respect to eleven transactions, Mr. Springer made a late filing on Form 3 and our former chief financial officer, Ms. Gina Engelhard made a late filing on Form 5 with respect to four transactions including one that would have been made on Form 4. These late filings relate primarily to director options granted in prior years for which neither we nor the reporting person was able to locate a filing of public record.

ITEM 11.  EXECUTIVE COMPENSATION
--------  ----------------------

Executive Compensation
----------------------

  The following table sets forth summary information concerning compensation paid or accrued by us for services rendered during the fiscal years ended January 29, 2000, January 30, 1999 and January 31, 1998 to our Chief Executive Officer and the four other executive officers who received compensation of at least $100,000 (collectively, the "Named Executive Officers").

                                           Summary Compensation Table
                                           --------------------------
                                Annual Compensation                       Long Term Compensation
                                -------------------                       ----------------------
                                                                         Securities
                               Fiscal                    Other Annual    Underlying      All Other
Name and Principal Position     Year   Salary   Bonus  Compensation (1)  Options (#)  Compensation (2)
------------------------------  ----  --------  -----  ----------------  -----------  ----------------
Jerry R. Welch (3)              2000  $ 75,000   $-0-           $  -0-          -0-              $-0-
Chairman of the Board,          1999    31,000    -0-              -0-          -0-               -0-
President and Chief             1998       -0-    -0-              -0-      211,669               -0-
Executive Officer

Raymond P. Springer (4)         2000   250,000    -0-            7,800       50,000               -0-
Executive Vice President and    1999    38,000    -0-            1,300          -0-               -0-
Chief Financial Officer         1998       -0-    -0-              -0-          -0-               -0-

Marilyn Platfoot                2000   176,000    -0-            7,800          -0-               325
Executive Vice President        1999   160,000    -0-            7,800          -0-               313
Retail                          1998   138,000    -0-            7,800       77,500                62

Ronald J. Blumenthal            2000   158,000    -0-            7,800          -0-               -0-
Senior Vice President           1999   148,000    -0-            7,800          -0-               -0-
Real Estate                     1998   135,000    -0-            7,800       62,500               -0-

Kendrick F. Royer (5)           2000   165,000    -0-            7,800       25,000               -0-
Senior Vice President and       1999    21,000    -0-            1,300          -0-               -0-
General Counsel                 1998       -0-    -0-              -0-          -0-               -0-


(1)  Amounts shown represent car allowances for the named executive officers.

(2) Amounts shown include our contributions under our Employee Stock Ownership Plan and our Employee Stock Purchase Plan, as applicable, for the listed executive officers.

(3) The amount shown represents amounts paid to Mr. Welch by RightStart.com during the period it was our subsidiary. RightStart.com paid Mr. Welch an additional $25,000 during Fiscal 2000 when it was no longer our subsidiary. Mr. Welch received no compensation for serving as our Chief Executive Officer or President during Fiscal 2000.

(4) Mr. Springer became our Executive Vice President and Chief Financial
Officer in August 2000. Beginning in July 2000, when our prior CFO terminated her employment with us, Mr. Springer provided executive services to us and we reimbursed RightStart.com for the value of such services. The salary shown includes amounts paid to Mr. Springer by RightStart.com while RightStart.com was our subsidiary and are not broken out to reflect the charges between us and RightStart.com for the value of Mr. Springer's services.

(5) Mr. Royer's salary prior to August 2000 was paid by RightStart.com and we reimbursed RightStart.com for the value of the executive services he provided to us. The salary shown includes amounts paid to Mr. Royer by RightStart.com while RightStart.com was our subsidiary and are not broken out to reflect the charges between us and RightStart.com for the value of Mr. Royer's services. Mr. Royer terminated his employment with us on April 13, 2001.

Directors' Fees
---------------

     All of our non-employee directors receive directors' fees of $3,000 per quarter. All of the members of the Board of Directors have elected, in lieu of such compensation, to receive options to purchase our common stock at the fair market value on the date the options are granted.

Option Grants in Fiscal 2000
----------------------------

     The following table provides certain information regarding stock options granted to the Named Executive Officers during Fiscal 2000.

                        Options Granted in Fiscal 2000
                        ------------------------------

                                Number of                                                      Potential Realizable
                                  Common          % of Total                                     Value  at Assumed
                                  Shares           Options                                      Annual Rates of Stock
                                Underlying        Granted to       Exercise                    Price Appreciation for
                                 Options         Employees in     Price (per    Expiration         Option Term (3)
Name                            Granted (1)       Fiscal 2000     share) (2)       Date           5%            10%
----------------------------------------------------------------------------------------------------------------------
Raymond P. Springer                 50,000               64%         $2.00       10/6/10       $162,889       $259,374
Kendrick F. Royer (4)               25,000               32%         $2.00       10/6/10       $ 81,445       $129,687

(1) We granted an aggregate of 78,000 shares during Fiscal 2000 under our 1991 Employee Stock Option Plan. The options granted become exercisable and fully vested at the rate of 34% on the first anniversary of the grant date and 33% on each successive anniversary.

(2) All options were granted at an exercise price equal to the fair market value of our common stock as of the grant date for such options.

(3) The potential realizable value is calculated assuming the exercise price on the date of grant appreciates at the indicated rate for the entire term of the option and that the option is exercised at the exercise price and sold on the last day of its term at the appreciated price. All options listed have a term of 10 years. Stock price appreciation of 5% and 10% is assumed pursuant to the rules of the Securities and Exchange Commission. There can be no assurance that the actual stock price will appreciate over the 10-year option term at the assumed rates or at all. Unless the market price of our common stock appreciates over the option term, no value will be realized from the option grants made to the Named Executive Officers.

(4)  Mr. Royer terminated his employment with us on April 13, 2001.

Aggregate Option Exercises in Fiscal 2000 and Option Values at Fiscal Year End
------------------------------------------------------------------------------

     The following table provides certain information regarding the exercise of stock options to purchase our stock held by the Named Executive Officers during Fiscal 2000 and the number of options and the value of our options held as of the end of such fiscal year.

                                                           Number of Securities  Underlying        Value of Unexercised In-The-
                              Shares                         Unexercised Options At Fiscal         Money Options At Fiscal Year
                             Acquired         Value                    Year End (#)                          End($)(1)
                                on           Realized                  ------------                          ---------
Name                        Exercise (#)      ($)(1)        Exercisable        Unexercisable      Exercisable        Unexercisable
----                        ------------      ------        -----------        -------------      -----------        -------------
Jerry R. Welch                      -0-           -0-            223,661                -0-            $52,917            $   -0-
Raymond P. Springer                 -0-           -0-                -0-             50,000                -0-             37,500
Marilyn Platfoot                    -0-           -0-             52,500             25,000              3,750                -0-
Ronald J. Blumenthal                -0-           -0-             47,500             15,000              6,250                -0-
Kendrick F. Royer (2)               -0-           -0-                -0-             25,000                -0-             18,750

__________

(1)  On February 2, 2001 (the last day our common stock was traded in Fiscal
     2000), the closing sale price of our common stock on the Nasdaq National Market System was $2.75 per share.

(2)  Mr. Royer terminated his employment with us on April 13, 2001.


Employment Agreements
---------------------

     No employment agreements are currently in effect between us and any of our officers or other employees.

Stock Compensation Programs
---------------------------

     We have two stock option plans, an employee stock ownership plan and an employee stock purchase plan.

     1991 Employee Stock Option Plan.

     We adopted the 1991 Employee Stock Option Plan (the "1991 Stock Option Plan") in October 1991 in order to provide a means of encouraging certain of our officers and employees to obtain a proprietary interest in the enterprise and thereby create an additional incentive for such persons to further our growth and development. The 1991 Stock Option Plan, as amended through the date of the Annual Meeting, covers an aggregate of 1,050,000 shares of our common stock. Options outstanding under this plan have terms ranging from three to ten years (depending on the terms of the individual grant). The information regarding the 1991 Stock Option Plan provided herein is qualified in its entirety by the full text of such plan, copies of which have been filed with the Securities and Exchange Commission. Options for 833,160 shares were outstanding as of February 3, 2001 under the 1991 Stock Option Plan, 529,894 of which were exercisable. As of February 3, 2001, 216,840 shares were available for future issuance.

     The 1991 Stock Option Plan provides for the granting to our officers and other key employees, including directors, and the officers and key employees of any parent or subsidiary, including directors, incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and for the granting to officers, key employees, consultants and directors (even if not employed by us), of nonstatutory stock options. If an optionee would have the right in any calendar year to exercise for the first time incentive stock options for shares having an aggregate fair market value (under all of our plans and determined for each share as of the date the option to purchase the shares was granted) in excess of $100,000, any such excess options will be treated as nonstatutory stock options.

     The 1991 Stock Option Plan may be administered by the Board of Directors or a committee of the Board of Directors. The administrator determines the terms of options granted under the 1991 Stock Option Plan, including the number of shares subject to an option, the exercise price, and the term and exercisability of options. The administrator may also amend the terms of options granted under the 1991 Stock Option Plan (with the consent of the holder), including accelerating the date on which the options become exercisable. The exercise price of all stock options granted under the 1991 Stock Option Plan generally must be at least equal to the fair market value of our common stock on the date of grant. Payment of the purchase price of options may be made in cash, by check, by the optionee's promissory note with terms approved by the administrator, other Company common stock, cancellation of indebtedness, through broker assisted cashless exercises, through margin loans or as determined by the administrator.

     Generally, options granted under the 1991 Stock Option Plan may not have a term in excess of ten years and are nontransferable. The administrator determines the vesting terms of options at the time of grant.

     Upon a merger, consolidation or other reorganization (including the sale of substantially all of our assets) in which we are not the surviving corporation, the 1991 Stock Option Plan and all unexercised options terminate unless a successor provides substantially similar consideration to the option holders as provided to our shareholders or substitutes substantially equivalent options covering shares of the successor corporation. If no such provision is made, then the administrator must provide not less than 30 days written notice of the anticipated effective date of the transaction and all options will be accelerated and exercisable on the effective date. Some options granted under the 1991 Stock Option Plan include a provision that independently causes such acceleration of vesting and requires such notification allowing the grantee to exercise the options prior to consummation of the transaction.

     Unless terminated earlier, the 1991 Stock Option Plan will terminate in October 2001. Options granted before expiration of the plan will be unaffected by its expiration. The Board of Directors has the authority to amend, modify, suspend or terminate the 1991 Stock Option Plan as long as such action does not affect or impair any rights or obligations of the holders of any outstanding options and provided that shareholder approval for any amendment or modification to the 1991 Stock Option Plan shall be obtained to the extent and degree required.

     1995 Non-Employee Directors Option Plan.

     In October 1995, we adopted the 1995 Non-Employee Directors Option Plan (the "1995 Stock Option Plan"). The 1995 Stock Option Plan, as amended through the date of the Annual Meeting, covers an aggregate of 275,000 shares of common stock. The information regarding the 1995 Stock Option Plan provided herein is qualified in its entirety by the full text of such plan, copies of which have been filed with the Securities and Exchange Commission. The 1995 Stock Option Plan provides for the annual issuance on the date of the annual meeting, to each non-employee director, of options to purchase 1,500 shares of common stock. In addition, each director is entitled to make an election to receive, in lieu of directors' fees, additional options to purchase common stock. Options outstanding under this plan have terms ranging from five to ten years (depending on the terms of the individual grant). The amount of additional options is determined based on an independent valuation such that the value of the options issued is equivalent to the fees that the director would be otherwise entitled to receive. Options issued under this plan vest on the anniversary date of their grant and upon termination of Board membership. 200,861 options were outstanding under the 1995 Stock Option Plan as of February 3, 2001, 155,121 of which were exercisable. As of February 3, 2001, 74,139 shares were available for future issuance.

     The 1995 Stock Option Plan provides for the granting to our directors who have not been our employees or any of our subsidiaries for at least one year preceding membership on the Board of Directors, options that are not intended to qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended. The Compensation Committee administers the 1995 Stock Option Plan.

     The exercise price for each option granted under the 1995 Stock Option Plan is the fair market value of the common stock underlying that option on the first trading day preceding its grant. Payment of the purchase price of options may be made in cash, by certified cashier's check, bank draft or money order, by delivery of our common stock owned by the optionee for at least six months (if the Compensation Committee and applicable law permit) or as determined by the Compensation Committee. Options granted under the 1995 Stock Option Plan are generally nontransferable.

     Upon a merger, reorganization or other business combination in which we are the surviving corporation, optionees will be entitled to receive substitute stock options on terms and conditions that substantially preserve the value, rights and benefits of the affected option unless we elect to pay all optionees the difference between the fair market value of the options and their exercise price. If we are not the surviving corporation and do not elect to pay all optionees the difference between the fair market value of the options and their exercise price, each optionee will receive substitute options in the surviving or resulting corporation on such terms and conditions as preserve the value, rights and benefits of the affected options. Upon a Change of Control (as defined in the 1995 Stock Option Plan), including certain acquisitions of more than 50% of our common stock, approval by our shareholders of certain reorganizations, mergers, consolidations or approval by our shareholders of our liquidation or the sale of all or substantially all of our assets (other than to a wholly-owned subsidiary), all options held by directors at such time become fully vested and exercisable. Within 10 days after a Change of Control involving the acquisition of our stock, optionees may require us to purchase their options for the difference between fair market value and the exercise price.

     Unless terminated earlier, the 1995 Stock Option Plan will terminate in October 2005. Options granted before expiration of the plan will be unaffected by its expiration. The Compensation Committee has the authority to amend or revise the 1995 Stock Option Plan so long as such action does not alter or impair rights or obligations of any outstanding option. Terms related to amount, price and timing of annual grants and deferral rights under the 1995 Stock Option Plan may not, however, be amended more than once in any six-month period except to comply with the Internal Revenue Code of 1986, as amended, the Employee Retirement Income Security Act of 1974, as amended, or the rules promulgated thereunder. In addition, shareholder approval is required to increase the maximum number of shares that may be granted under the plan, change the minimum exercise price, increase the maximum term under the plan for any option, materially modify the plan's eligibility requirements, change the term of the plan or materially increase the benefits accruing to plan participants.

     The weighted average exercise price of our outstanding options under the 1991 Stock Option Plan and the 1995 Stock Option Plan at February 3, 2001 was $4.13 per share of our common stock.

     Company Employee Stock Purchase Plan.

     We match employees' contributions to our Employee Stock Purchase Plan at a rate of 50%. Our contributions amounted to $13,000, $12,000, and $14,000, in Fiscal 2000, Fiscal 1999 and Fiscal 1998, respectively.

     Company Employee Stock Ownership Plan.

     Our Employee Stock Ownership Plan is funded exclusively by discretionary
contributions determined by the Board of Directors.   No contributions were
authorized for Fiscal 2000, Fiscal 1999 or Fiscal 1998. We are in the process of terminating the Employee Stock Ownership Plan.


Compensation Committees Interlocks and Insider Participation
------------------------------------------------------------

     Richard Kayne and Fred Kayne, each directors of the Company, are each members of our Compensation Committee. Messrs. Kayne have participated in transactions requiring disclosure under the section "Certain Relationships and Related Transactions."

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------     --------------------------------------------------------------

     The following table sets forth certain information, as of April 20, 2001, with respect to all those known by us to be the beneficial owners of more than 5% of our outstanding common stock, each director who owns shares of common stock, each Named Executive Officer, and all our directors and executive officers as a group.

______________________________________________________________________________
Name and Address                    Amount and Nature of      Percent
Owner (1)                           Beneficial Ownership      of
                                    Common Stock              Class
______________________________________________________________________________

Richard A. Kayne (2)                         5,784,357        62.12%
Kayne Anderson Investment
Management, Inc.
1800 Avenue of the Stars
Second Floor
Los Angeles, CA  90067

Fred Kayne (3)                               1,357,300         21.2%
Fortune Fashions
6501 Flotilla Street
Commerce, CA  90040

J. Carlo Cannell (4)                           318,600          5.7%
Cannell Capital Management
600 California Street
San Francisco, CA 94108

Howard Kaplan                                  305,000          5.4%
99 Chauncy Street
Boston, MA  02111

Lloyd I. Miller, III (5)                       533,900          6.8%
4550 Gordon Drive
Naples, FL 34102

Marilyn Platfoot  (6)                           77,803          1.4%
5388 Sterling Center Drive, Unit C
Westlake Village, CA 91361

Andrew Feshbach (7)                             44,613            *
Big Dog Sportswear
121 Gray Avenue, Suite 300
Santa Barbara, CA  93101

Robert R. Hollman (7)                           37,230            *
Hollman Property Company
1801 Avenue of the Stars
Suite 444
Los Angeles, CA  90067

Jerry R. Welch (7) (8)                         220,002          3.8%
Kayne Anderson Investment

Management, Inc.
1800 Avenue of the Stars
Second Floor
Los Angeles, CA  90067

Howard M. Zelikow (7) (8)                       86,813          1.5%
Kayne Anderson Investment
Management, Inc.
1800 Avenue of the Stars
Second Floor
Los Angeles, CA  90067

Ronald J. Blumenthal (9)                        63,418          1.1%
5388 Sterling Center Drive, Unit C
Westlake Village, CA  91361

Jill Higgins (10)                               60,000          1.1%
10153  1/2 Riverside Drive #598
Toluca Lake, CA 91602

Gerald E. Mitchell (11)                        102,732          1.8%
5388 Sterling Center Drive, Unit C
Westlake Village, CA  91361

Raymond P. Springer                                -0-            *
5388 Sterling Center Drive, Unit C
Westlake Village, CA  91361

Kendrick F. Royer                                  -0-            *
5388 Sterling Center Drive, Unit C
Westlake Village, CA  91361 (12)

All executive officers and directors         7,834,269         72.8%
as a group (ten persons) (13)
_____________

 *  Less than one percent.

(1) Except as otherwise noted below, the persons named in the table have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable.

(2) The 5,784,357 shares include (i) 618,440 shares held directly by Mr. Kayne (including 57,420 shares which may be acquired within 60 days upon exercise of options, 250,000 which may be acquired upon conversion of the Series D Preferred Stock and 50,000 shares which may be acquired upon exercise of Warrants issued in connection with the Series D Preferred Stock) and (ii) 5,165,917 shares held in accounts managed by Kayne Anderson Capital Advisors, L.P. ("KA Capital"), a registered investment adviser (including 399,999 shares which may be acquired upon conversion of the Series B Preferred Stock and 1,691,650 shares which may be acquired upon conversion of the Series C Preferred Stock and 1,263,155 shares which may be acquired upon conversion of the Senior Subordinated Notes). Mr. Kayne has sole voting and dispositive power over the shares he holds directly. He has shared voting and dispositive power along with Kayne Anderson Investment Management, Inc. ("KAIM, Inc."), the general partner of KA Capital, over the remaining shares. Mr. Kayne is the President, Chief Executive Officer and a Director of KAIM, Inc., and the principal stockholder of its parent company. The shares held by managed accounts of KA Capital include the following shares held by investment funds for which KA Capital serves as general partner or manager:
1,440,574 shares held by Kayne, Anderson Non- Traditional Investments, L.P. (including 50,000 shares which may be acquired upon conversion of the Series B Preferred Stock, 465,200 shares which may be acquired upon conversion of the Series C Preferred Stock and 315,750 shares which may be acquired upon conversion of the Senior Subordinated Notes); 1,146,778 shares held by ARBCO Associates, L.P. (including 50,000 shares which may be acquired upon conversion of the Series B Preferred Stock, 465,200 shares which may be acquired upon conversion of the Series C Preferred Stock and 631,500 shares which may be acquired upon conversion of the Senior Subordinated Notes); 1,647,886 shares held by Kayne Anderson Diversified Capital

Partners, L.P. (including 133,333 shares which may be acquired upon conversion of the Series B Preferred Stock, 465,200 shares which may be acquired upon conversion of the Series C Preferred Stock and 189,450 shares which may be acquired upon conversion of the Senior Subordinated Notes); 551,460 shares held by Kayne Anderson Capital Partners, L.P. (including 91,667 shares which may be acquired upon conversion of the Series B Preferred Stock, 211,450 shares which may be acquired upon conversion of the Series C Preferred Stock and 126,300 shares which may be acquired upon conversion of the Senior Subordinated Notes); 197,100 shares held by Kayne Anderson Offshore Limited (including 75,000 shares which may be acquired upon conversion of the Series B Preferred Stock and 84,600 shares which may be acquired upon conversion of the Series C Preferred Stock) and 182,119 shares managed in other accounts. KA Capital disclaims beneficial ownership of the shares reported, except those shares attributable to it by virtue of its general partner interests in the limited partnerships holding such shares. Mr. Kayne disclaims beneficial ownership of the shares reported, except those shares held by him directly or attributable to him by virtue of his limited and general partner interests in such limited partnerships and by virtue of his indirect interest through the interest of KAIM, Inc. in such limited partnerships. The foregoing is based on information provided by Mr. Kayne and KA Capital to us as of April 20, 2001 and their 13D/A filed January 8, 2001.

(3) Of the 1,357,300 shares beneficially owned, 890,107 shares are held directly by Mr. Kayne (including 57,420 shares which may be acquired within 60 days upon exercise of options, 83,333 shares may be acquired upon conversion of Series B Preferred Stock and 175,000 shares may be acquired upon conversion of
Series C Preferred Stock).   Fortune Twenty-Fifth, Inc., a corporation of which
Mr. Kayne is the sole stockholder may acquire 400,000 shares or our common stock upon conversion of Series D Convertible Preferred Stock and 80,000 shares upon exercise of warrants issued in connection with the issuance of the Series D Convertible Preferred Stock. The foregoing is based on information provided by Mr. Kayne to us as of April 20, 2001and his 13D/A filed December 11, 2000.

(4) According to a Schedule 13G filed on February 15, 2000, other members of the reporting group are Tonga Partners, LP, The George S. Sarlo 1995 Charitable Remainder Trust, The Cuttyhunk Fund Limited, Goldman Sachs and Anegada Fund, Ltd.

(5) According to a Schedule 13G filed on February 14, 2001, Mr. Miller shares dispositive and voting power on 152,250 shares of the reported securities as an adviser to the trustee of certain family trusts and Mr. Miller has sole voting and dispositive power on 381,650 of the reported securities owned by him personally and/or as the manager of a limited liability company that is the general partner of a limited partnership.

(6) Includes currently exercisable options to purchase 77,500 shares of common stock and 303 and 97 vested shares held by our Employee Stock Purchase Plan and Employee Stock Ownership Plan, respectively, for the benefit of Ms. Platfoot. Excludes 185 and 64 unvested shares held by our Employee Stock Purchase Plan and Employee Stock Ownership Plan, respectively.

(7) All shares consist of currently exercisable options to purchase common stock.

(8) Messrs. Welch and Zelikow are officers and Managing Directors of KAIM, Inc.; however, they disclaim beneficial ownership with respect to shares held by KAIM, Inc. or any of its affiliates.

(9) Includes currently exercisable stock options to purchase 62,500 shares of common stock and 919 vested shares held by our Employee Stock Ownership Plan for the benefit of Mr. Blumenthal.

(10) Includes 50,000 shares which may be acquired upon conversion of the Series D Preferred Stock and 10,000 shares which may be acquired upon exercise of warrants issued in connection with the Series D Preferred Stock.

(11) Includes 25,128 shares, options exercisable within 60 days to purchase 77,500 shares of common stock and 104 shares held by our Employee Stock Ownership Plan for the benefit of Mr. Mitchell. Mr. Mitchell terminated his employment with us in March 2001.

(12) Mr. Royer terminated his employment with us on April 13, 2001.

(13) Includes options and common stock beneficially owned by executive officers and directors.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------  ----------------------------------------------

Consulting Services
-------------------

  During Fiscal 2000, Kayne Anderson Capital Advisors, L.P. provided management, consulting and advisory services to us for which it received a fee of $187,500.


Management Services Agreement
-----------------------------

     We and RightStart.com entered into a management services agreement, dated as of July 9, 1999. Transactions between us and RightStart.com are required to be disclosed due to options in common stock of RightStart.com granted to our executive officers and loans made by Messrs. Kayne to RightStart.com. Pursuant to the management services agreement, we provide basic services, inventory supply services and promotional services to RightStart.com as detailed below:

  Basic Services. We have agreed to provide RightStart.com with various services from time to time, including, among others, services for personnel/human resources, benefits administration, payroll processing, insurance, tax, cash management, merchandising, advertising, inventory management, employee relations, employee benefits, customer relations, financial, legal, order fulfillment and collection, accounting, telecommunications, catalog production assistance and credit card processing. RightStart.com is free at any time, however, to perform any of these services for itself or contract with other third parties to supply these services. In accordance with the terms of the management services agreement, as consideration for such services, RightStart.com pays us an amount equal to Direct Cost (as defined below) plus five percent. "Direct Cost" is defined with respect to each service as the direct out-of-pocket expenses paid to third parties or incurred by us in connection with providing such service and overhead expenses directly attributable to providing such service, including, without limitation, shipping, handling, travel expenses, personnel costs, professional fees, printing and postage.

     Inventory Supply Services. We have agreed to supply RightStart.com with Common Inventory (as defined below) when and as requested and Internet-Only Inventory (as defined below) on an as needed basis to permit RightStart.com immediately to fulfill individual customer orders. RightStart.com is no longer ordering Internet-Only Inventory. "Common Inventory" is defined as all inventory purchased for RightStart.com by us that is carried for sale in our retail stores and either on RightStart.com's online store or through its catalog operations. Common Inventory consists primarily of merchandise for infants and children from birth to age three years old and their caregivers. "Internet-Only Inventory" is defined as the inventory of products sold or carried for sale only by RightStart.com in its online stores or through its catalog operations and not sold or carried for sale in our retail stores. We supply RightStart.com at a price equal to 105% of the aggregate of direct cost of the goods, the inbound freight charges and all other costs charged to us by our suppliers. We have also agreed to accept returns from RightStart.com's customers of products purchased from RightStart.com's online store. The amount refunded to a customer is charged to RightStart.com. In the case of saleable Common Inventory the inventory cost or vendor credit is credited to RightStart.com.

     Promotional Services. We have agreed to promote RightStart.com as our exclusive online and catalog distribution channel for products for parents, childcare providers, infants and children under age seventeen. We also have agreed to provide RightStart.com with the following promotional services: (i) prominent references to RightStart.com on customer bags, customer receipts, labels, invoices, counter cards, in-store audio programming, emails, letterhead, mailers, advertising and on other items to the extent such reference can be made at a low incremental cost and (ii) in-store signs promoting RightStart.com in all our retail stores. We give our employees incentives to implement RightStart.com marketing and merchandising programs.

     RightStart.com may terminate the management services agreement in full or on a service-by-service basis (a) upon 30 days prior written notice to us with respect to services provided therein, (b) upon the occurrence of a material breach by us which is not cured within 30 days of receipt of written notice from RightStart.com, (c) upon the occurrence of events relating to our bankruptcy,
(d) upon the liquidation, other termination, sale or transfer of our business or substantially all of our assets or (e) if we become insolvent or unable to pay our debts as they mature or makes an assignment for the benefit of its creditors. The management services agreement may be terminated by us in full or on a service-by-service basis (a) at any time after December 31, 2000, upon 120 days prior written notice to RightStart.com if (i) RightStart.com's annual sales run rate is projected to be in excess of $40 million or (ii) We are required to make expenditures for basic services or inventory supply services of $15,000 or more in any month on RightStart.com's behalf if such amount cannot reimbursed or otherwise paid by RightStart.com, (b) upon the occurrence of a material breach by RightStart.com which is not cured within 60 days of receiving written notice from us (except that if the material breach relates to RightStart.com's failure to pay for the services received in accordance with the management services agreement, it must be cured within 30 days), (c) upon the occurrence of certain undismissed petitions or proceedings relating to a RightStart.com bankruptcy or insolvency, (d) upon the liquidation, other termination, sale or transfer of RightStart.com's business or substantially all of RightStart.com's assets or (e) if RightStart.com makes an assignment for the benefit of its creditors. In additions, we may terminate the inventory supply portion of the management services agreement upon 90 days prior written notice. Invoices for inventory purchased by RightStart.com are prepared weekly and are due in 10 days. The income for services rendered under this agreement, which for Fiscal 2000 and Fiscal 1999 amounted to $405,000 and $407,000, respectively, is netted against general and administrative expenses. At February 3, 2001, we were owed $400,000 by RightStart.com. Due to the uncertainty surrounding the ongoing viability of RightStart.com, the full amount of the receivable is reserved.

Intellectual Property Agreement
-------------------------------

     We and RightStart.com have entered into an intellectual property agreement, dated as of July 9, 1999, pursuant to which we (i) assigned to RightStart.com the Website IP (as defined below) and User Information (as defined below), (ii) granted RightStart.com a worldwide, non-exclusive, (except with respect to online usage) non-transferable, fully-paid up and royalty-free license to use the Right Start IP (as defined below) solely in connection with its online and catalog retail sales of products for parents, childcare providers, infants and children and (iii) granted RightStart.com a perpetual, worldwide, exclusive, fully-paid up and royalty-free, unrestricted sublicense and right to use the source code and object code and certain other intellectual property owned by Guidance Solutions, which we engaged to develop the website located at www.rightstart.com. Pursuant to the intellectual property agreement, RightStart.com granted to us a worldwide, non-exclusive, fully-paid up and royalty-free license to use the Website IP and User Information solely in connection with our retail sales of parents', childcare, infants' and children's products (other than through online or catalog sales). "Website IP" is defined as all files, text, graphics, graphics files in any file format, images, artwork, audio files, audiovisual materials and e-commerce and database applications provided by third parties or us or created by or for RightStart.com in connection with the Website and certain copyright registrations, all domain names, all trademarks, all service marks, all trade dress, all logos, all brands and designs, all trade names, all Internet domain names, all metatags and hyperlinks used in connection with the Website and the online and catalog retailing of parents', childcare, infants' and children's products. "Right Start IP" is defined as all lists of customers and prospective customers used in connection with our retail sales of infants' and children's products other than through online or catalog sales. "User Information" is defined as all information with respect to the use and users of RightStart.com's website, including all catalog customer lists of the Company or RightStart.com that existed on July 9, 1999.

     The intellectual property agreement is perpetual unless terminated. The intellectual property agreement may be terminated by us (a) upon the occurrence of mergers, reorganizations, consolidations or other business combinations (other than with an affiliate or financial advisor) as a result of which RightStart.com's stockholders immediately prior to such transaction hold less than 50% of the voting power of RightStart.com and in which the acquirer is our direct competitor and (b) upon the occurrence of a material breach by RightStart.com that is not cured within 30 business days of receipt of written notice from us. RightStart.com may terminate the intellectual property agreement upon the occurrence of a material breach by us which is not cured within 30 days of receipt of written notice from RightStart.com. After termination, RightStart.com is automatically granted a license with respect to
(i) customer information and (ii) the Right Start IP, in each case used by RightStart.com at the time of termination. We similarly are granted an automatic license with respect to User Information used by us at the time of termination. These post-termination licenses are terminable if, in the opinion of a independent recognized arbitrator, the licensee has engaged in activity that would substantially harm the image of the owner of the licensed intellectual property, substantially diminish the value of such party's intellectual property rights or the "Right Start" name.

Lease
-----

     Since May 1, 1999, RightStart.com has subleased office space on a month-to-month basis from us. Rent expense under this sublease totaled $150,000 for Fiscal 2000. The monthly rent cost is approximately $12,500 effective February 3, 2001. RightStart.com has no formal agreement with us to continue this sublease. In April 2001, we entered into a lease agreement effective July 1, 2001, for our new corporate headquarters in Calabasas, California. We expect to sublease space in our new corporate headquarters to RightStart.com at a rate based on the number of square feet of space occupied by RightStart.com. We have no obligation, however, to do so.

Bridge Loans to RightStart.com
------------------------------

     Messrs. Kayne hold secured bridge notes of RightStart.com in the aggregate principal amount of $2.0 million which, since they have been defaulted upon, permit them to exercise contingent warrants to purchase approximately 29.8% of the common stock of RightStart.com for an aggregate exercise price of $2.0 million which may be paid by surrender of the bridge notes. Affiliates of Kayne Anderson Investment Management, Inc. and Fred Kayne hold secured convertible bridge notes of RightStart.com in the aggregate principal amount of $800,000 and $200,000, respectively, convertible into approximately 14.9% of the common stock of RightStart.com. The secured convertible bridge notes are in default. In each case the assumption is that all convertible bridge notes are converted and all such warrants exercised. Messrs. Kayne, together with the other holders of such notes are secured by liens on substantially all of the assets of RightStart.com.

Baby Registry Agreement
-----------------------

  As of April 12, 2001, we entered into Baby Registry Joint Development and Use Agreement with RightStart.com pursuant to which we and RightStart.com intend to jointly develop a baby registry that can be accessed by our customers and RightStart.com's customers. Upon termination of the agreement each party would be entitled to retain all code used in the jointly developed registry, as well as any database information collected to the date of such termination and to operate a separate registry.

Indemnification Agreements
--------------------------

  We have entered into indemnification agreements with certain of our former directors and executive officers which may, among other things, require us to indemnify such persons against liabilities that may arise by reason of such persons' status as directors or executive officers for us, other than liabilities that may not be indemnified against including short swing profits disgorgement liability, and to advance such persons' expenses incurred as a result of any proceeding against them as to which they could be indemnified. Such agreements continue even though such persons no longer serve us.

                                    PART IV


ITEM 14.     EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 10-K
--------     -----------------------------------------------------------------


(a)  The following documents are filed as part of this report.

(1)    Financial Statements:                                                       Page
                                                                             ----------------

Report of Independent Public Accountants                                          F - 1

Report of Independent Accountants                                                 F - 1-A

Balance Sheets - February 3, 2001 and January 29, 2000                            F - 2

Statements of Operations - Periods Ended February 3, 2001, January 29,            F - 3
 2000 and January 30, 1999

Statements of Shareholders' Equity - Periods Ended February 3, 2001,              F - 4
 January 29, 2000 and January 30,1999

Statements of Cash Flows - Periods Ended February 3, 2001, January 29,            F - 5
 2000 and January 30, 1999

Notes to Financial Statements                                                     F - 6

(2)    Financial Statement Schedules:

Report of Independent Public Accountants                                          F - 24

RightStart.com Inc. Balance Sheet - February 3, 2001                              F - 25

RightStart.com Inc. Statement of Operations for the Year Ended February 3,        F - 26
 2001

                                                                                  F - 27
RightStart.com Inc. Statement of Stockholders' Deficit for the Year Ended
 February 3, 2001
                                                                                  F - 28
RightStart.com Inc. Statement of Cash Flows For the Year Ended February 3,
 2001

Notes to Financial Statements                                                     F - 29

All other financial statement schedules are omitted because they are either not applicable or the required information is shown in the financial statements or notes thereto.

(3)  Listing of Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this annual report:

                               INDEX TO EXHIBITS

Exhibit
Number
------
3.1    Second Amended and Restated Articles of Incorporation of The Right Start, Inc., dated December
       15, 1998

3.2    Bylaws of The Right Start, Inc. as in effect on and after October 13, 1993

3.5    Specimen Certificate of the Common Stock of The Right Start, Inc. (without par value) (1)

4.1    Certificate of Determination of Preferences of Series A Preferred Stock, Series B Preferred
       Stock and Series C Preferred Stock of The Right Start, Inc., dated as of December 16, 1998.

4.2    Certificate of Determination of Preferences of Series D Convertible Pay-in-Kind Preferred
       Stock, Series B Preferred Stock and Series C Preferred Stock of The Right Start, Inc., dated as of October 4, 2000 (2)

4.3    Warrant dated January 18, 2000, to purchase 5,000 shares of common stock of The Right Start,
       Inc. issued to Heller Financial, Inc. (3)

4.4    Warrant dated August 8, 2000, to purchase 5,000 shares of common stock of The Right Start, Inc.
       issued to Heller Financial, Inc. (4)

4.5    Form of Senior Subordinated Convertible Pay-in-Kind Notes due 2005 (5)

4.6    Form of Warrant dated October 6, 2000, to purchase shares of common stock of The Right Start,
       Inc. issued to purchasers of The Right Start, Inc.'s Series D Convertible Preferred Stock (2)

10.1   1991 Employee Stock Option Plan

10.3   1995 Non-employee Directors Option Plan (7)

10.4   Form of Indemnification Agreement between The Right Start, Inc. and certain of its directors and executive officers (6)

10.5   Asset Purchase Agreement dated September 1, 1992, for acquisition of the Assets of Small
       People, Inc. and Jimash Corporation by Right Start Subsidiary I, Inc. (8)

10.6   Registration Rights Agreement dated September 4, 1997, between The Right Start, Inc. and certain funds managed by Kayne Anderson Capital Advisors, L.P., Cahill, Warnock Strategic
       Partners Fund, L.P., The Travelers Indemnity Company and certain other investors named therein
       (9)

10.7   Asset Purchase Agreement dated as of July 29, 1996 by and between Blasiar, Inc. (DBA Alert
       Communications Company) and The Right Start, Inc. (7)

10.8   Securities Purchase Agreement dated as of September 4, 1997 between The Right Start, Inc. and the investors named therein with respect to 1,510,000 shares of the company's common stock (10)

10.9   Management Services Agreement dated July 9, 1999, between The Right Start, Inc. and
       RightStart.com Inc. (11)

10.10  First Amendment to Management Services Agreement dated as of February 1, 2000.

10.11  Second Amendment to Management Services Agreement dated as of April 1, 2001.

10.12  Intellectual Property Agreement dated July 9, 1999 between The Right Start and RightStart.com
       (11)

10.13  Warrant dated April 18, 2000, to purchase 4,000,000 shares of the common stock of
       RightStart.com Inc. issued to Fred Kayne in connection with the sale by RightStart.com of
       Secured Bridge Notes (12)

10.14  Secured Bridge Note of RightStart.com Inc. dated April 18, 2000, issued to Fred Kayne (13)

10.15  Secured Bridge Note and Warrant Purchase Agreement dated April 18, 2000, among RightStart.com
       Inc., Fred Kayne, Richard Kayne and Palomar Ventures I, L.P. (14)

10.16  Security Agreement dated April 18, 2000 among RightStart.com Inc., Fred Kayne, Richard Kayne and Palomar Ventures I, L.P. (14)

10.17  First Amendment to Secured Bridge Note and Warrant Purchase Agreement and Security Agreement
       dated June 1, 2000 between RightStart.com Inc. and Guidance Solutions, Inc. (14)

10.18  Secured Convertible Bridge Note Purchase Agreement dated June 22, 2000, among RightStart.com
       Inc., certain funds managed by Kayne Anderson Capital Advisors, L.P., Sierra Ventures VII,
       L.P., Sierra Ventures Associates VII, L.L.C. and Guidance Solutions, Inc., including form of
       Note and form of Security Agreement as exhibits (15)

10.19  Securities Purchase Agreement dated September 1, 2000, between The Right Start, Inc. and fund managed by Kayne Anderson Capital Advisors, L.P. with respect to The Right Start, Inc.'s Senior
       Subordinated Pay-in-Kind Notes due 2005, including form of Note, form of Registration Rights
       Agreement and form of Security Agreement as exhibits (5)

10.20  Securities Purchase Agreement dated October 6, 2000, between The Right Start, Inc. and the purchasers thereunder with respect to The Right Start, Inc.'s Series D Convertible Pay-in-Kind
       Preferred Stock, including form of Warrant and form of Registration Rights Agreement as exhibits (2)

10.21  Common Stock Purchase Agreement dated October 10, 2000, between RightStart.com Inc. and Michael
       Targoff (16)

10.22  Baby Registry Joint Development and Use Agreement dated April 12, 2001 between The Right Start,
       Inc. and RightStart.com Inc.

10.23  Loan and Security Agreement between The Right Start, Inc. and  Paragon Capital LLC (aka Wells
       Fargo Retail Finance) as of January 23, 2001 (17)

23.1   Consent of Independent Public Accountants - Arthur Andersen LLP

23.2   Consent of Independent Accountants - PricewaterhouseCoopers LLP

__________________________

(1) Previously filed as an Exhibit to The Right Start, Inc.'s Registration Statement of Form S-1 dated August 29, 1991.

(2) Previously filed as an Exhibit to The Right Start, Inc.'s Current Report on Form 8-K filed October 11, 2000.

(3) Previously filed as an Exhibit to The Right Start, Inc.'s Annual Report on Form 10-K for the fiscal year ended January 29, 2000.

(4) A substantially identical warrant was issued to Heller Financial, Inc. exercisable for 20,000 shares of common stock of The Right Start, Inc. at an exercise price of $5.00 per share.

(5) Previously filed as an Exhibit to The Right Start, Inc.'s Quarterly Report on Form 10-Q for the period ended July 29, 2000.

(6) Previously filed as an Exhibit to Amendment Number 1 to The Right Start, Inc.'s Registration Statement on Form S-1 dated September 11, 1991.

(7) Previously filed as an Exhibit to The Right Start, Inc.'s Annual Report on Form 10-K for the fiscal year ended June 1, 1996.

(8) Previously filed as an Exhibit to The Right Start, Inc.'s Current Report on Form 8-K filed September 24, 1992.

(9) Previously filed as an Exhibit to The Right Start, Inc.'s Annual Report on Form 10-K for the fiscal year ended January 31, 1998, as amended.

(10) Previously filed as an Exhibit to The Right Start, Inc.'s Quarterly Report on Form 10-Q for the period ended August 2, 1997.

(11) Previously filed as an Exhibit to The Right Start, Inc.'s Current Report on Form 8-K dated July 9, 1999.

(12) Substantially identical warrants were issued to Richard Kayne (for 4,000,000 shares), Palomar Ventures I, L.P. (for 360,000 shares) and Guidance Solutions, Inc. (for 380,220 shares).

(13) Previously filed as an Exhibit to The Right Start, Inc.'s Quarterly Report on Form 10-Q for the period ended April 29, 2000. Substantially identical notes were issued to Richard Kayne ($1,000,000), Palomar Ventures I, L.P. ($180,000) and Guidance Solutions ($95,055).

(14) Previously filed as an Exhibit to The Right Start, Inc.'s Quarterly Report on Form 10-Q for the period ended April 29, 2000.

(15) Previously filed as an Exhibit to The Right Start, Inc.'s Quarterly Report on Form 10-Q for the period ended July 29, 2000.

(16) Previously filed as an Exhibit to The Right Start, Inc.'s Quarterly Report on Form 10-Q for the period ended October 28, 2000.

(17) Previously filed as an Exhibit to The Right Start, Inc.'s Current Report on Form 8-K dated January 23, 2001.

(b)  Reports on Form 8-K

     The Company filed a report on Form 8-K on November 21, 2000, with respect to the further sale of its convertible debt securities in a private placement originally described in its filing October 10, 2000 on form 8-K.

     The Company filed a report on Form 8-K on January 25, 2001, with respect to the closing of a Loan and Security Agreement with Wells Fargo Retail Finance as of January 23, 2001.

(c) A list of exhibits included as part of this report is set forth in Part IV of this Annual Report on Form 10-K above and is hereby incorporated by reference herein.

(d)  Not applicable.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        THE RIGHT START, INC.
                                        (Registrant)

Dated:  May 1, 2001                             /s/    Jerry R. Welch
Jerry R. Welch                                  -----------------------------
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


         Signature                    Title                Date

/s/  Jerry R. Welch          Chairman of the Board,    May 1, 2001
---------------------------  Chief Executive Officer
Jerry R. Welch               and President


/s/  Richard A. Kayne        Director                  May 1, 2001
---------------------------
Richard A. Kayne


/s/  Andrew D. Feshbach      Director                  May 1, 2001
---------------------------
Andrew D. Feshbach


/s/  Robert R. Hollman       Director                  May 1, 2001
---------------------------
Robert R. Hollman


/s/  Fred Kayne              Director                  May 1, 2001
---------------------------
Fred Kayne


/s/  Howard M. Zelikow       Director                  May 1, 2001
---------------------------
Howard M. Zelikow


/s/  Raymond P. Springer     Chief Financial Officer   May 1, 2001
---------------------------  (Principal Financial and
Raymond P. Springer          Accounting Officer)


                              THE RIGHT START, INC.

                         REPORT AND FINANCIAL STATEMENTS

                      FEBRUARY 3, 2001 AND JANUARY 29, 2000

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------



To the Shareholders and the Board of Directors of The Right Start, Inc.:


We have audited the accompanying balance sheets of The Right Start, Inc. (a California Corporation) as of February 3, 2001 and January 29, 2000 and the related statements of operations, shareholders' equity and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Right Start, Inc. as of February 3, 2001 and January 29, 2000, and the results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States.



Arthur Andersen LLP

Los Angeles, California
April 26, 2001

                       Report of Independent Accountants
                       ---------------------------------



To the Board of Directors and
Shareholders of The Right Start, Inc.


In our opinion, the accompanying statements of operations, of shareholders' equity and of cash flows for the year ended January 30, 1999 present fairly, in all material respects, the results of operations and cash flows of The Right Start, Inc. for the year ended January 30, 1999, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. We have not audited the financial statements of The Right Start, Inc. for any period subsequent to January 30, 1999.



/s/ PricewaterhouseCoopers LLP
Los Angeles, California
March 12, 1999

                                     F-1-A

                             THE RIGHT START, INC.
                                BALANCE SHEETS
                                --------------



                                                                        February 3, 2001                 January 29, 2000
                                                                        ----------------                 ----------------
                                   ASSETS
                                   ------
Current assets:
     Cash and cash equivalents                                        $          254,000               $         5,199,000
     Accounts and other receivables, net of allowance for doubtful
         accounts of $400,000 and $87,000, respectively                          552,000                           682,000
     Merchandise inventories                                                   9,784,000                         9,694,000
     Prepaid catalog costs                                                             -                           170,000
     Other current assets                                                      1,160,000                         1,679,000
                                                                      ------------------               -------------------
                   Total current assets                                       11,750,000                        17,424,000

Noncurrent assets:
     Property, plant and equipment, net                                        8,907,000                        10,648,000
     Deferred income tax asset                                                 1,400,000                         1,400,000
     Other noncurrent assets                                                     177,000                         1,255,000
                                                                      ------------------               -------------------
                                                                      $       22,234,000               $        30,727,000
                                                                      ==================               ===================


                    LIABILITIES AND SHAREHOLDERS' EQUITY
                    ------------------------------------

Current liabilities:
     Accounts payable and accrued expenses                            $        5,637,000               $         9,566,000
     Revolving line of credit                                                          -                         3,377,000
                                                                      ------------------               -------------------
                   Total current liabilities                                   5,637,000                        12,943,000

Revolving line of credit, due January 2005                                     4,945,000
Term note payable                                                                      -                         3,000,000
Senior subordinated convertible pay-in-kind notes                              3,000,000
Deferred rent                                                                  1,489,000                         1,378,000

Minority interest in consolidated subsidiary                                           -                         3,397,000

Commitments and contingencies

Mandatorily redeemable preferred stock Series A,
   $3,000,000 redemption value                                                 2,439,000                         2,088,000

Shareholders' equity:
     Convertible preferred stock, $100 liquidation preference,
         $0.01 par, 25,000,000 authorized
           Series B; 16,500 and 20,000 issued and outstanding,
              respectively                                                     1,547,000                         1,875,000
           Series C; 37,333 and 38,500 issued and outstanding,
              respectively                                                     3,733,000                         3,850,000
           Series D; 44,900 issued and outstanding                             4,045,000
     Common stock (25,000,000 shares authorized at no par value;
           5,617,275 and 5,417,666 issued and
          outstanding, respectively)                                          22,730,000                        22,593,000
     Paid in capital                                                          17,000,000                        15,471,000
     Accumulated deficit                                                     (44,331,000)                      (35,868,000)
                                                                      ------------------               -------------------
                   Total shareholders' equity                                  4,724,000                         7,921,000
                                                                      ------------------               -------------------
                                                                      $       22,234,000               $        30,727,000
                                                                      ==================               ===================

                See accompanying notes to financial statements

                             THE RIGHT START, INC.
                           STATEMENTS OF OPERATIONS
                           ------------------------



                                                                                      Year Ended
                                                           ----------------------------------------------------------
                                                           February 3, 2001    January 29, 2000      January 30, 1999
                                                           ----------------    ----------------      ----------------
Net sales:
     Retail                                                   $44,201,000         $ 38,043,000         $31,875,000
     Sales to RightStart.com                                    9,408,000                    -                   -
     Internet                                                           -            7,391,000                   -
     Catalog                                                            -            3,645,000           4,736,000
     Shipping and handling revenues                                     -              765,000             982,000
                                                              -----------         ------------         -----------
                                                               53,609,000           49,844,000          37,593,000
                                                              -----------         ------------         -----------

Costs and expenses:
     Cost of goods sold                                        21,952,000           25,279,000          18,576,000
     Cost of goods sold to RightStart.com                       9,408,000                    -                   -
     Cost of shipping and handling                                      -            2,670,000             969,000
     Operating expense, includes non-cash compensation of
        $93,000, $2,014,000 and none, respectively             17,214,000           20,479,000          15,119,000
     Marketing and advertising expense                          1,000,000            7,233,000             387,000
     General and administrative expense                         4,017,000            5,306,000           3,337,000
     Pre-opening costs                                            456,000              323,000             209,000
     Depreciation and amortization expense                      2,184,000            1,950,000           1,488,000
     Store closing (income) expense                               401,000              151,000            (113,000)
                                                              -----------         ------------         -----------
                                                               56,632,000           63,391,000          39,972,000
                                                              -----------         ------------         -----------
Operating loss                                                 (3,023,000)         (13,547,000)         (2,379,000)

Non-cash beneficial conversion feature amortization                     -                    -           3,850,000
Loss on investment in RightStart.com Inc.                       3,406,000                    -                   -
Minority interest in consolidated subsidiary loss                       -           (3,000,000)                  -
Interest expense, net                                           1,197,000              227,000             640,000
                                                              -----------         ------------         -----------


Loss before income taxes and extraordinary item                (7,626,000)         (10,774,000)         (6,869,000)
Income tax provision                                               78,000               68,000              22,000
                                                              -----------         ------------         -----------

Loss before extraordinary item                                 (7,704,000)         (10,842,000)         (6,891,000)
Extraordinary gain on debt restructuring, net                           -                    -           1,211,000
                                                              -----------         ------------         -----------


Net loss                                                      $(7,704,000)        $(10,842,000)        $(5,680,000)
                                                              ===========         ============         ===========

Basic and diluted loss per share:
     Loss before extraordinary item                           $     (1.46)        $     (2.14)         $     (1.37)
     Extraordinary item                                                 -                   -                 0.24
                                                              -----------         ------------         -----------
     Net loss                                                 $     (1.46)        $     (2.14)         $     (1.13)
                                                              ===========         ============         ===========

Weighted average number of shares
     outstanding                                                5,597,809           5,355,756            5,051,820
                                                              ===========         ============         ===========

                See accompanying notes to financial statements.

                             THE RIGHT START, INC.
                      STATEMENTS OF SHAREHOLDERS' EQUITY
                      ----------------------------------





                                                                                 Preferred Stock
                                   -------------------------------------------------------------------------------------------------
                                                 Series B                   Series C                        Series D
                                   ---------------------------------  ----------------------------- --------------------------------
                                       Shares          Amount          Shares          Amount         Shares             Amount
                                   ---------------   ---------------  ------------  --------------- -----------   ------------------
Balance January 31, 1998

Issuance of preferred stock                30,000        $2,813,000        38,500        $3,850,000
Issuance of subordinated debt
  in conjunction
  with recapitalization, net
Net loss
                                   ---------------   ---------------  ------------  --------------- ----------   -------------------
Balance January 30, 1999                   30,000         2,813,000        38,500         3,850,000


Preferred shares converted to
  common                                  (10,000)         (938,000)
Issuance of shares pursuant to
  the exercise of stock options
Recapitalization costs
Dividend accretion
Induced conversion of
  Subsidiary's preferred stock
Issuance of shares in
  connection with former credit
  facility
Issuance of warrants in
  connection with former credit
  facility
Perfomance options
Subsidiary options
Director's options
Amortization of deferred
  compensation
Issuance in common stock of
  subsidiary
Net loss
                                   ---------------   ---------------  ------------  --------------- ----------   -------------------
Balance January 29, 2000                   20,000         1,875,000        38,500         3,850,000


Preferred shares converted to
  common                                   (3,500)         (328,000)       (1,167)         (117,000)
Issuance of shares pursuant to
  the exercise of stock options
Dividend accretion
Amortization of deferred
  compensation
Issuance of warrants in
  connection with former credit
  facility
Issuance of preferred stock and                                                                        44,900            $4,045,000
  warrants, net
Options granted to non-employees
Dividends on preferred stock
Warrants issued by subsidiary
Deferred compensation related
  to subsidiary
Net loss
                                   ---------------   ---------------  ------------  --------------- ----------   -------------------
Balance February 3, 2001                  16,500        $1,547,000        37,333        $3,733,000    44,900            $4,045,000
                                   ===============   ===============  ============  =============== ==========   ===================




                                           Common Stock              Additional                      Retained
                                   -----------------------------      Paid in         Deferred       Earnings
                                     Shares          Amount           Capital       Compensation     (Deficit)       Net Equity
                                   ------------  --------------- ----------------- -------------- ---------------- ----------------
Balance January 31, 1998             5,051,820      $22,337,000                                     ($19,030,000)       $3,307,000

Issuance of preferred stock                                                                                              6,663,000
Issuance of subordinated debt                                          $3,590,000                                        3,590,000
  in conjunction
  with recapitalization, net                                              (19,000)                                        (19,000)
Net loss                                                                                              (5,680,000)      (5,680,000)
                                   ------------  --------------- ----------------- -------------- ---------------- ----------------
Balance January 30, 1999             5,051,820       22,337,000         3,571,000                    (24,710,000)        7,861,000


Preferred shares converted to
  common                               333,333                            938,000
Issuance of shares pursuant to
  the exercise of stock options         27,383          155,000                                                            155,000
Recapitalization costs                                                    (56,000)                                         (56,000)
Dividend accretion                                                                                      (301,000)         (301,000)
Induced conversion of
  Subsidiary's preferred stock                                            316,000                       (316,000)
Issuance of shares in
  connection with former credit
  facility                               5,130          101,000                                                            101,000
Issuance of warrants in
  connection with former credit
  facility                                                                 58,000                                           58,000
Perfomance options                                                      1,770,000                                        1,770,000
Subsidiary options                                                        815,000     ($815,000)
Director's options                                                        100,000      (100,000)
Amortization of deferred
  compensation                                                                          244,000                            244,000
Issuance in common stock of
  subsidiary                                                            8,931,000                                        8,931,000
Net loss                                                                                             (10,842,000)      (10,842,000)
                                   ------------  --------------- ----------------- -------------- ---------------- ----------------
Balance January 29, 2000             5,417,666       22,593,000        16,443,000      (671,000)     (36,169,000)        7,921,000


Preferred shares converted to
common                                 175,000                            445,000
Issuance of shares pursuant to
  the exercise of stock options         24,609          137,000                                                            137,000
Dividend accretion                                                                                      (351,000)         (351,000)
Amortization of deferred
  compensation                                                                            36,000                            36,000
Issuance of warrants in
  connection with former credit                                            70,000                                           70,000
  facility
Issuance of preferred stock and
  warrants, net                                                           439,000                                        4,484,000
Options granted to non-employees                                           57,000                                           57,000
Dividends on preferred stock                                                                            (110,000)         (110,000)
Warrants issued by subsidiary                                             185,000                                          185,000
Deferred compensation related
  to subsidiary                                                          (595,000)        595,000
Net loss                                                                                              (7,704,000)       (7,704,000)
                                   ------------  --------------- ----------------- -------------- ---------------- ----------------
Balance February 3, 2001            5,617,275      $22,730,000       $17,044,000       ($40,000)    ($44,334,000)        $4,725,000
                                   ============  =============== ================= ============== ================ ================

                See accompanying notes to financial statements

                             THE RIGHT START, INC.
                            STATEMENTS OF CASH FLOWS
                            ------------------------

                                                                                                        Year Ended
                                                                                     -----------------------------------------------
                                                                                      February 3,       January 29,      January 30,
                                                                                         2001              2000             1999
                                                                                      -----------       ----------       -----------
Cash flows from operating activities:
        Net loss                                                                     $ (7,704,000)    $(10,842,000)    $ (5,680,000)
        Adjustments to reconcile net loss
          to net cash provided by (used in) operating activities:
            Depreciation and amortization                                               2,184,000        1,950,000        1,538,000
            Amortization of debt issuance costs                                           128,000
            Non-cash compensation                                                          93,000        2,014,000
            Non-cash beneficial conversion feature amortization                                                           3,850,000
            Non-cash advertising expense                                                                     9,000
            Store closing expense                                                         202,000          151,000           39,000
            Loss on investment in RightStart.com                                        3,406,000
            Minority interest in consolidated subsidiary loss                                           (3,000,000)
            Amortization of discount on senior subordinated notes                                                            44,000
            Extraordinary gain                                                                                           (1,211,000)
            Change in assets and liabilities affecting operations                      (3,144,000)        442,000         1,760,000
                                                                                    --------------   --------------   --------------

                 Net cash (used in) provided by operating activities                   (4,835,000)      (9,276,000)         340,000
                                                                                    --------------   --------------   --------------

Cash flows from investing activities:
        Additions to property, plant and equipment                                     (2,841,000)      (3,603,000)      (1,296,000)
        Loss on investment in RightStart.com                                           (3,406,000)
                                                                                    --------------   --------------   --------------

                 Net cash used in investing activities                                 (6,247,000)      (3,603,000)      (1,296,000)
                                                                                    --------------   --------------   --------------

Cash flows from financing activities:
        Net borrowings (payments) on revolving line of credit                           1,568,000        3,377,000       (2,014,000)
        Net proceeds from (payments on) term note payable                              (3,000,000)         250,000         (250,000)
        Proceeds from sale of  senior subordinated convertible pay-in-kind notes        3,000,000
        Proceeds from private placement of Series D preferred stock
           and warrants, net                                                            4,484,000
        Dividends paid on Series D preferred stock                                        (52,000)
        Proceeds from common stock issued upon exercise of stock options                  137,000          155,000
        Sale of preferred stock in consolidated subsidiary, net                                         13,670,000
        Proceeds from sale of senior subordinated notes, net                                                              3,606,000
                                                                                    --------------   --------------   --------------

                 Net cash provided by financing activities                              6,137,000       17,452,000        1,342,000
                                                                                    --------------   --------------   --------------


Net increase (decrease) in cash and cash equivalents                                   (4,945,000)       4,573,000          386,000
Cash and cash equivalents at beginning of period                                        5,199,000          626,000          240,000
                                                                                    --------------   --------------   --------------

Cash and cash equivalents at end of period                                          $     254,000    $   5,199,000    $     626,000
                                                                                    ==============   ==============   ==============

See accompanying notes to financial statements

                             THE RIGHT START, INC.

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------



NOTE 1 - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES:
------------------------------------------------------------

The Company
-----------

The Right Start, Inc. (the "Company"), a California corporation, is a specialty retailer of high quality developmental, educational and care products for infants and children. Information presented as of and for the period ended January 29, 2000 ("Fiscal 1999") reflects the consolidated results of the Company and RightStart.com Inc., a Delaware corporation, ("RightStart.com"), which previously was the Company's majority-owned subsidiary.

RightStart.com was formed in April 1999 for the purpose of engaging in electronic commerce over the internet and, effective May 1, 1999, the Company contributed its catalog assets to RightStart.com. On October 10, 2000, RightStart.com issued 2 million shares of common stock, which decreased the Company's ownership interest in RightStart.com to 49.4%. The sale of common stock and associated corporate actions resulted in RightStart.com being accounted for under the equity method of accounting and no longer consolidated with the Company. Accordingly, information as of and for the period ended February 3, 2001 ("Fiscal 2000") represents the results of operations and the financial position of The Right Start, Inc. only.

Fiscal Year
-----------

The Company has a fiscal year consisting of fifty-two or fifty-three weeks ending on the Saturday closest to the last day in January. Fiscal 2000 consisted of fifty-three weeks; Fiscal 1999 and the fiscal year ended January 30, 1999 ("Fiscal 1998") were fifty-two week periods.

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

Concentrations of Credit Risks and Significant Customers
--------------------------------------------------------

RightStart.com purchases inventory and services from the Company under a management services agreement. The income for services rendered under this agreement, which for Fiscal 2000 amounted to $405,000, is netted against general and administrative expenses. At February 3, 2001, the Company was owed $400,000 by RightStart.com. Due to the lack of available capital for internet retailers and the uncertainty surrounding the ongoing viability of RightStart.com, the full amount of the receivable is reserved.

Concentration of Product Fulfillment Risk
-----------------------------------------

The Company outsources its distribution and fulfillment activities. The Company has no long-term contracts with its fulfillment services providers but has been operating under agreements setting forth the terms at which the Company will purchase those services and believes that replacement providers could be found without material difficulty should the need arise. Nonetheless, a disruption of any of these outsourced services could have a material effect on the Company.

Prepaid Catalog Costs
---------------------

Prepaid catalog costs consist of the costs to produce, print and distribute catalogs. These costs are amortized over the expected sales life of each catalog, which typically does not exceed four months. The catalog is owned by RightStart.com, which is no longer consolidated with the Company. Therefore there are no prepaid catalog costs recorded at February 3, 2001. Catalog production expenses of $0, $1,334,000 and $1,363,000 were recorded in Fiscal 2000, Fiscal 1999 and Fiscal 1998, respectively.

Long-lived Assets
-----------------

The Company periodically evaluates whether events and circumstances have occurred that indicate the remaining estimated useful lives of long-lived assets may warrant revision or that the remaining balance may not be recoverable. When factors indicate that an asset should be evaluated for possible impairment, the Company uses an estimate of the asset's undiscounted net cash flows over its remaining life in measuring whether the asset is recoverable. There are no assets that have been determined to require an impairment provision for any period presented.

Property, Fixtures and Equipment
--------------------------------

Property, fixtures and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is provided using the straight-line method based upon the estimated useful lives of the assets, generally three to five years. Amortization of leasehold improvements is based upon the term of the lease, or the estimated useful life of the leasehold improvements, whichever is shorter. In Fiscal 2000, of the $406,000 expended by the Company for internal real estate and construction management costs, the Company capitalized $258,000 directly attributable to the development of new stores and expensed $148,000. The capitalized costs are amortized over the base term of the associated lease. In Fiscal 1999, the Company expended $312,000 for internal real estate and construction management costs. No amounts were capitalized.

Pre-opening Costs
-----------------

Pre-opening costs incurred for new stores are charged to expense as incurred.

Advertising
-----------

Advertising costs are expensed as incurred or at the time of the initial print or media broadcast. Advertising expenses of $1,000,000 were recorded in Fiscal 2000. Advertising expenses of $7,233,000, which includes $6,403,000 for RightStart.com, were recorded in Fiscal 1999. Advertising expenses of $387,000 were recorded in Fiscal 1998.

Deferred Rent
-------------

The Company recognizes rent expense on a straight-line basis over the life of the underlying lease. The benefits from tenant allowances and landlord concessions are recorded on the balance sheet as deferred rent and expensed over the lease term.

Income Taxes
------------

The Company accounts for income taxes using an asset and liability approach under which deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. A valuation allowance is established against deferred tax assets when it is more likely than not that all, or some portion, of such deferred tax assets may not be realized.

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

                                                           Fiscal 2000      Fiscal 1999       Fiscal 1998
                                                          --------------  ----------------  ---------------
Loss before extraordinary item                                $7,704,000       $10,842,000       $6,891,000
Plus:  Preferred stock accretion                                 351,000           301,000           19,000
Subsidiary dividend to preferred shareholders                          -           316,000                -
Series D preferred dividends                                     110,000                 -                -
                                                              ----------       -----------       ----------
Basic and diluted loss before extraordinary item              $8,165,000       $11,459,000       $6,910,000
 applicable to common shareholders                            ==========       ===========       ==========
Weighted average shares                                        5,597,809         5,355,756        5,051,820
Loss before extraordinary item per share, basic and
 diluted                                                      $     1.46       $      2.14       $     1.37
                                                              ==========       ===========       ==========

Certain securities of the Company were not included in the computation of diluted per share loss because to do so would have been antidilutive for the periods presented. Such securities include:

                                         Common Stock Equivalents at:
                         ---------------------------------------------------------------
Securities                  February 3, 2001     January 29, 2000     January 30, 1999
----------               ---------------------  -------------------  -------------------
Options                              1,034,021            1,001,407              890,519
Series B preferred stock               550,000              666,667            1,000,000
Series C preferred stock             1,866,650            1,925,000            1,925,000
Series D preferred stock             2,245,000                    -                    -
Warrants                               479,000                5,000                    -


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

In April 2000, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation", an interpretation of APB opinion No. 25 which was effective July 1, 2000. The interpretation requires that any options granted to non-employees of the Company after December 15, 1998 be accounted for under statement of Financial Accounting Standard No. 123. As of February 3, 2001 there were 77,500 options issued by the Company to non-employees.

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

Fair Value of Financial Instruments
-----------------------------------

The carrying amounts of all receivables, payables and accrued expenses approximate fair value due to the short-term nature of such instruments. The carrying amount of the revolving credit facility approximates fair value due to the floating rate of interest on such instrument. The senior subordinated convertible pay-in-kind notes were sold to affiliates. There is no current market for these notes and therefore a fair market value is not available.

Derivatives
-----------

The Company currently does not have or use derivative instruments.

New Accounting Pronouncements
-----------------------------

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards FAS 133, "Accounting for Derivative Instruments and Hedging Activities," effective beginning in the first quarter of 2000. FAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires companies to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. FAS 133 was amended by Standard FAS No. 137 which defers the effective date of the FAS 133 to all fiscal quarters of fiscal years beginning after June 15, 2000. FAS No. 133 is effective for our first fiscal quarter in the year 2001 and will not have a material effect on the Company's financial position.

In April 2001, the Emerging Issues Task Force (EITF) of the FASB reached a consensus on issue No. 00-14, "Accounting for Certain Sales Incentives," which requires the cost of certain sales incentives, such as coupons, to be classified as a reduction of revenue. The Company's policy with respect to coupons complies with EITF No. 00-14 and, therefore, does not anticipate any impact on its financial statements.

NOTE 2:  INVESTMENT IN RIGHTSTART.COM:
-------------------------------------

On October 10, 2000, RightStart.com issued 1.6 million shares of common stock to a new investor (the "October Investor") and 0.4 million shares of common stock to an existing minority investor. The new issuance represented 18% of the shares outstanding after the issuance. Consequently, the percentage of common stock ownership of RightStart.com by the Company was reduced from 60.2% to 49.4%. The October Investor received a seat on the Board of Directors of RightStart.com. The current Board of Directors of RightStart.com is comprised of the October Investor, a representative of one of RightStart.com's original minority investors, an affiliate of the Company and the chief executive officer of RightStart.com who is also the chief executive officer of the Company. Additionally, the October Investor and existing investors other than the Company received certain participatory rights in the management of RightStart.com. The sale of common stock and the associated corporate actions result in RightStart.com being accounted for under the equity method of accounting and no longer consolidated with the Company.

Accordingly, financial statements as of and for the period ended February 3, 2001 are presented on an unconsolidated basis retroactive to the beginning of the fiscal year.

The operating losses of RightStart.com have been shown as a loss on investment. In connection with the deconsolidation of RightStart.com, the Company carries its investment in RightStart.com at zero. Due to the lack of available capital for internet retailers and the uncertainty surrounding the ongoing viability of RightStart.com, the Company has provided an allowance for the potential uncollectability of $400,000 in connection with amounts owed by RightStart.com to the Company under the Management Services Agreement. We are not obligated or committed, and do not intend, to fund any operating losses or obligations of RightStart.com.

Under the equity method of accounting, the carrying value of an investment is normally adjusted on a periodic basis to recognize the investor's share of earnings and losses of the investee. The carrying value, however, generally is not reduced below zero and in that situation the equity method is, in effect, suspended. Accordingly, the Company will only make future adjustments to the carrying value of its investment in RightStart.com if and when RightStart.com reports net income in excess of its accumulated net losses during the period the equity method of accounting has been suspended, or if the Company makes additional realizable advances to, or investments in, RightStart.com.


NOTE 3 -  OPERATING RESULTS AND RISKS:
-------------------------------------

Historically, the Company has incurred losses and may incur losses in Fiscal 2001. The Company believes that its current cash on hand at February 3, 2001, cash flow from operations and the New Credit Facility (see Note 5) will allow it to maintain its operations, fund working capital and capital expenditures for at least the next twelve months. The Company's needs for additional funding will depend upon several factors, including but not limited to, generating sufficient cash flow from operations and the opening of new stores. If additional capital is required to grow its business or execute its business plan, the Company may seek to raise additional equity or incur additional debt. Although there can be no assurance given that adequate funds will be available to the Company on acceptable terms, the Company has historically been able to raise equity and debt financing to continue its operations and fund its growth.


NOTE 4 - PROPERTY, FIXTURES AND EQUIPMENT, NET:
----------------------------------------------

                                              February 3,   January 29,
                                                 2001          2000
                                              -----------   -----------

Property, fixtures and equipment, at cost:
     Fixtures and equipment                   $ 5,310,000   $ 5,623,000
     Leaseholds and leasehold improvements      9,673,000     8,770,000
     Computer software                          1,035,000     2,597,000
                                              -----------   -----------

                                               16,018,000    16,990,000

Accumulated depreciation and amortization      (7,111,000)   (6,342,000)
                                              -----------   -----------

                                              $ 8,907,000   $10,648,000
                                              ===========   ===========

Depreciation and amortization expense for property, fixtures and equipment amounted to $2,170,000, $1,950,000 and $1,488,000 for Fiscal 2000, Fiscal 1999
and Fiscal 1998, respectively.


NOTE 5 - CREDIT AGREEMENTS:
--------------------------

The Company entered into a Loan and Security Agreement with Wells Fargo Retail Finance (the "Bank") as of January 23, 2001 (the "New Credit Facility"). A portion of the proceeds were used to retire amounts due under the Company's Former Credit Facility, which was scheduled to terminate in February 2001 and the remaining portion is available for general corporate purposes in accordance with the Company's operating budget that has been approved by the Bank (the "Budget"). The New Credit Facility consists of a standard revolving line of up to $7,000,000 under which borrowings bear interest at a rate of 0.75% over a base rate announced by Wells Fargo Bank from time to time and a special line of up to $3,000,000 under which borrowings bear interest at a rate of 1.5% over the base rate. At February 3, 2001, the Wells Fargo Bank base rate was 8.5%. For Fiscal 2000, the average interest rate on this facility was 8.5% and interest expense of $28,000 was recorded. Up to $2,000,000 of borrowings under the special line can also be converted at the Company's option to a term loan with a 5-year amortization. The New Credit Facility is secured by substantially all of the Company's assets. Availability under the standard revolving line is limited to 87.5% of net retail liquidation value of the Company's inventory or between 70% and 74% (varying over the course of the year) of the cost value of the Company's inventory, whichever is less. Availability under the special line is limited to 12.5% of net retail liquidation value of the Company's inventory or, together with amounts available under the standard revolving line, between 80% and 84% (varying over the course of the year) of the cost value of the Company's inventory, whichever is less. The Company is required to maintain average availability under the New Credit Facility of at least 85% of amounts in the Budget (calculated on a rolling two-month average basis). In addition, the Company is required to maintain a ratio of cost for inventory purchased to cost of goods sold on a trailing 3 month basis of at least 85% of amounts in the Budget and an annualized inventory turnover rate for inventory designated for the retail stores of at least 2.7 times through April 2001 and 3.0 times thereafter. The New Credit Facility also limits the Company's capital expenditures to 110% of planned expenditures in the Budget in the two 6 month periods during each fiscal year. The New Credit Facility matures on January 23, 2006.


NOTE 6 - SENIOR SUBORDINATED CONVERTIBLE PAY-IN-KIND NOTES:
----------------------------------------------------------

In September and October 2000, the Company sold a total of $3.0 million in aggregate principal amount of its Senior Subordinated Convertible Pay-in-Kind Notes due 2005 (the "Convertible Notes") to affiliated investment partnerships managed by Kayne Anderson Capital Partners, L.P.("KA Capital") The Convertible Notes bear interest at the rate of 8% per annum and are convertible into common stock at a price of $2.375 per share of common stock. Interest on the Convertible Notes is due and payable semi-annually in cash or in kind, at the Company's election, on December 1 and June 1 of each year and compounded semi-annually. The Convertible Notes are secured by a subordinated lien on substantially all of the Company's assets. The Convertible Notes rank pari passu with all other subordinated debt of the Company and holders have registration rights with respect to the Company's common stock issuable upon conversion.


NOTE 7 - MANDATORILY REDEEMABLE PREFERRED STOCK:
-----------------------------------------------

In connection with the Company's recapitalization (see Note 8), the Company issued 30,000 shares of mandatorily redeemable Series A preferred stock. The stock has a par value of $.01 per share and a liquidation preference of $100 per share; it is mandatorily redeemable at the option of the holders on May 31, 2002 at a redemption price of $100 per share or $3,000,000. The Series A preferred stock must also be redeemed by the Company upon a change of control or upon the issuance of equity securities by the Company for proceeds in excess of $15,000,000, both as defined in the Certificate of Determination for the Series A preferred stock.

The difference in the fair value of the mandatorily redeemable Series A preferred stock at the date of issuance and the redemption amount is being accreted, using the effective interest method, over the period from the issuance date to the required redemption date as a charge to retained earnings.

There are no dividends payable on the Series A preferred stock unless the Company is unable to redeem the stock at the required redemption date, at which point dividends will cumulate and accrue on a daily basis, without interest, at the rate of $15.00 per share per annum, payable quarterly.


NOTE 8 - SHAREHOLDERS' EQUITY:
-----------------------------

Series D Convertible Pay-in-Kind Preferred Stock and Warrants
-------------------------------------------------------------

In October 2000 the Company sold 44,900 shares of its Series D Convertible Pay-in-Kind Preferred Stock (the "Series D Convertible Preferred Stock") for $4.5 million, a portion of which was purchased by affiliates. The Series D Convertible Preferred Stock pays dividends at a rate of 8% per annum, has a liquidation preference of $100 per share and is convertible into common stock at the rate of $2.00 per share. The Company can cause the Series D Convertible Preferred Stock to convert after October 6, 2001 if the Company's common stock has traded at a price greater than $3.00 per share for twenty consecutive trading days. In connection with the issuance of the Series D Convertible Preferred Stock, the Company issued 449,000 warrants to purchase common shares at an exercise price of $2.00 per share of common stock. The fair value of the warrants was estimated using the Black-Scholes option pricing model and has been recorded as a reduction to the carrying value of the Series D Convertible Preferred Stock and a credit to paid in capital. Holders have registration rights with respect to the common stock issuable upon conversion of the Series D Convertible Preferred Stock and exercise of the warrants.

The Series D Convertible Preferred Stock has a pay-in-kind feature that permits the Company to pay dividends in additional securities. The Company paid its first dividends on December 1, 2000 in cash and may elect to do so in the future as well.


Recapitalization
----------------

In April 1998 the Company completed a private placement of non-interest bearing senior subordinated notes in an aggregate principal amount of $3,850,000, together with detachable warrants to purchase an aggregate of 1,925,000 shares of common stock exercisable at $2.00 per share (the "New Securities"). The New Securities were issued for an aggregate purchase price of $3,850,000 and were purchased principally by the Company's affiliates. In connection with the sale of the New Securities, the Company entered into an agreement (the "Agreement") with all of the holders of the Company's existing subordinated debt securities, representing an aggregate principal amount of $6,000,000. Pursuant to the Agreement, each holder (of new and old securities) agreed to exchange all of its subordinated debt securities, together with any warrants issued in connection therewith, for newly issued shares of preferred stock. Ten shares of newly issued preferred stock (the "Preferred Stock") were issued for each $1,000 principal amount of subordinated debt securities exchanged. The total number of shares originally issued were 30,000, 30,000 and 38,500 for Preferred Stock Series A, B and C, respectively. Holders of $3,000,000 principal amount of existing subordinated debt securities elected to receive Series A Preferred Stock which has no fixed dividend rights, is not convertible into common stock, is mandatorily redeemable by us in May 2002 and will not accrue dividends unless the Company is unable to redeem the Series A Preferred Stock at the required redemption date, at which point dividends would begin to accumulate and accrue at a rate of $15 per share per annum. Holders of $3,000,000 principal amount of subordinated debt securities elected to receive Series B convertible preferred stock, which has no fixed dividend rights and is convertible into common stock at a price per share of $3.00. Holders of the $3,850,000 principal amount of newly issued, non-interest bearing senior subordinated notes exchanged such debt securities (and the warrants issued in connection therewith) for Series C convertible preferred stock, which has no fixed dividend rights and is convertible into common stock at a price of $2.00 per share. The issuance of the shares of preferred stock occurred upon exchange of the subordinated debt securities in December 1998.

The shares of Preferred Stock are non-voting. Holders of at least a majority of the Preferred Stock acting as a class, however, must consent to certain corporate actions, including the sale of the Company, as defined in the respective Certificates of Determination. Both Series B and Series C preferred stock have a par value of $.01 per share and a liquidation preference of $100 per share. During Fiscal 2000, and Fiscal 1999, 3,500 and 10,000 shares of Series B preferred stock converted into 116,666 and 333,333 shares of common stock respectively.


NOTE 9 - INCOME TAXES:
---------------------

The provision for income taxes is comprised of the following:

                                         Year Ended
                            -------------------------------------
                            February 3,  January 29,  January 30,
                                2001         2000         1999
                            -----------  -----------  -----------
     Current provision:
       Federal
       State                  $ 78,000     $ 68,000     $ 22,000

     Deferred provision:
       Federal
       State
                            -----------  -----------  -----------
                              $  78,000    $  68,000    $  22,000
                            ===========  ===========  ===========

The Company's effective income tax rate differed from the federal statutory rate as follows:

                                                            Year Ended
                                             ----------------------------------------
                                             February 3,   January 29,   January 30,
                                                2001          2000          1999
                                             -----------   -----------   ------------
     Federal statutory rate                         34%           34%           34%
     State income taxes, net of federal
       benefit                                       5             3
     Loss on investment in RightStart.com           (7)
     Valuation allowance                           (32)          (34)          (11)
     Debt discount amortization                                                (23)
     Other                                           1            (3)
                                             -----------   -----------   ------------
      Effective income tax rate                      1%            0%            0%
                                             ===========   ===========   ============

Deferred tax (liabilities) assets are comprised of the following:

                                      February 3,     January 29,
                                          2001           2000
                                     -------------   ------------

Depreciation and amortization        $    (452,000)  $   (167,000)
Other                                     (415,000)       (27,000)

 Deferred tax liabilities                 (867,000)      (194,000)

Net operating loss carry forwards       10,676,000     12,054,000
Investment in subsidiary                   209,000
Deferred rent                              621,000        625,000
Deferred compensation                      748,000        820,000
Other reserves                             292,000         98,000
Other                                      286,000        280,000
Sales returns                                              96,000
                                     -------------   ------------

 Deferred tax assets                    12,832,000     13,973,000
                                     -------------   ------------

Valuation allowance                    (10,565,000)   (12,379,000)
                                     -------------   ------------

 Net deferred tax asset              $   1,400,000   $  1,400,000
                                     =============   ============

In evaluating the realizability of the deferred tax asset, management considered the Company's projections and available tax planning strategies. Management expects that the Company will generate $4 million of taxable income within the next 15 years to utilize the net deferred tax asset. The taxable income will be generated through a combination of improved operating results and tax planning strategies. Rather than lose the tax benefit, the Company could implement certain tax planning strategies including the sale some of its operations or a portion of the Company's ownership in RightStart.com in order to generate income to enable the Company to realize its NOL carryforwards. Based on the expected operating improvements, combined with tax planning strategies, management believes that adequate taxable income will be generated over the next 15 years in which to utilize at least a portion of the NOL carryforwards.

The Company has federal and state net operating loss carryforwards at February 3, 2001 of $28.7 million and $11.7 million, respectively. These carryforwards will expire in fiscal years ending 2002 through 2021.


NOTE 10 - EMPLOYEE BENEFITS AND STOCK OPTIONS:
---------------------------------------------

In October 1991, the Company adopted the 1991 Employee Stock Option Plan, which, as amended, covers an aggregate of 1,050,000 shares of the Company's common stock. Options outstanding under this plan have terms ranging from three to ten years (depending on the terms of the individual grant). In May 1998, certain option holders were given the right to cancel their existing options (many of which were vested) (the "Existing Options") and have new options issued to them at the fair market value on the date of grant of $3.50 per share (the "New Options). The New Options vest in accordance with the terms of the individual grants. Options to purchase 833,160 shares of common stock were issued under this plan at exercise prices ranging from $2.00 to $17.25 per share. At February 3, 2001, 529,894 of these options were exercisable. At February

3, 2001, 216,840 shares were available for future grant under this plan.

In October 1995, the Company adopted the 1995 Non-Employee Directors Option Plan, as amended, to cover an aggregate of 275,000 shares of common stock. This Plan provides for the annual issuance, to each non-employee director, of options to purchase 1,500 shares of common stock. In addition, each director is entitled to make an election to receive, in lieu of directors' fees, additional options to purchase common stock. The amount of additional options is determined using the Black-Scholes option-pricing model such that the fair value of the options issued is equivalent to the fees that the director would be otherwise entitled to receive. The amount of additional options is determined based on an independent valuation. Options issued under this plan vest on the anniversary date of their grant and upon termination of Board membership. These options expire three to five years from the date of grant. Options to purchase 200,861 shares of common stock were issued under this plan at exercise prices ranging from $2.50 to $10.46 per share, such exercise price being equal to the price of the Company's common stock on the last trading day preceding the date of grant. At February 3, 2001, 155,121 of the options issued under this plan were exercisable. At February 3, 2001, 74,140 shares were available for future grant under this plan.

In 1993, the Company adopted an employee stock ownership plan ("ESOP") and employee stock purchase plan ("ESPP") for the benefit of its employees. The ESOP is funded exclusively by discretionary contributions determined by the Board of Directors. The Company has made no contribution since April 1996. The Company matches employees' contributions to the ESPP at a rate of 50%. The Company's contributions to the ESPP amounted to $13,000, $12,000 and $14,000 in Fiscal 2000, Fiscal 1999 and Fiscal 1998, respectively.

The following table summarizes the Company's option activity through February 3, 2001:


                                                                                   Fair Value     Options         Exercisable
                                               Number of       Weighted Average    of Options   Exercisable     Weighted Average
                                                Options         Exercise Price       Granted    at Year End      Exercise Price
                                            ---------------  --------------------  -----------  ------------  --------------------
Outstanding at January 31, 1998                    326,005         $7.62                           323,921           $4.17
Granted                                            785,014          3.03             $  1.07
Canceled                                          (220,500)         7.13
                                                 ---------
Outstanding at January 30, 1999                    890,519          3.72                           148,006            7.15
Granted                                            148,270          8.20                5.31
Canceled                                            (9,999)         3.50
Exercised                                          (27,383)         5.64
                                                 ---------
Outstanding at January 29, 2000                  1,001,407          4.33                           543,937            3.75
Granted                                            136,065          3.37                3.08
Canceled                                           (78,851)         2.81
Exercised                                          (24,600)         2.50
                                                 ---------
Outstanding at February 3, 2001                  1,034,021          4.13                           685,015            3.95
                                                 =========

The following table summarizes information concerning the Company's outstanding and exercisable stock options at February 3, 2001:

                       Number           Weighted Average      Weighted Average
    Range of       Outstanding at    Remaining Contractual    Exercise Price of     Number Exercisable
Exercise Prices   February 3, 2001            Life           Options Outstanding   at February 3, 2001
----------------  -----------------           ----           --------------------  --------------------

 $2.00 -  $3.50             749,514        7.1 years                       $ 2.90               536,914
 $4.13 -  $7.88             197,653        6.6 years                         6.16                73,246
$8.50 -  $17.25              86,854        5.2 years                        10.19                74,855
                          ---------                                        ------               -------
                          1,034,021                                        $ 3.95               685,015
                          =========                                        ======               =======


The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                     Fiscal 2000     Fiscal 1999      Fiscal 1998
                                                   ---------------  --------------  ----------------
Risk-free interest rates                                  5.88%            5.27%               5.17%
Expected life (in years)                                     4                4                   4
Dividend yield                                               0%               0%                  0%
Expected volatility                                      85.06%           85.33%              76.91%
Weighted average fair value
 on grant date                                          $ 0.89           $ 5.35            $   2.28


The Company has adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). In accordance with the provisions of SFAS 123, the Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans based on the fair market value method prescribed by SFAS 123. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under their plans consistent with the methodology prescribed by SFAS 123, the Company's net loss and loss per share, including the Company's share of compensation expense related to RightStart.com's option grants for Fiscal 2000, would be increased to the pro forma amounts indicated below:

                                                                           Year Ended
                                              ------------------------------------------------------------------
                                                February 3, 2001        January 29, 2000      January 30, 1999
                                              ----------------------  --------------------  --------------------
Net loss:
   As reported                                      $7,704,000            $10,842,000             $5,680,000
   Pro forma                                         8,265,000             11,922,000              6,258,000
Basic and diluted loss per share:
   As reported                                         $  1.46                $  2.14                $  1.13
   Pro forma                                              1.48                   2.23                   1.24


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

In Fiscal 1999, 100,000 options, which vest over three years, were granted to non-employee directors at an exercise price of $7.25 and a fair value at date of grant of $8.25. The Company recorded $100,000 of deferred compensation related to these options, of which $24,000 was amortized in Fiscal 1999 and $36,000 was amortized in Fiscal 2000. Additionally, 100,000 stock options held by RightStart.com employees after the deconsolidation were valued at $57,000 and charged to non-cash compensation expense.


NOTE 11 - RELATED PARTY TRANSACTIONS:
------------------------------------

Kayne Anderson Investment Management, Inc. ("KAIM"), the general partner of KA Capital, provides certain management services to the Company and charges the Company for such services. Annual management fees of $187,500 were paid to KAIM in Fiscal 2000 and fees of $112,500 were paid in both Fiscal 1999 and Fiscal 1998. In September and October 2000, the Company sold a total of $3.0 million in aggregate principal amount of its Senior Subordinated Convertible Pay-in-Kind Notes due 2005 (the "Convertible Notes") to KA Capital (See Note 6).

In July 1999, the Company entered into a management services agreement with RightStart.com in connection with its formation. This agreement provides that the Company will supply inventory at cost plus five percent and provide certain Basic Services at cost plus 5%. Basic Services consists of various services including among others, services for personnel/human resources, benefits administration, payroll processing, insurance, tax, cash management, financial, legal, order fulfillment and collection, accounting, telecommunications, catalog production assistance and credit card processing. Inventory designated for RightStart.com is stored separately from that of the Company and is billed to RightStart.com on a weekly basis only as the merchandise is sold and shipped to RightStart.com customers. The management services agreement may be terminated in full or on a service-by-service basis by RightStart.com on 30 days written notice and by the Company, in respect to inventory, upon 90 days written notice and by either party upon the occurrence of uncured breaches and certain bankruptcy events. The sale of inventory to RightStart.com and the related cost of those sales are shown on the statement of operations. The income for Basic Services rendered under this agreement, which for Fiscal 2000 amounted to $405,000 and for Fiscal 1999 amounted to $407,000, is netted against general and administrative expenses.

As of April 12, 2001, the Company entered into Baby Registry Joint Development and Use Agreement with RightStart.com pursuant to which the Company and RightStart.com intend to jointly develop a baby registry that can be accessed by our customers and RightStart.com's customers. Upon termination of the agreement each party would be entitled to retain all code used in the jointly developed registry, as well as any database information collected, and to operate a separate registry.

NOTE 12 - OPERATING LEASES:
--------------------------

The Company leases real property and equipment under non-cancelable agreements expiring from 2001 through 2010. Certain retail store lease agreements provide for contingent rental payments if the store's net sales exceed stated levels ("percentage rents"). Certain other of the leases contain escalation clauses which provide for increases in base rental for increases in future operating cost and renewal options at fair market rental rates.

The Company's minimum rental commitments are as follows:

                Fiscal Year
                -----------
                   2001                      $ 4,689,000
                   2002                        4,476,000
                   2003                        4,249,000
                   2004                        3,434,000
                   2005                        2,388,000
                Thereafter                     1,488,000
                                             -----------
                                             $20,724,000
                                             ===========


Net rental expense under operating leases was $4,139,000, $3,584,000 and $3,233,000, for Fiscal 2000, Fiscal 1999 and Fiscal 1998, respectively. Percentage rents of $39,000 were incurred in Fiscal 2000. No percentage rents were incurred in Fiscal 1999 or Fiscal 1998.


NOTE 13 - STORE CLOSINGS:
------------------------

The Company closed two stores in Fiscal 2000 and one store in Fiscal 1999 and wrote off approximately $302,000 and $151,000, respectively, of the net book value of the assets related to the stores.


NOTE 14 - RECAPITALIZATION AND EXTRAORDINARY GAIN:
-------------------------------------------------

In connection with its recapitalization, effective April 13, 1998, the holders of the Company's $3.0 million subordinated notes and $3.0 million subordinated convertible debentures agreed to waive their right to receive any and all interest payments accrued and owing on or after February 28, 1998. This modification of terms was accounted for prospectively, from the effective date, under Statement of Financial Accounting Standards No. 15, "Accounting of Debtors and Creditors for Troubled Debt Restructurings".

The carrying amount of the subordinated notes as of April 13, 1998 was not changed as the carrying amount of the debt did not exceed the total future cash payments of $3.0 million specified by the new terms. Interest expense was computed using the effective interest method to apply a constant effective interest rate to the payable balance between the modification date of April 13, 1998, and the original maturity date of the payable in May 2000.

The total future cash payments specified by the new terms of the convertible debentures of $3,000,000 was less than the carrying amount of the liability to the debenture holders of $3,027,000; therefore, the carrying amount was reduced to an amount equal to the total future cash payments specified by the new terms and the Company recognized a gain on restructuring of payables equal to the amount of the reduction as of April 13, 1998. No interest expense was recognized on the payable for any period between the modification date of April 13, 1998 and the date the debentures were exchanged for preferred stock.

Proceeds from the Company's private placement of New Securities in the amount of $3,850,000 were used to pay off the Company's revolving line of credit.

Additionally, holders of subordinated debt and warrant securities exchanged such securities for either Series A or Series B preferred stock. The fair value of each preferred stock series was determined as of the issuance date of the stock. The difference between the fair value of the Series A preferred stock granted of $1,769,000 and the carrying amount of the related subordinated debt security's balance exchanged of $3,000,000 was recognized as a gain on the extinguishment of debt, net of transaction expenses, in the amount of $1,231,000. The difference between the fair value of the Series B preferred stock series granted of $2,812,000 and the carrying amount of the related subordinated debt security's balance plus accrued interest exchanged of $2,828,000 was recognized as a gain on the extinguishment of debt, net of transaction expenses, in the amount of $16,000 with $8,000 of the gain on the exchange of notes held by principal shareholders recorded as a credit to additional paid-in capital.
There was no gain or loss recognized on the conversion of the New Securities (See Note 8).


NOTE 15 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
----------------------------------------------------------

Changes in assets and liabilities which increased (decreased) cash are as follows:

                                                                            Year Ended
                                             ---------------------------------------------------------------------
                                                  February 3, 2001       January 29, 2000       January 30, 1999
                                             ------------------------  ---------------------  ---------------------
Accounts and other receivables                           $  (565,000)           $   (97,000)            $ (180,000)
Merchandise inventories                                     (768,000)            (3,897,000)               805,000
Other current assets                                        (201,000)               (61,000)               319,000
Other non-current assets                                     (45,000)            (1,168,000)               (48,000)
Accounts payable and accrued expenses                     (1,726,000)             5,736,000              1,040,000
Deferred rent                                                161,000                (71,000)              (176,000)
                                                         -----------            -----------             ----------
                                                         $(3,144,000)           $   442,000             $1,760,000
                                                         ===========            ===========             ==========


The changes in assets and liabilities for the year ended February 3, 2001 exclude the assets and liabilities of RightStart.com.

Supplementary disclosure of cash flow information:

                                                           Fiscal 2000        Fiscal 1999          Fiscal 1998
                                                         ----------------  ------------------  -------------------
Cash paid for income taxes                                  $  9,000            $ 11,000             $  3,000
Cash paid for interest                                       779,000             447,000              483,000


Non-cash investing and financing activities:

                                                           Fiscal 2000         Fiscal 1999         Fiscal 1998
                                                         ----------------  -------------------  ------------------
Conversion of Series B preferred stock to common stock      $328,000           $  938,000                   -
Conversion of Series C preferred stock to common stock       117,000                    -                   -
Issuance of common stock and warrants in connection
 with financing agreement                                          -              159,000                   -
Preferred dividend accretion                                 351,000              301,000             $19,000
Preferred dividend payable                                    58,000                    -                   -
Exchange of subsidiary stock for software                          -            1,243,000                   -

NOTE 16 - SEGMENT INFORMATION:
-----------------------------

The Company currently operates in one segment, which is the retail segment. The results of operations for Fiscal 2000 reflect only the retail stores. Operating results of RightStart.com are reflected as a gain (loss) on investment in RightStart.com.

The prior year consolidated financial statements included the Company and its former majority-owned subsidiary which together had two reportable segments; Direct-to-customers, which included online and catalog operations (the subsidiary), and Retail (the parent), which included activities related to retail stores. Both segments sold products to meet the needs of the parents of infants and small children. The Direct-to-customers segment also sold products directed to older children through age twelve. Current year financial statements include only operating information of the Company, which as a result of the deconsolidation of RightStart.com, has only one reportable segment. Accordingly, segment information for the current year is not presented below.

The accounting policies of the reportable segments were the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from operations before income taxes.

The Company charges a management fee on inventory transferred from the Retail segment to the Direct-to-customers segment and a fee on services provided by the Retail segment on behalf of the Direct-to-customers segment.

The Company's reportable segments had operations that offer the same or similar products but had a different method of delivery to its customers.

Segment information for Fiscal 1999 is as follows:

                                                                Direct-to-
                              Online           Catalog          Customers             Retail              Total
                          ---------------  ---------------      ---------         -----------------  -----------------
 Net sales                   $ 7,394,000       $3,642,000       $11,036,000            $38,043,000       $ 49,079,000
 Interest income                 238,000                -           238,000                      -            238,000
 Interest expense                      -                -                 -                465,000            465,000
 Depreciation                    278,000                -           278,000              1,672,000          1,950,000
 Non-cash compensation           220,000                -           220,000              1,794,000          2,014,000
 Pre-opening costs                     -                -                 -                323,000            323,000
 Minority interest                     -                -         3,000,000                      -          3,000,000
 Store closing expense                 -                -                 -                151,000            151,000
 Pre-tax loss                 (6,673,000)        (303,000)       (6,976,000)            (3,798,000)       (10,774,000)
 Total assets                  4,294,000          252,000         4,546,000             26,181,000         30,727,000
 Fixed asset additions         2,456,000                -         2,456,000              2,390,000          4,846,000

Segment information for Fiscal 1998 is as follows:

                                       Catalog                 Retail                  Total
                                 --------------------  ----------------------  ----------------------
 Net sales                                $4,736,000             $31,875,000             $36,611,000
 Interest expense                                  -                 640,000                 640,000
 Depreciation                                 18,000               1,470,000               1,488,000
 Pre-opening costs                                 -                 209,000                 209,000
 Store closing (income)                            -                (113,000)               (113,000)
 Pre-tax loss                               (126,000)             (6,743,000)             (6,869,000)
 Total assets                                252,000              17,419,000              17,671,000
 Fixed asset additions                             -               1,296,000               1,296,000


NOTE 17 - OTHER FINANCIAL DATA:
------------------------------

Allowance for Doubtful Accounts
-------------------------------

The Activity in the allowance for doubtful accounts was as follows:

                  Beginning Balance     Provision     Write-offs       Ending Balance
                ---------------------  -----------  ---------------  ------------------
Fiscal 1998                   $17,000     $ 15,000         $(5,000)            $ 27,000
Fiscal 1999                    27,000       60,000               -               87,000
Fiscal 2000                    87,000      313,000               -              400,000


Accounts payable and accrued expenses
-------------------------------------

The components of accounts payable and accrued expenses are as follows:

                                                    Fiscal 2000      Fiscal 1999
                                                  ---------------  ---------------
Accounts payable                                       $1,216,000       $4,413,000
Bank overdraft                                          1,963,000        1,570,000
Accrued payroll and related expenses                      383,000          484,000
Accrued merchandise costs                               1,188,000        1,876,000
Accrued professional fees                                 186,000          485,000
Sales returns and allowances                              120,000          175,000
Sales and use tax accruals                                223,000          235,000
Accrued interest                                           71,000           41,000
Other accrued expenses                                    287,000          287,000
                                                       ----------       ----------
                                                       $5,637,000       $9,566,000
                                                       ==========       ==========

NOTE 18 - COMMITMENTS AND CONTINGENCIES:
---------------------------------------

Future Advertising
------------------

As of February 3, 2001, the Company had commitments of approximately $30,000 for future advertising.

Leases
------

The Company is currently subleasing its corporate office in Westlake Village, California for $22,500 per month through June 30, 2001. In April 2001, the Company entered into a lease agreement effective July 1, 2001 for its new corporate headquarters in Calabasas, California. The new lease commitment is for five years at an average rental of $28,000 per month. The move to the new corporate office is expected to cost the Company approximately $50,000.

Legal Matters
-------------

We are a party to various legal actions arising in the ordinary course of business. In addition, we have been named in lawsuits against RightStart.com brought by two of RightStart.com's unsecured creditors. In the opinion of management, any claims that may arise from these actions are adequately covered by insurance, are immaterial to us or are without significant merit. We believe that the ultimate outcome of these matters will not have a material effect on our financial position or results of operations.

RIGHTSTART.COM INC.
FINANCIAL STATEMENTS AS OF FEBRUARY 3, 2001
TOGETHER WITH REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders and Board of Directors of RightStart.com Inc.:

We have audited the accompanying balance sheet of RightStart.com Inc., a Delaware corporation (the "Company"), as of February 3, 2001, and the related statements of operations, stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RightStart.com Inc. as of February 3, 2001, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1 to the financial statements, for the year ended February 3, 2001, the Company incurred a loss from operations of $12,275,000 and a net loss of $14,073,000, and at February 3, 2001, the Company had a working capital deficit of $7,499,000 and an accumulated deficit of $24,753,000 which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.



                                               GILDERMAN, JOHNSON & COMPANY, LLP

Encino, California
April 13, 2001

                              RIGHTSTART.COM INC.
                                 BALANCE SHEET
                                FEBRUARY 3, 2001

                                 ASSETS
                                 ------
Current assets:
  Cash                                                                        $     19,000
  Accounts and other receivables, net of allowance
    for doubtful accounts of $15,000                                               130,000
  Prepaid catalog expenses                                                         160,000
  Other                                                                             28,000
                                                                              ------------
    Total current assets                                                           337,000


Property and equipment, net                                                      1,602,000
Other                                                                               36,000
                                                                              ------------
                                                                              $  1,975,000
                                                                              ============
               LIABILITIES AND STOCKHOLDERS' DEFICIT
               -------------------------------------

Current liabilities:
  Accounts payable                                                            $  2,768,000
  Accrued liabilities                                                              736,000
  Due to The Right Start, Inc.                                                     397,000
  Secured bridge note                                                            2,275,000
  Secured convertible bridge note                                                1,660,000
                                                                              ------------
    Total current liabilities                                                    7,836,000
                                                                              ------------
Commitments and contingencies

Stockholders' deficit:
  Preferred stock (5,000,000 shares authorized at $0.01 par value;
    none issued or outstanding)                                                         --
  Common stock (29,120,458 shares authorized at $0.01 par value;
    11,112,000 shares issued and outstanding)                                      111,000
  Additional paid-in capital                                                    18,918,000
  Deferred compensation                                                           (137,000)
  Accumulated deficit                                                          (24,753,000)
                                                                              ------------
                                                                                (5,861,000)
                                                                              ------------
                                                                              $  1,975,000
                                                                              ============

                See accompanying notes to financial statements.

                              RIGHTSTART.COM INC.
                            STATEMENT OF OPERATIONS
                               FOR THE YEAR ENDED
                                FEBRUARY 3, 2001

Net sales                                                                      $  16,430,000

Cost of goods sold                                                                13,052,000
                                                                               -------------
  Gross profit                                                                     3,378,000

Operating expenses:
  Sales and marketing                                                              9,626,000
  General and administrative                                                       4,120,000
  Product development                                                                498,000
  Non-cash compensation                                                              536,000
  Write off of initial public offering costs                                         873,000
                                                                               -------------
                Loss from operations                                             (12,275,000)
                                                                               -------------
Other expenses:
     Interest expense, net of interest income of $58,000                           1,517,000
     Loss on disposal of property                                                    280,000
                                                                               -------------
                                                                                   1,797,000
                                                                               -------------
                  Loss before provision for income taxes                         (14,072,000)

Provision for income taxes                                                             1,000
                                                                               -------------
Net loss                                                                       $ (14,073,000)
                                                                               =============
Basic and diluted net loss per common share                                    $       (1.45)
                                                                               =============
Shares used to compute basic and net diluted loss per common share
                                                                                   9,733,000

                See accompanying notes to financial statements.

                              RIGHTSTART.COM INC.
                       STATEMENT OF STOCKHOLDERS' DEFICIT
                      FOR THE YEAR ENDED FEBRUARY 3, 2001




                                                     Common Stock         Additional
                                   Preferred     ---------------------     Paid-in        Deferred       Accumulated
                                     Stock         Shares       Amount      Capital     Compensation       Deficit        Total
                                   ----------    ----------   --------    -----------   ------------   -------------   ------------
Balance at January 29, 2000         $     --      9,100,000   $ 91,000    $17,101,000    $(595,000)    $(10,680,000)   $  5,917,000

Net proceeds from issuance of
 common stock                             --      2,000,000     20,000        443,000           --               --         463,000

Proceeds from exercise of stock
 options                                  --        12,000          --          5,000           --               --           5,000

Amortization of deferred
 compensation                             --            --          --             --      458,000               --         458,000

Compensation from stock options
 issued to non-employees                  --            --          --         78,000           --               --          78,000

Issuance of warrants in
 association with secured bridge
 financing                                --            --          --      1,291,000           --               --       1,291,000

Net loss                                  --            --          --             --           --      (14,073,000)    (14,073,000)
                                    --------     ---------    --------    -----------      -------     ------------    ------------
Balance February 3, 2001            $     --    11,112,000    $111,000    $18,918,000    $(137,000)    $(24,753,000)   $ (5,861,000)
                                    ========    ==========    ========    ===========    =========     ============    ============

                See accompanying notes to financial statements.

                              RIGHTSTART.COM INC.
                            STATEMENT OF CASH FLOWS
                               FOR THE YEAR ENDED
                                FEBRUARY 3, 2001



Cash flows from operating activities:
  Net loss                                                                           $(14,073,000)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization                                                       1,021,000
    Loss on disposal of property and equipment                                            280,000
    Write off of non current assets                                                     1,086,000
    Amortization of discount on secured bridge notes to interest expense                1,291,000
    Amortization of non-cash compensation                                                 458,000
    Compensation from stock options issued to non-employees                                78,000
    Change in operating assets and liabilities:
        Accounts and other receivables                                                     63,000
        Inventories                                                                       678,000
        Prepaid catalog expenses                                                           10,000
        Other                                                                             619,000
        Accounts payable                                                                1,800,000
        Accrued liabilities                                                              (715,000)
        Due to The Right Start, Inc.                                                     (182,000)
                                                                                     ------------
             Net cash used in operating activities                                     (7,586,000)
                                                                                     ------------

Cash flows from investing activities--
  Purchase of property and equipment                                                     (808,000)
                                                                                     ------------

Cash flows from financing activities:
  Proceeds from issuance of secured bridge notes                                        2,275,000
  Proceeds from issuance of secured convertible bridge notes                            1,660,000
  Net proceeds from the issuance of common stock                                          463,000
  Proceeds from an exercise of stock options                                                5,000
                                                                                     ------------
             Net cash provided by financing activities                                  4,403,000
                                                                                     ------------
Net decrease in cash                                                                   (3,991,000)

Cash at beginning of year                                                               4,010,000
                                                                                     ------------
Cash at end of year                                                                  $     19,000
                                                                                     ============

                See accompanying notes to financial statements.

                              RightStart.com Inc.

                         Notes to Financial Statements
                                February 3, 2001

Note 1 - Formation and Operation of the Company and Going Concern
-----------------------------------------------------------------

Organization

     RightStart.com Inc. (the "Company") is an online specialty retailer focused on high-quality developmental and educational products for children. The Company was formed in April 1999, for the purpose of engaging in electronic commerce over the Internet ("Online store"). As part of the Company's initial capitalization, The Right Start, Inc. ("The Right Start"), the Company's former majority shareholder (see note 11), contributed certain assets related to its catalog operation to the Company; thus, the Company also serves customers and generates sales through its catalog operations.

     Prior to October 10, 2000, the Company was a majority owned subsidiary of The Right Start. On October 10, 2000 the Company issued 2,000,000 shares of common stock, which decreased The Right Start ownership interest to 49.4%. The sale of common stock and associated corporate actions resulted in the Company no longer being consolidated with The Right Start (see notes 9 and 11).

Fiscal Year

     The Company's fiscal year ends on the Saturday closest to the last day of January. The most recent fiscal year which ended on February 3, 2001 ("Fiscal 2000") is comprised of fifty-three weeks.

Going Concern

     For fiscal 2000, the Company incurred a loss from operations of $12,275,000 and a net loss of $14,073,000, and at February 3, 2001, the Company had a working capital deficit of $7,499,000 and an accumulated deficit of $24,753,000 that raise substantial doubt about its ability to continue as a going concern.
In addition, the Company used cash in operations of $7,586,000.   Due to the
Company's operating losses, approximately $2.5 million of the trade accounts payable is past due at February 3, 2001. Further, the Company has no credit
facility to enhance cash flow.   In addition, the Company is in default with the
terms of its secured bridge loans (See notes 3 and 5). The Company's financial condition is discussed further in note 3.

Management's plans in regard to these items include the following:

- The Company raised $2,275,000 via a secured bridge loan in April 2000 (see note 5)

- The Company raised $1,660,000 via a secured convertible bridge note in June 2000 (see note 5)
-  The Company reduced portions of its fixed overhead expenses
- Web site maintenance and development was brought in-house in order to reduce costs
- Management revised its marketing and promotional strategy and reduced advertising expenditures
- Management intends to focus additional efforts toward engineering a profitable e-commerce business model

     There are no assurances that the Company will be able to successfully negotiate a settlement of amounts owed to certain vendors, raise additional funds and negotiate with its bridge note holders. In addition, the Company is dependent upon The Right Start for administrative and operational assistance (see note 9). There can be no assurance that the Company will be able to continue to maintain its management agreement services with The Right Start. Further, there is no assurance that management will be able to successfully maintain its presence in the e-commerce marketplace. The failure of the Company to successfully achieve one or all of the above items will have a material impact on the Company's financial position and results of operations. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Note 2 - Summary of Significant Accounting Policies
---------------------------------------------------

Revenue Recognition

     The Company recognizes revenues from product sales, net of discounts, coupon redemptions and promotional allowances when products are shipped to customers. Shipping and handling revenues and expenses are included in sales and cost of sales, respectively. For the fiscal year ended February 3, 2001 shipping and handling revenues and expenses were $969,000 and $3,773,470, respectively. The Company provides for estimated returns at the time of sale. The Company is the principal in its transactions with customers. Specifically, the Company takes title to all products sold to its customers prior to shipment. Furthermore, the Company bears credit risk and inventory risk; however, these risks are mitigated through relationships with credit card issuers and shippers.

Advertising Barter

     Advertising barter is recorded as revenue and expense when the advertising surrendered is determinable based on the Company's own historical practice of receiving cash for similar advertising from buyers unrelated to the counterparty in the barter transaction. During fiscal 2000 the Company did not record any revenue or expense related to advertising barter transactions.

Cash and Cash Equivalents

     The Company considers all highly liquid investments purchased with an original maturity date of three months or less to be cash equivalents. At various times the Company maintains cash accounts with financial institutions in excess of federally insured amounts.

Concentrations of Credit Risks, Significant Customers and Financial Instruments

     At February 3, 2001, accounts receivable were due from credit card companies and others. There was no single customer who accounted for more than 10% of the Company's revenues during any period.

     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of uncollateralized accounts receivable. Accounts receivable are unsecured and the Company is at risk to the extent such amounts become uncollectible.

Merchandise Inventory

     In connection with the Company's formation, the Company entered into a management services agreement with The Right Start (See note 9). This agreement provides, among other things, that The Right Start will supply inventory to the Company. Inventory owned by The Right Start but designated for the Company is stored separately from that of The Right Start and is billed to the Company on a weekly basis as the merchandise is sold and shipped to customers.

Prepaid Catalog Expenses

     Prepaid catalog expenses consist of the costs to produce, print and distribute catalogs. These costs are amortized over the expected sales life of each catalog, which typically does not exceed four months. Catalog production expenses of $1,235,000 were recorded in Fiscal 2000.

Long-lived Assets

     The Company periodically evaluates whether events and circumstances have occurred that indicate the remaining estimated useful lives of long-lived assets might warrant revision or that the remaining balance may not be recoverable. When factors indicate that the asset should be evaluated for possible impairment, the Company uses an estimate of the assets' undiscounted net cash flows over its remaining useful life in measuring whether the asset is recoverable. During fiscal 2000, the Company wrote off $280,000 of assets in connection with the abandonment of online stores that focused on products to kids over age 6 ("Big Kids Store"), teachers ("Learning Store") and maternity clothing ("Maternity Store").

Property and Equipment

     Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided using the straight-line method based upon the estimated useful lives of the assets, generally three to ten years. Software capitalized in connection with the Company's website is being amortized over a three-year period.

Income Taxes

     The Company accounts for income taxes using an asset and liability approach under which deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. A valuation allowance is established against deferred tax assets when it is more likely than not that all, or some portion, of such deferred tax assets will not be realized. Income and deferred taxes have been calculated for the Company on a stand-alone basis for all periods.

Advertising and Marketing

     Marketing expense consists primarily of advertising and catalog production and distribution expenses. Advertising costs are expensed as incurred or at the time of the initial print or media broadcast. Catalog costs are typically amortized over a four-month period. Advertising expenses of $5,951,000 were recorded in Fiscal 2000.

Statement of Cash Flows

     The Company prepares its statements of cash flows using the indirect method in accordance with Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows".

     Supplemental Disclosure of Cash Flow Information for Fiscal 2000 is:


          Cash paid for interest                               $        -
                                                               ==========
          Cash paid for income taxes                           $        -
                                                               ==========
     Non-cash activities:

          Issuance of warrants in connection with the sale of
           Secured Bridge Notes                                $  299,000
                                                               ----------
          Issuance of the Secured Bridge Note Contingent
           Warrants                                            $  992,000
                                                               ----------
          Amortization of non-cash compensation                $  458,000
                                                               ==========
          Compensation from stock options issued to
           non-employees                                       $   78,000
                                                               ==========

Stock-based Compensation

  Stock options issued to employees, members of the Company's board of directors and, through October 10, 2000, employees of The Right Start who provide services to the Company, are accounted for in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"); accordingly, compensation expense is recorded for options awarded to employees and directors to the extent that the exercise prices are less than the fair market value of the common stock on the date of grant when the number of options and the exercise price are fixed. The difference between the fair value of the common stock and the exercise price of the stock option is recorded as deferred compensation, which is charged to expense over the vesting period of the underlying stock option. The Company follows the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation", ("SFAS 123") (See note 7).

  In April 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB 25, which was effective July 1, 2000. The interpretation requires that any options granted to non-employees of the Company after December 15, 1998, be accounted for under SFAS 123. Due to the Company's sale of its common stock on October 10, 2000, which resulted in the percentage ownership of the Company's common stock by The Right Start to fall below 50%, employees of The Right Start are no longer considered employees of the Company. Accordingly, the Company recorded a non-cash compensation charge of $78,000 along with a corresponding credit to additional paid-in capital. As of February 3, 2001, there were 1,101,700 options issued by the Company to non-employees.

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

Comprehensive Income

  The Company has not had any items of other comprehensive income during fiscal 2000.

New Accounting Pronouncements

  In June 1999, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting For Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as "derivatives"), and for hedging activities. SFAS 133, as amended by SFAS No. 137 and SFAS No 138, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company currently does not have or use derivative instruments and management does not expect adoption of this statement to have an impact on the Company's financial position or results of operations.

  In September 2000, the FASB issued SFAS No.140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No.125." The standard is effective in 2001 and management does not expect the adoption of this standard to have a material impact on the Company's financial position or results of operations.

Loss Per Share

  The Company computes earnings or loss per share in accordance with SFAS No. 128, "Earnings Per Share" ("SFAS 128"). Under the provisions of SFAS 128, basic net income or loss per common share is computed by dividing net income or loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted per share data is computed by dividing income available to common stockholders by the weighted average number of shares outstanding plus any potential dilution that could occur if securities or other agreements to issue common stock were exercised or converted into common stock during the fiscal year. The calculation of diluted loss per common share for fiscal 2000 does not include 17,488,000 potential shares of common stock equivalents as their inclusion would be anti-dilutive.

Concentration of Vendors, Distribution and Technology Risk

   The Company outsources its distribution and fulfillment function to a third party product fulfillment provider under a short-term agreement. Although this arrangement creates a concentration in sourcing of distribution, management believes alternatives are available on similar terms and conditions. A failure of or a change in the Company's product fulfillment provider, however, could cause delays in the order fulfillment process and a possible loss of sales,
which would adversely affect operating results.   In addition, the Company is
dependent on The Right Start to sell it inventory that it needs to fulfill customer orders under a management services agreement under which the Company is in default. The Right Start has not indicated that it intends to terminate the agreement, however, it has no obligation to continue to provide such services or to provide them at the rate at which it currently provides them. Management believes that the termination of this contract will have a material adverse effect on the Company's financial position.


Note 3 - Financial Condition
----------------------------

    The Company launched its Online store on June 29, 1999. In July 1999, the Company raised approximately $13,700,000 in net proceeds from the sale of equity to venture capitalists. This money allowed the Company to hire additional staff and increase its marketing efforts. Accordingly, the Company experienced a sizable increase in sales but at the same time experienced increasing losses. On January 18, 2000, the Company filed a registration statement with the Securities Exchange Commission with respect to an offering of its common stock. On May 19, 2000, the Company withdrew this registration statement because of adverse market conditions. The Company's losses continued and therefore the Company required additional funding.

    In April 2000, the Company issued 10% secured bridge notes to affiliates (see notes 5 and 9) in the aggregate principal amount of $2,275,000 (the "Bridge Notes"), warrants to purchase 113,753 shares of common stock (the "Bridge Warrants") (see note 12) and contingent warrants to purchase approximately 9.1 million shares of the Company's common stock upon a default under the Bridge Notes (the "Contingent Warrants") (See note 12). The Bridge Notes are secured by substantially all of the Company's assets.

    In June 2000, the Company issued 10% junior secured convertible bridge notes to affiliates in the aggregate principal amount of approximately $1,660,000 (the "Convertible Bridge Notes"). The Convertible Bridge Notes are secured by a subordinate lien on substantially all of the Company's assets.

      On June 27, 2000, the Company engaged Morgan Stanley Incorporated ("Morgan Stanley") to explore potential business combinations. Concurrently, Management began to contact certain service providers and let them know that the Company was experiencing severe cash flow problems, that all future services, if not already eliminated, should be eliminated and that invoices for past services ("Unsecured Frozen Amounts") could not be paid until the Company could conclude a successful business combination or sale. The Unsecured Frozen Amounts owed to these former service providers is approximately $2,500,000.

    On October 10, 2000, the Company sold $500,000 of its common stock (see note
11) and requested an extension of the Bridge Notes and the Convertible Bridge Notes until January 18, 2001. The extensions were granted. At the same time the Company released several of its executive officers and began to obtain those services from The Right Start under the management services agreement.

  The Bridge Notes and the Convertible Bridge Notes are currently in default. The default on the Bridge Notes permits the holders of the Bridge Notes to
exercise the Contingent Warrants.   A majority of holders of the Bridge Notes
and the Convertible Bridge Notes have notified the Company that they will no longer extend the maturity date of the Bridge Notes or the Convertible Bridge Notes and have demanded that they be paid. The Company has insufficient cash to pay any of the notes. The principal amount of the Bridge Notes and the
Convertible Bridge Notes exceeds the book value of the Company assets.   As
evidenced by the results of the efforts of Morgan Stanley, it has been difficult to raise the amount of money necessary to satisfy the outstanding principal amount of the Bridge Notes and Convertible Bridge Notes. Further, the Company is unable to pay the Unsecured Frozen Amounts and has been sued by three of the creditors holding these receivables (see note 10). The Company is attempting to resolve the situation with the holders of the Bridge Notes and the Convertible
Bridge Notes. The Bridge Note holders, at any time, may elect to foreclose on the assets of the Company if no solution can be reached otherwise. The Convertible Bridge Note holders have subordinate rights to the Bridge Note holders. The Bridge Note holders have not exercised their contingent warrants.


Note 4 - Property, Plant and Equipment, net
-------------------------------------------
  The components of property and equipment at February 3, 2001 are as follows:

         Furniture and equipment                           $ 1,145,000
         Leasehold improvements                                 46,000
         Computer software                                   2,064,000
                                                           -----------
                                                             3,255,000
         Less - accumulated depreciation
            and amortization                                (1,653,000)
                                                           -----------
                                                           $ 1,602,000
                                                           ===========

  In Fiscal 2000, the Company capitalized amounts related to web site development of approximately $660,000. These costs are being amortized over 36 months. In January 2001, the Company wrote off approximately $280,000 in connection with the abandonment of its Big Kids Store, Learning Store and Maternity Store.


Note 5 - Bridge Notes Payable
-----------------------------

  In April 2000, the Company issued 10% secured bridge notes to affiliates in the aggregate principal amount of $2,275,000 (the "Bridge Notes") and warrants to purchase 113,753 shares of its common stock at an exercise price of $6.70 (the "Bridge Warrants") (see note 12). The Bridge Notes are secured by substantially all of the Company's assets. Using the Black-Scholes model, the estimated fair value of the Bridge Warrants was calculated at $299,000 and has been recorded as a reduction in the carrying amount of the Bridge Notes, with a corresponding increase in additional paid in capital. The discount on the Bridge Notes was amortized over the term of the notes as additional interest expense.
A default on the Bridge Notes permits such holders to foreclose on the assets of the Company and require the Company, to the extent it has not already done so, to issue to the holders of the Bridge Notes, additional warrants to purchase an aggregate of 9,100,220 shares (the "Contingent Warrants") at an exercise price of $0.25 per share, payable in cash or by surrender of Bridge Notes (see note
12). If the Contingent Warrants were converted to common stock, they would represent approximately 45.0% of the then outstanding common stock of the Company. The Bridge Notes were due and payable on January 18, 2001. As of February 3, 2001 the secured Bridge Note holders had not converted the contingent warrants to common stock.

     In June 2000, the Company issued 10% junior secured convertible bridge notes to affiliates in the aggregate principal amount of approximately $1,660,000 (the "Convertible Bridge Notes"). The Convertible Bridge Notes are subordinate to the Bridge Notes, are convertible at any time into common stock at a price of $0.25 per share and were due and payable on January 18, 2001. If the Convertible Bridge Notes were converted to common stock, they would represent approximately 37.4% of the then outstanding common stock of the Company. The Convertible Bridge Notes are secured by substantially all of the Company's assets.

     Both the Bridge Notes and the Convertible Bridge Notes are in default. The holders of the Bridge Notes and the Convertible Bridge Notes have notified the Company that they will not extend the maturity of the Bridge Notes and the Convertible Bridge Notes, respectively. As such, the Contingent Warrants were triggered for the benefit of the Bridge Note holders. Using the Black-Scholes model, the estimated fair vale of the Contingent Warrants was calculated at $992,000 and has been recorded as additional interest expense with a corresponding increase in additional paid in capital.

     If both the Contingent Warrants and the Convertible Bridge Notes were to convert to common stock they would represent approximately 58.6% of the then outstanding common stock.


Note 6 - Write off of Initial Public Offering Costs
---------------------------------------------------

     On January 18, 2000, the Company filed a registration statement with the Securities and Exchange Commission with respect to an offering of its common stock. Costs of $873,000, incurred in connection with the offering, including audit fees, legal fees, various filing fees and printer costs were deferred pending the completion of the offering. On May 19, 2000, the Company withdrew this registration statement because of adverse market conditions and expensed the deferred costs in Fiscal 2000.


Note 7 - Stock Option Plans
---------------------------

   In April 1999, the board of directors adopted the 1999 Stock Option Plan, which was approved by the Company's stockholders in June 1999. The total number of shares that can be issued under the plan is 2,031,500. The 1999 Stock Option Plan provides for the granting to employees, including officers and directors, of Incentive Stock Options ("ISO") and for the granting to employees, consultants and non-employee directors, of non-statutory stock options. Included in the options granted through February 3, 2001, are options to employees of The Right Start totaling 1,101,700 options. The Right Start employees provided services to the Company at the time the options were granted. Generally, options granted under the 1999 Stock Option Plan have a term of ten years, are nontransferable, and vest 25% on the first anniversary of grant and monthly thereafter over three years.

  The following table summarizes the Company's stock option activity during fiscal 2000:

                                                                                                        Exercisable
                                                                                                         Weighted
                                                          Weighted         Fair Value      Options        Average
                                        Number of         Average          of Options    Exercisable     Exercise
                                         Options       Exercise Price        Granted      at Year End      Price
                                      -------------    --------------     ------------  -------------    ----------
Outstanding at January 29, 2000          1,769,500             $1.09                      494,000           $.45
Granted                                    312,000               .73           .17
Canceled                                  (317,800)             1.03
Exercised                                  (12,000)              .45
                                         ---------             -----
Outstanding at February 3, 2001          1,751,700             $1.02                      842,238           $.61
                                         =========             =====


The following table summarizes information concerning the Company's outstanding and exercisable stock options at February 3, 2001:


                       Number                                   Weighted Average
                   Outstanding at       Weighted Average       Exercise Price of         Number
   Range of         February 3,             Remaining               Options             Exercisable
Exercise Prices         2001              Contractual Life        Outstanding       at February 3, 2001
---------------    ---------------      ------------------     ------------------   -------------------
     $0.45             1,420,700              8.6 years                  $0.45               758,425
     $1.90                60,000              9.4 years                   1.90                    -
     $3.75               250,000              8.8 years                   3.75                78,125
     $4.50                21,000              8.8 years                   4.50                 5,688
                       ---------                                         -----               -------
                       1,751,700                                         $1.02               842,238
                       =========                                         -----               =======


The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:


                              Risk-free interest rates             5.88%
                              Expected life (in years)                4
                              Dividend yield                          0%
                              Expected volatility                 85.06%


      Compensation expense has been recognized for options granted under the 1999 Stock Option Plan pursuant to APB 25 in the amount of $536,000 for Fiscal 2000. The estimated fair value of the stock at the grant dates were based on third party appraisals or based on the conversion price of the preferred stock into common stock. Had compensation cost been determined based on the fair value of the options at the date of grant consistent with the provisions of SFAS 123, the Company's net loss would have been increased to the pro forma amount indicated below. Because options vest over several years, the pro forma result for Fiscal 2000, is not representative of the pro forma result for future years.

Net loss attributable to common stockholders:



  As Reported                  $14,073,000
  Pro Forma                    $14,080,000

Net loss per common share:
  As Reported                       $(1.45)
  Pro Forma                         $(1.45)


Note 8 - Income Taxes
---------------------

   As of February 3, 2001, the Company has net operating loss carryforwards for federal income tax purposes of approximately $19,457,000 expiring through 2021 and approximately $10,415,000 for state income tax purposes expiring through 2010. Utilization of the above carry-forwards may be subject to utilization limitations, which may inhibit the Company's ability to use carry-forwards in the future.

   The income tax provision for the fiscal 2000 represents the minimum state taxes due in California.

   The deferred income tax assets as of February 3, 2001 are:


                    Net operating loss              $ 7,241,000
                    Depreciation                        (34,000)
                    Accounts payable and accrued
                       liabilities                    1,511,000
                    Deferred compensation               297,000
                    Other                                39,000
                                                    -----------
                                                      9,054,000
                    Valuation allowance              (9,054,000)
                                                    -----------
                                                    $         -
                                                    ===========

   In fiscal year 2000 the Company's valuation allowance increased by $5,533,000. The Company's provision for income taxes differs from the expected statutory tax benefit due to the change in the valuation allowance.


Note  9 - Transactions with Affiliates
--------------------------------------

    In April 2000 10% Bridge Notes each totaling $1,000,000 were sold to both Richard Kayne and Fred Kayne. Richard Kayne is the Chief Executive Officer of Kayne Anderson Capital Partners, LLP ("KACP") which is an affiliate of The Right Start. The Right Start owns 49.4% of the Company's common stock. Fred Kayne is an affiliate of The Right Start, is a member of the Company's Board of Directors, a brother of Richard Kayne and a member of the Board of Directors of The Right Start. In June 2000 10% Convertible Bridge Notes of $800,000 were sold to various investment partnerships managed by KACP, $200,000 to Fred Kayne and $486,000 to Sierra Ventures LLP. Sierra Ventures LLP holds approximately 24% of the Company's outstanding common stock and appointed a representative to one seat on the Company's Board of Directors.

    In July 1999, in connection with the formation of the Company, the Company entered into a management services agreement with The Right Start. This agreement provided that The Right Start would supply the Company with inventory during Fiscal 2000, at cost plus two percent (amended to cost plus five percent effective February 4, 2001) and provide certain basic services at cost plus five percent. Basic Services consists of various services including among others, services for personnel/human resources, benefits administration, payroll processing, insurance, tax, cash management, financial, legal, order fulfillment and collection, accounting, telecommunications, catalog production assistance and credit card processing. Inventory designated for the Company is stored separately from that of The Right Start and is billed to the Company on a weekly basis only as the merchandise is sold and shipped to its customers. The management services agreement may be terminated in full or on a service-by-service basis by the Company on 30 days written notice and by The Right Start, with respect to inventory supply services, upon 90 days written notice and by either party upon the occurrence of uncured breaches and certain bankruptcy events. The costs for the services rendered under this agreement, which for Fiscal 2000 amounted to $371,000 is included in general and administrative expenses in the accompanying statement of operations.

    The Company entered into an intellectual property agreement with The Right Start, dated as of July 9, 1999, pursuant to which The Right Start (i) assigned the Website IP (as defined below) and User Information (as defined below), (ii) granted a worldwide, non-exclusive, (except with respect to online usage) non-transferable, fully-paid up and royalty-free license to use the Right Start IP (as defined below) solely in connection with the Company's online and catalog retail sales of products for parents, childcare providers, infants and children and (iii) granted a perpetual, worldwide, exclusive, fully-paid up and royalty-free, unrestricted sublicense and right to use the source code and object code and certain other intellectual property owned by Guidance Solutions, which the Company engaged to develop the website located at www.rightstart.com. Pursuant to the intellectual property agreement, the Company granted to The Right Start a worldwide, non-exclusive, fully-paid up and royalty-free license to use the Website IP and User Information solely in connection with its retail sales of parents', childcare, infants' and children's products (other than through online or catalog sales). "Website IP" is defined as all files, text, graphics, graphics files in any file format, images, artwork, audio files, audiovisual materials and e-commerce and database applications provided by third parties or The Right Start or created by or for the Company in connection with its website and certain copyright registrations, all domain names, all trademarks, all service marks, all trade dress, all logos, all brands and designs, all trade names, all Internet domain names, all metatags and hyperlinks used in connection with the Company's website and the online and catalog retailing of parents', childcare, infants' and children's products. "Right Start IP" is defined as all lists of customers and prospective customers used in connection with The Right Start's retail sales of infants' and children's products other than through online or catalog sales. "User Information" is defined as all information with respect to the use and users of the Company's website, including all catalog customer lists of The Right Start or the Company that existed on July 9, 1999.

    The intellectual property agreement is perpetual unless terminated. The intellectual property agreement may be terminated by The Right Start (a) upon the occurrence of mergers, reorganizations, consolidations or other business combinations (other than with an affiliate or financial advisor) as a result of which the Company's stockholders immediately prior to such transaction hold less than 50% of the Company's voting power and in which the acquirer is a direct competitor to The Right Start and (b) upon the occurrence of a material breach by the Company that is not cured within 30 business days of receipt of written notice from The Right Start. The Company may terminate the intellectual property agreement upon the occurrence of a material breach by The Right Start that is not cured within 30 days of receipt of written notice from the Company. After termination, the Company is automatically granted a license with respect to (i) customer information and (ii) the Right Start IP, in each case used by the Company at the time of termination. The Right Start is similarly granted an automatic license with respect to User Information used by The Right Start at the time of termination. These post-termination licenses are terminable if, in the opinion of a independent recognized arbitrator, the licensee has engaged in activity that would substantially harm the image of the owner of the licensed intellectual property, substantially diminish the value of such party's intellectual property rights or the "Right Start" name.

    The Company has entered into indemnification agreements with certain of its directors and executive officers which may, among other things, require it to indemnify such persons against liabilities that may arise by reason of such persons' status as directors or executive officers for the Company, other than liabilities arising from willful misconduct of a culpable nature, and to advance such persons' expenses incurred as a result of any proceeding against them as to which they could be indemnified.

   For other transactions with affiliates see note 15 - Subsequent Event.

Note 10 - Commitments and Contingencies
---------------------------------------


Future Advertising
   The Company has no commitments for future advertising but has traded advertising services with Nestle.
Leases

   Since May 1, 1999 the Company has sub-leased office space from The Right Start on a month-to-month basis. Rent expense under this sub-lease totaled $150,000 for Fiscal 2000. The Company has no long-term lease obligations.

Legal Matters

   The Company is a party to various legal actions arising in the ordinary course of business. The Company has been sued by three of its unsecured creditors who provided advertising services - for which they have not received payment. Total damages sought from these three unsecured creditors are
$431,000.   Management has attempted to reach settlement with these unsecured creditors without success to date and intends to pursue its available defenses to their claims.


Note 11 - Common Stock
----------------------

    On October 9, 2000 the Board of Directors of the Company authorized an increase in the number of authorized shares form 20,000,000 to 29,120,458.

    On October 10, 2000, the Company issued 1.6 million shares of common stock to a new investor (the "October Investor") and 400,000 shares of common stock to
an existing minority investor.   The Company used the $500,000 of net proceeds
it received to fund operations. The new issuance represented 18% of the Company's shares outstanding and reduced the percentage ownership of its common stock by The Right Start from 60.2% to 49.4%. The October Investor received a seat on the Company's Board of Directors. The Company's current Board of Directors is comprised of the October Investor, a representative of one of the Company's original minority investors, an affiliate of the Company and the chief executive officer of the Company who is also the chief executive officer of The Right Start. Additionally, the October Investor and existing investors other than The Right Start received certain participatory rights in the management of the Company. The sale of common stock and the associated corporate actions resulted in the Company no longer being consolidated with The Right Start.


Note 12 - Warrants
------------------

  During fiscal 1999, in connection with the issuance and conversion of the Company's convertible preferred stock, the Company issued warrants to purchase 347,000 shares at an exercise price of $4.50 per share exercisable for five years and expiring in 2004. Also, during fiscal 1999 the Company granted 136,500 warrants to a third party vendor to purchase common stock at $11.25 per share exercisable for five years and expiring in 2004. These warrants were issued in connection with entering into a strategic alliance. During fiscal 1999 the Company valued the 136,500 warrants at $337,000, using the Black-Scholes pricing model, and amortized the value of the warrants over a three year period. During fiscal 2000 the strategic alliance was terminated and the Company wrote off the remaining value of the warrants, $226,000, to the statement of operations.

  In connection with the issuance of the Bridge Notes in April 2000, the Company issued 113,753 warrants. The warrants are valued at $299,000, using the Black-Scholes pricing method. The full value of these warrants is included in additional paid in capital in the accompanying statement of shareholders deficit.

  In connection with the event of default on the Company's Bridge Note warrants to purchase 9,100,220 of common stock at $.25 per share have been issued to the Bridge Note holders. The warrants are valued at $992,000, using the Black-Scholes pricing method. The full value of these warrants is included in additional paid in capital in the accompanying statement of shareholders deficit.


Note 13 - Employee Benefit Plan
-------------------------------

  The Company currently maintains a defined contribution (401(k)) plan for its employees. All employees that are at least 21 years of age with three months of service may contribute to the Plan. At this time, the Company provides no employer match.


Note 14 - Other Financial Data
------------------------------

Allowance for Doubtful Accounts

The activity in the allowance for doubtful accounts for fiscal year ended 2000 is as follows:

         Beginning
          Balance         Provision      Write-offs        Ending Balance
        -----------      -----------   --------------    ------------------
          $89,000              --           74,000             $15,000

Accrued liabilities

The details of accrued liabilities as of February 3, 2001 is as follows:


        Sales returns and allowances              $ 37,000
        Accrued interest                           284,000


        Accrued professional fees                   54,000
        Sales taxes payable                         54,000
        Accrued expenses                           179,000
        Accrued marketing                           79,000
        Accrued salaries                            49,000


Note 15 - Segment Reporting
---------------------------

  The Company operates in a single operating segment: retail sales of consumer products. The Company has no organization structure dictated by product lines, geography or customer type.


Note 16 - Subsequent Event
--------------------------

  As of April 12, 2001, the Company entered into Baby Registry Joint Development and Use Agreement with The Right Start pursuant to which the Company and The Right Start intend to jointly develop a baby registry that can be accessed by the Company's customers and The Right Start's customers. Upon termination of the agreement each party would be entitled to retain all code used in the jointly developed registry, as well as any database information collected to the date of such termination and to operate a separate registry.