Form 10-Q
period 2001-05-05
RIGHT START INC /CA
filed 2001-06-18
CIK 878720

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    Form 10-Q



(Mark one)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 05, 2001

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from to_______________


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

Common Stock Outstanding as of June 5, 2001 - 5,617,275 shares.

                              THE RIGHT START, INC.

                               INDEX TO FORM 10-Q
                          FOR THE THIRTEEN WEEK PERIOD
                               ENDED MAY 05, 2001




                         PART I - FINANCIAL INFORMATION


Item 1.       Financial Statements (unaudited):
              Balance Sheets                                                  3
              Statements of Operations                                        4
              Statements of Cash Flows                                        5
              Notes to Financial Statements                                   6


Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                             9


Item 3.       Quantitative and Qualitative Disclosures About Market Risk     12



                           PART II - OTHER INFORMATION


Item 6.       Exhibits and Reports on Form 8-K                               13


SIGNATURES                                                                   14

                                         THE RIGHT START, INC.
                                             BALANCE SHEETS

                                                                     May 5, 2001         February 3, 2001
                                                                 ----------------    --------------------
                                    ASSETS                          (unaudited)

Current assets:
     Cash and cash equivalents                                    $       226,000     $           254,000
     Accounts and other  receivables, net of allowance for doubtful
        accounts of $500,000 and $400,000, respectively                 1,087,000                 552,000
     Merchandise inventories                                            9,993,000               9,784,000
     Other current assets                                               1,166,000               1,160,000
                                                                  ----------------    --------------------
         Total current assets                                          12,472,000              11,750,000

Noncurrent assets:
     Property, plant and equipment, net                                 8,845,000               8,907,000
     Deferred income tax asset                                          1,400,000               1,400,000
     Other noncurrent assets                                              184,000                 177,000
                                                                  ----------------    --------------------

                                                                  $    22,901,000     $        22,234,000
                                                                  ================    ====================


                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses                        $     6,980,000     $         5,637,000
                                                                  ----------------    --------------------
         Total current liabilities                                      6,980,000               5,637,000

Revolving line of credit, due January 2006                              5,746,000               4,945,000
Senior subordinated convertible pay-in-kind notes                       3,000,000               3,000,000
Deferred rent                                                           1,513,000               1,489,000

Commitments and contingencies

Mandatorily redeemable preferred stock Series A,
     $3,000,000 redemption value; due May 2002                          2,536,000               2,439,000

Shareholders' equity:
     Convertible preferred stock, $100 liquidation preference,
        $0.01 par, 25,000,000 authorized
     Series B; 16,500 issued and outstanding                            1,547,000               1,547,000
     Series C; 37,333 issued and outstanding                            3,733,000               3,733,000
     Series D; 44,900 issued and outstanding                            4,045,000               4,045,000
     Common stock 25,000,000 shares authorized
         at no par value; 5,617,275  issued and outstanding            22,730,000              22,730,000
     Paid in capital                                                   16,976,000              17,000,000
     Accumulated deficit                                              (45,905,000)            (44,331,000)
                                                                  ----------------    --------------------
         Total shareholders' equity                                     3,126,000               4,724,000
                                                                  ----------------    --------------------

                                                                  $    22,901,000     $        22,234,000
                                                                  ================    ====================

                             THE RIGHT START, INC.
                           STATEMENTS OF OPERATIONS
                                  (unaudited)



                                                    Thirteen weeks ended
                                              ----------------------------------
                                              May 5, 2001         April 29, 2000
                                              ----------------    --------------
Net sales:
     Retail                                   $    11,004,000     $  10,329,000
     Sales to RightStart.com                        1,718,000         2,926,000
                                              ----------------    --------------
                                                   12,722,000        13,255,000
                                                 -------------    --------------

Costs and expenses:
     Cost of goods sold                             5,543,000         5,061,000
     Cost of goods sold to RightStart.com           1,718,000         2,926,000
     Operating expense, includes non-cash
      compensation of $30,000 and $11,000,
      respectively                                  4,710,000         4,045,000
     Marketing and advertising expense                144,000           249,000
     General and administrative expense             1,042,000           955,000
     Pre-opening costs                                 83,000           156,000
     Depreciation and amortization expense            636,000           540,000
                                              ----------------    --------------
                                                   13,876,000        13,932,000
                                              ----------------    --------------
Operating loss                                     (1,154,000)         (677,000)

Loss on investment in RightStart.com                        -         3,750,000
Interest expense, net                                 221,000           241,000
                                                 ------------     --------------

Loss before income taxes                           (1,375,000)       (4,668,000)
Income tax provision                                   12,000            20,000
                                                 -------------    --------------

Net loss                                      $    (1,387,000)    $  (4,688,000)
                                              ================    ==============


Basic and diluted loss per share:             $         (0.28)    $       (0.86)
                                              ================    ==============

Weighted average number of shares
     outstanding                                    5,617,275         5,542,856
                                              ================    ==============

                                      THE RIGHT START, INC.
                                     STATEMENTS OF CASH FLOWS


                                                                      Thirteen weeks ended
                                                              --------------------------------------
                                                                 May 5, 2001         April 29, 2000
                                                              ----------------    ------------------
                                                                (unaudited)          (unaudited)
Cash flows from operating activities:
      Net loss                                                $    (1,387,000)     $     (4,688,000)
      Adjustments to reconcile net loss
        to net cash provided by (used in) operating activities:
         Depreciation and amortization                                636,000               540,000
         Non-cash compensation                                         30,000                11,000
         Loss on investment in RightStart.com                               -             3,750,000
         Change in assets and liabilities affecting operations        461,000               234,000
                                                              ----------------    ------------------

             Net cash used in operating activities                   (260,000)             (153,000)
                                                              ----------------    ------------------

Cash flows from investing activities:
      Additions to property, plant and equipment                     (569,000)             (647,000)
                                                              ----------------    ------------------

             Net cash used in investing activities                   (569,000)             (647,000)
                                                              ----------------    ------------------

Cash flows from financing activities:
      Net borrowings (payments) on revolving line of credit           801,000              (208,000)
      Proceeds from common stock issued upon exercise
        of stock options                                                    -               129,000
                                                              ----------------    ------------------

             Net cash provided by (used in) financing activities      801,000               (79,000)
                                                              ----------------    ------------------


Net decrease in cash and cash equivalents                             (28,000)             (879,000)
Cash and cash equivalents at beginning of period                      254,000             1,189,000
                                                              ----------------    ------------------

Cash and cash equivalents at end of period                    $       226,000      $        310,000
                                                              ================    ==================


                              THE RIGHT START, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1:  Description of Business and Significant Accounting Policies

     The Right Start, Inc. (the "Company") is a specialty retailer of high quality developmental, educational and care products for infants and children.

     There have been no changes in the Company's significant accounting policies as set forth in the Company's financial statements for the year ended February 3, 2001. These unaudited financial statements as of May 5, 2001 and for the thirteen week period then ended have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended February 3, 2001 ("Fiscal 2000"). In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Certain reclassifications have been made to conform prior year amounts to the current year presentation.

     Operating results for the thirteen week period ended May 5, 2001 are not necessarily indicative of the results that may be expected for the year ending February 2, 2002 ("Fiscal 2001").


NOTE 2:  Investment in RightStart.com Inc.

     During the third quarter of Fiscal 2000, RightStart.com Inc.("RightStart.com"), the Company's direct to consumer affiliate, issued 2 million shares of common stock which reduced the Company's ownership interest in RightStart.com to 49.4%. The sale of common stock and associated corporate actions resulted in RightStart.com being accounted for under the equity method of accounting and no longer consolidated with the Company. Accordingly, the Company has restated Fiscal 2000 financial statements to present its results of operations and its statement of cash flows for the thirteen weeks ended April 29, 2000, on an unconsolidated basis.

     The operating losses of RightStart.com have been shown as a loss on investment in a non-consolidated subsidiary in the Company's statement of operations for the thirteen weeks ended April 29, 2000. In connection with the deconsolidation of RightStart.com, the Company recorded a gain of $3.3 million in the third quarter of Fiscal 2000 which reversed the previously recorded loss in excess of its investment and increased the Company's investment in RightStart.com to zero.

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

NOTE 3:  Per Share Data

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

                                                                         Thirteen weeks ended
                                                                         --------------------
                                                                     May 5, 2001         April 29, 2000
                                                                     -------------       -------------
Loss before extraordinary item                                       $   1,387,000       $   4,688,000
Plus:  Preferred stock accretion                                            97,000              83,000
          Series D preferred dividends                                      90,000                -
                                                                     -------------       -------------
Basic and diluted loss applicable to common shareholders             $   1,574,000       $   4,771,000
                                                                     =============       =============
Weighted average shares                                                  5,617,275           5,542,856
Loss per share, basic and diluted                                    $        0.28       $        0.86


     Certain securities of the Company were not included in the computation of diluted per share loss because to do so would have been antidilutive for the periods presented. Such securities include:

                                -----------------------------------------------
                                         Common Stock Equivalents at:
                                --------------------- -------------------------
Securities                          May 5, 2001            April 29, 2000
-----------                         -------------          ---------------
Options                               1,589,021                   979,907
Series B preferred stock                550,000                   550,000
Series C preferred stock              1,866,650                 1,866,650
Series D preferred stock              2,245,000                     -
Warrants                                479,000                     5,000


NOTE 4:  Supplemental Disclosure of Cash Flow Information

     Interest paid amounted to $136,000 and $156,000 for the thirteen weeks ended May 5, 2001 and April 29, 2000, respectively. Cash paid for income taxes was $16,000 and $1,000 for the thirteen weeks ended May 5, 2001 and April 29, 2000, respectively.


     Changes in assets and liabilities which increased (decreased) cash are as follows:

                                                  Thirteen weeks ended
                                           -------------------------------------
                                             May 5, 2001         April 29, 2000
                                             -------------       ---------------
Accounts and other receivables             $    (535,000)         $    (357,000)
Merchandise inventories                         (209,000)            (1,027,000)
Other current assets                             (11,000)               (33,000)
Other noncurrent assets                           (7,000)                 3,000
Accounts payable and accrued expenses          1,199,000              1,668,000
Deferred rent                                     24,000                (20,000)
                                             -------------       ---------------
                                            $    461,000           $    234,000
                                            ============           ============


Non-cash investing and financing activities:

                                                                  Thirteen weeks ended
                                                       ---------------------------------------

                                                              May 5, 2001       April 29, 2000
                                                              -----------       --------------
Conversion of Series B preferred stock to common stock               -               $ 328,000
Conversion of Series C preferred stock to common stock               -                 117,000
Preferred dividend accretion                                     $ 97,000               83,000
Preferred dividend payable                                         90,000               -


NOTE 5:  New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," effective beginning in the first quarter of 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires companies to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. SFAS 133 was amended by SFAS No. 137 which defers the effective date of the SFAS 133 to all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS No. 133 became effective for our first fiscal quarter in the year 2001 and did not have a material effect on the Company's financial position.

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

     In May 2001, the FASB established a transition provision in association with their review of accounting standards relating to business combinations previously issued within the Exposure Draft "Business Combinations and
Intangible Assets" in 1999 and subsequently reissued in February 2001 as "Business Combinations and Intangible Assets - Accounting for Goodwill." Among other rules stated within the transition provision, non-calendar year end companies with a year end outside the period from March 15, 2001 to December 15, 2001 will be required to continue to amortize goodwill and other related intangible assets until the beginning of their fiscal year that begins in 2002. At the transition date, companies will be required to test for goodwill impairment and any impairment charge resulting from the initial application of the new rules will be classified as a cumulative change in accounting principle. The Company is currently reviewing the proposed literature and will assess any potential impact of the final statement when it is issued.


NOTE 6:  Segment Information

     The Company currently operates in one segment, which is the retail store segment.


NOTE 7: Operating Results and Risks:

     Historically, the Company has incurred losses and may incur losses for the remainder of Fiscal 2001. The Company believes that its current cash on hand at May 5, 2001, cash flow from operations and its working capital facility will allow it to maintain its operations, fund working capital and capital expenditures for the current fiscal year. The Company's needs for additional funding will depend upon several factors, including but not limited to, generating sufficient cash flow from operations and the opening of new stores. If additional capital is required to grow its business or execute its business plan, the Company may seek to raise additional equity or incur additional debt. Although there can be no assurance given that adequate funds will be available to the Company on acceptable terms, the Company has historically been able to raise equity and debt financing to continue its operations and fund its growth.


NOTE 8:  Related Party Transactions

     Kayne Anderson Investment Management, Inc. ("KAIM"), the general partner of KA Capital, provides certain management services to the Company and charges the Company for such services. Management fees of $37,500 were paid to KAIM in both the first quarter of Fiscal 2001 and Fiscal 2000.

     The Company and RightStart.com are parties to a management services agreement. This agreement provides that the Company will supply inventory at cost plus five percent and provide certain Basic Services at cost plus 5%. Basic Services consists of various services including among others, services for personnel/human resources, benefits administration, payroll processing, insurance, tax, cash management, financial, legal, order fulfillment and collection, accounting, telecommunications, catalog production assistance and credit card processing. The sale of inventory to RightStart.com and the related cost of those sales are shown on the statements of operations. The income for Basic Services rendered under this agreement for the first quarter of Fiscal 2001 amounted to $325,000 and for the first quarter of Fiscal 2000 amounted to $116,000 and is included in general and administrative expense in the accompanying statements of operations.

NOTE 9: Recent Developments

     The Company has received a notice from Nasdaq that the Company has failed to evidence a market value of public float of at least $5.0 million for thirty consecutive trading days. Nasdaq informed the Company that it has until August 15, 2001 to regain compliance for not less than ten consecutive trading days. Failure would result in a transfer of the Company's securities to the Nasdaq SmallCap market or delisting. Should the securities be delisted by Nasdaq, it could be more difficult or more expensive for the Company to raise capital. Given the Company's current public float, the closing bid price of its common stock would need to remain above approximately $1.68 per share to meet this compliance standard.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

     When used in this report and elsewhere by management from time to time, the words "believes," "anticipates," and "expects" and similar expressions are intended to identify forward-looking statements with respect to our financial condition, results of operations and business. Certain important factors could cause actual results to differ materially from those expressed in our forward-looking statements including but not limited to competition from other children's product retailers and limitations on access to capital to fund the expansion and the growth in the number of our retail stores. Further information on potential factors that could affect our financial condition is included in our filings with the Securities and Exchange Commission, including our Form 10-K for the year ended February 3, 2001 and our Registration Statement on Form S-3 (No. 333-84319). We caution readers not to place undue reliance on forward-looking statements, which speak only as of the date of this filing. We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after that date.

Retail Store Operations

     At May 5, 2001, the Company operated 65 retail stores in 16 states throughout the United States. The stores' product mix includes a wide variety of items to meet the needs of infants, small children and their care givers, all presented within a store designed to provide a safe, baby-friendly environment for the shopping ease of new parents.


Thirteen weeks ended May 5, 2001 compared with April 29, 2000

The following table sets forth the Company's unaudited statements of operations data:

                                                                        Thirteen weeks ended
                                                     ------------------------------------------------------------

                                                              May 5, 2001                    April 29, 2000
                                                     -------------------------------    -------------------------

Retail net sales                                       $   11,004,000         100.0%      $   10,329,000    100.0%
Cost of goods sold                                          5,543,000          50.4%           5,061,000     49.0%
Operating expense                                           4,680,000          42.5%           4,034,000     39.1%
Non-cash compensation                                          30,000           0.3%              11,000      0.1%
Marketing & advertising expenses                              144,000           1.3%             249,000      2.4%
General & administrative expenses                           1,042,000           9.5%             955,000      9.3%
Pre-opening costs                                              83,000           0.8%             156,000      1.5%
Depreciation & amortization expense                           636,000           5.8%             540,000      5.2%
                                                       --------------         -----       --------------    -----
   Operating loss                                          (1,154,000)        -10.5%            (677,000)    -6.6%
Loss on investment                                                  -                          3,750,000     36.3%
Interest expense                                              221,000           2.0%             241,000      2.3%
                                                       --------------         -----       --------------    -----
   Income (loss) before provision for income taxes         (1,375,000)        -12.5%          (4,668,000)   -45.2%
Provision for income taxes                                     12,000           0.1%              20,000      0.2%
                                                       --------------         -----       --------------    -----
   Net income (loss)                                   $   (1,387,000)        -12.6%      $   (4,688,000)   -45.4%
                                                       ==============         =====       ==============    =====


     Net Sales. Retail net sales consist of gross product sales to customers net of returns. Retail net sales increased by $0.7 million, or 6.5%, from $10.3 million for the thirteen weeks ended April 29, 2000 to $11.0 million for the thirteen weeks ended May 5, 2001. The net sales growth reflects an increase in the store base from 52 stores to 65 stores offset by a 4.1% decrease in same-store sales. The primary reason for the decrease in same store sales is attributable to weak sales in our mall-based stores. On a same-store basis, mall stores were down 10.1% while street stores were up 8.1%.

     Cost of goods sold. Cost of goods sold consists primarily of the cost of products sold, inbound freight costs and inventory shrinkage costs. Retail gross margin decreased to 49.6% from 51.0% in the prior year period. This decrease is due primarily to increased freight costs.

     Operating expense. Retail operating expense consists of store operational expenses, retail personnel costs, and costs related to the distribution and warehousing of our retail merchandise. Retail operating expense was $4.7 million for the current period as compared to $4.0 million for the same period last year. The $0.7 million or 16.0% increase reflects the addition of 13 new store locations. The increase as a percent of sales is primarily due to the operating costs-to-sales ratio for new stores.

     Non-cash compensation. During the first quarter of Fiscal 2000, the Company recorded $11,000 of non-cash compensation expense associated with certain non-employee director grants. The current year reflects $8,000 related to non-employee director grants as well as $22,000 related to former employees options.

     Marketing and advertising expense. Retail marketing and advertising expense generally consists of print advertising in national and regional publications, as well as promotional mailings to our customers. Marketing and advertising expense decreased from $249,000 for the thirteen-week period ended April 29, 2000 to $144,000 for the same period this year. This decrease is primarily due to a decrease in print advertising expense.

     General and administrative expense. General and administrative expense consists primarily of the costs related to management, financial, merchandising, inventory, professional service fees and other administrative support. General and administrative expense increased by $87,000, or 9.1%, from $955,000 for the thirteen week period ended April 29, 2000 to $1,042,000 for the thirteen week period ended May 5, 2001. The current period includes $78,000 in severance charges recorded for a former executive. General and administrative expense includes net credits in the amount of $310,000 and $124,000 for the current and prior year period, respectively. These credits are the result of net billings to RightStart.com under the management services agreement. During the second half of Fiscal 2000, RightStart.com significantly reduced its staffing levels and requested that the Company increase the level of services provided.. The Company added staffing to respond to this request and, consequently, has been reimbursed at a greater level than the previous year.

     Pre-opening costs. Pre-opening costs consist primarily of non-recurring marketing, advertising, and other expenses related to the opening of new store locations. Pre-opening costs decreased $73,000 from $156,000 for the thirteen weeks ended April 29, 2000 to $83,000 for the current year. The primary reason for the decrease was the expense recognition for three stores in the current period versus six stores in the prior period..

     Depreciation and amortization. Depreciation and amortization expense increased $96,000 from $540,000 in the prior period to $636,000 in the current period. The increase was due to additional assets placed in service related to new store openings.

     Loss on investment. Under the equity method of accounting, the Company's loss on its investment in RightStart.com was $3.8 million in the first quarter of Fiscal 2000. Since the third quarter of Fiscal 2000, the Company's investment in Rightstart.com has been carried at zero and therefore the equity method has been suspended. No further adjustments to the investment will be made until, and if, RightStart.com reports net income in excess of its accumulated net losses or if the Company makes additional advances to, or investments in, RightStart.com.

     Interest expense. Interest expense decreased from $241,000 in the thirteen weeks ended April 29, 2000 to $221,000 for the same period this year. The decrease reflects a decrease in our average outstanding borrowings for the current period over the prior period and lower interest rates on those borrowings.

     Provision for income taxes. The provision for income taxes is related to state income taxes. No federal or state income tax benefit was recorded for either the current or prior period due to the uncertainty surrounding realizing any further tax benefits in future years.



Liquidity and Capital Resources

General

     We entered into a Loan and Security Agreement with Wells Fargo Retail Finance (the "Bank") as of January 23, 2001 (the "New Credit Facility"). The New Credit Facility consists of a standard revolving line of up to $7,000,000 under which borrowings bear interest at a rate of 0.75% over a base rate announced by Wells Fargo Bank from time to time and a special line of up to $3,000,000 under which borrowings bear interest at a rate of 1.5% over the base rate. As of April 20, 2001, the Wells Fargo Bank base rate was 7.50%. We are required to maintain average availability under the New Credit Facility of at least 85% of amounts in our budget (calculated on a rolling two-month average basis). As of May 5, 2001, the date of our latest measuring period, our average availability is approximately 95.7% of budget amounts. As of May 5, 2001, we had approximately $5,746,000 outstanding under the New Credit Facility and aggregate availability of approximately $2,123,000. The New Credit Facility matures on January 23, 2006.

     During the first quarter, we used $260,000 in cash in our operating activities compared to $153,000 in the comparable period of Fiscal 2000. In the current year, investing activity consisted of $569,000 for fixed asset additions compared to $647,000 for fixed asset additions for the prior year. The primary sources of funds for the current period were borrowings under New Credit Facility.

     Since Fiscal 1997, our retail store operating strategy has focused on opening and operating new retail stores at street locations, while closing less profitable retail stores at mall locations. We will make capital expenditures during the upcoming fiscal year primarily in order to continue our plan of opening street-location stores. We currently plan to open 10 new stores in Fiscal 2001 and to expend approximately $125,000 on fixed assets, $25,000 on pre-opening expenses and $50,000, net of payables, on inventory for each new store. Our ability to fund our operations, open new stores and maintain compliance with our Credit Facility is dependent on our ability to generate sufficient cash flow from operations and secure other financing such as capital leases. We reported operating losses related to retail store operations for Fiscal 2000 of $3.0 million, for Fiscal 1999 of $3.3 million and for Fiscal 1998 of $2.25 million. During an economic downturn we expect to see reduced sales at our existing stores with our mall stores experiencing the largest impact. As a result, the rate at which we can execute our growth plan will depend on the extent to which we can improve operating results in the existing retail environment and bring our new stores up to expected sales rates. We continually look for ways to increase inventory turnover, obtain better payment terms from suppliers and otherwise improve our operations to accomplish these goals. We also continually consider our financing alternatives and monitor the success of our efforts to improve operating results in determining the rate at which we execute our growth strategy.

     We believe that cash flow from operations and borrowings under the New Credit Facility will provide sufficient liquidity to fund operations for at least the next twelve months. If, however, we were to pursue our growth strategy too aggressively, experience a significant decrease in cash flow from operations or be unable to obtain expected capital lease financings, we may be required to obtain additional financing.

     The Company's common stock is listed and traded on the Nasdaq National Market. As of May 5, 2001, the Company's net worth has fallen below the Nasdaq National Market's minimum-listing requirement of $4.0 million and consequently will result in the Company receiving notice from the Nasdaq that it is no longer in compliance with minimum listing standards and that its common stock is subject to de-listing. The Company will have approximately 90 days to increase its net worth above the minimum requirement prior to a final determination by Nasdaq. Although management believes there are remedies that can be accomplished during this time there can be no assurance that the remedies will be accomplished or that the Nasdaq will react favorably to the remedies. In addition, the Company has received a notice from Nasdaq that the Company has failed to evidence a market value of public float of at least $5.0 million for thirty consecutive trading days. Nasdaq informed the Company that it has until August 15, 2001 to regain compliance for not less than ten consecutive trading days. Failure would result in a transfer of the Company's securities to the Nasdaq SmallCap market or delisting. Should the securities be delisted by Nasdaq, it could be more difficult or more expensive for the Company to raise capital. Given the Company's current public float, the closing bid price of its common stock would need to remain above approximately $1.68 per share to meet this compliance standard.


Impact of Inflation

     The impact of inflation on the results of operations has not been significant during our last three fiscal years.


Seasonality

     Our business is not significantly impacted by seasonal fluctuations when compared to many other specialty retail operations. Our products are for the most part need-driven and our customer is often the end user of the products we sell as opposed to a gift giver. We do, however, experience increased sales during the Christmas holiday season, primarily in our mall stores.

Other Matters

New Accounting Requirements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," effective beginning in the first quarter of 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires companies to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. SFAS 133 was amended by SFAS No. 137 which defers the effective date of the SFAS 133 to all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS No. 133 became effective for our first fiscal quarter in the year 2001 and did not have a material effect on the Company's financial position.

     In April 2001, the Emerging Issues Task Force (EITF) of the FASB reached a consensus on issue No. 00-14, "Accounting for Certain Sales Incentives," which requires the cost of certain sales incentives, such as coupons, to be classified as a reduction of revenue. The Company's policy with respect to coupons complies with EITF No. 00-14 and, therefore, does not have any impact on its financial statements.



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

              The Company filed no reports on Form 8-K in the quarter.


The following exhibits of The Right Start, Inc. are included herein:


Exhibit Number

              There are no exhibits to be filed.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.


                                                THE RIGHT START, INC.



Date:  June 18, 2001                            /s/ JERRY WELCH
                                                   Jerry Welch
                                                   Chief Executive Officer

Date:  June 18, 2001                            /s/ RAYMOND P. SPRINGER
                                                   Raymond P. Springer
                                                   Chief Financial Officer