Form 10-Q
period 2001-08-04
RIGHT START INC /CA
filed 2001-09-17
CIK 878720

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    Form 10-Q


--------------------------------------------------------------------------------


(Mark one)
    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended August 04, 2001

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from  ________________    to  _______________



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


                26610 Agoura Road, Suite 250, Calabasas, CA 91302 (Address of
               principal executive offices) (Zip Code)

                                 (818) 707-7100
                                 --------------
              (Registrant's telephone number, including area code)

     Former address: 5388 Sterling Center Drive, Westlake Village, CA 91361
--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ____X_____          No_______


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock Outstanding as of September 4, 2001:  5,617,275 shares.

                              THE RIGHT START, INC.

                               INDEX TO FORM 10-Q
                  FOR THE THIRTEEN AND TWENTY-SIX WEEK PERIODS
                              ENDED AUGUST 04, 2001




                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements (unaudited):
         Balance Sheets                                                  3
         Statements of Operations                                        4
         Statements of Cash Flows                                        5
         Notes to Financial Statements                                   6


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                            11


Item 3.  Quantitative and Qualitative Disclosures About Market Risk     17



                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K                               18


SIGNATURES                                                              19

                                      THE RIGHT START, INC.
                                          BALANCE SHEETS

                                                         August 4, 2001            February 3, 2001
                               ASSETS                       (unaudited)
                                                         -------------------    -------------------

Current assets:

     Cash and cash equivalents                           $          229,000     $          254,000
     Accounts and other  receivables, net of allowance
      for doubtful accounts of $0 and $400,000,
      respectively                                                  891,000                552,000
     Merchandise inventories                                      8,638,000              9,784,000
     Other current assets                                         1,335,000              1,160,000
                                                         -------------------    -------------------
         Total current assets                                    11,093,000             11,750,000

Noncurrent assets:
     Property, plant and equipment, net                           8,948,000              8,907,000
     Deferred income tax asset                                    1,400,000              1,400,000
     Other noncurrent assets                                        181,000                177,000
                                                         -------------------    -------------------

                                                         $       21,622,000     $       22,234,000
                                                         ===================    ===================


                LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses               $        8,361,000     $        5,637,000
                                                         -------------------    -------------------
         Total current liabilities                                8,361,000              5,637,000

Revolving line of credit, due January 2006                        4,171,000              4,945,000
Senior subordinated convertible pay-in-kind notes                 3,120,000              3,000,000
Deferred rent                                                     1,497,000              1,489,000

Commitments and contingencies

Mandatorily redeemable preferred stock Series A,
     $3,000,000 redemption value; due May 2002                    2,636,000              2,439,000

Shareholders' equity:
     Convertible preferred stock, $100 liquidation preference,
         $0.01 par, 25,000,000 authorized
     Series B; 16,500 issued and outstanding                      1,547,000              1,547,000
     Series C; 37,333 issued and outstanding                      3,733,000              3,733,000
     Series D; 46,696 issued and outstanding                      4,225,000              4,045,000
     Common stock 25,000,000 shares authorized
         at no par value; 5,617,275  issued and outstanding      22,730,000             22,730,000
     Paid in capital                                             16,977,000             17,000,000
     Accumulated deficit                                        (47,375,000)           (44,331,000)
                                                         -------------------    -------------------
         Total shareholders' equity                               1,837,000              4,724,000
                                                         -------------------    -------------------

                                                         $       21,622,000     $       22,234,000
                                                         ===================    ===================


                       See accompanying notes to financial statements



                                           THE RIGHT START, INC.
                                          STATEMENTS OF OPERATIONS
                                                (unaudited)



                                                Thirteen weeks ended              Twenty-six weeks ended
                                            ------------------------------     ------------------------------
                                            August 4, 2001   July 29, 2000     August 4, 2001  July 29, 2000
Net sales:
     Retail                                 $  12,034,000    $  10,757,000     $  23,037,000   $   21,086,000
     Sales to RightStart.com                    1,489,000        2,191,000         3,207,000        5,117,000
                                            --------------   -------------     -------------   --------------
                                               13,523,000       12,948,000        26,244,000       26,203,000
                                            --------------   -------------     -------------   --------------

Costs and expenses:
     Cost of goods sold                         6,250,000        5,420,000        11,793,000       10,481,000
     Cost of goods sold to RightStart.com       1,489,000        2,191,000         3,207,000        5,117,000
     Operating expense, includes non-cash
         compensation of $1,000, $8,000,
         $32,000 and $19,000 respectively       4,859,000        4,209,000         9,559,000        8,253,000
     Marketing and advertising expense            163,000          296,000           308,000          545,000
     General and administrative expense         1,077,000          954,000         2,129,000        1,910,000
     Pre-opening costs                            100,000           45,000           183,000          201,000
     Depreciation and amortization expense        655,000          509,000         1,290,000        1,049,000
     Store closing expense                           -             341,000              -             341,000
                                            --------------   -------------     -------------   --------------

                                               14,593,000       13,965,000        28,469,000       27,897,000
                                            --------------   -------------     -------------   --------------
Operating loss                                 (1,070,000)      (1,017,000)       (2,225,000)      (1,694,000)

Loss on investment in RightStart.com                 -           2,247,000              -           5,996,000
Interest expense, net                             198,000          316,000           418,000          557,000
                                            --------------   -------------     -------------   --------------


Loss before income taxes                       (1,268,000)      (3,580,000)       (2,643,000)      (8,247,000)
Income tax provision                               13,000           19,000            25,000           39,000
                                            --------------   -------------     -------------   --------------

Net loss                                    $  (1,281,000)   $  (3,599,000)    $  (2,668,000)  $   (8,286,000)
                                            ==============   =============     =============   ==============


Basic and diluted loss per share:           $       (0.26)   $      (0.66)     $      (0.54)   $       (1.51)
                                            ==============   =============     =============   ==============

Weighted average number of shares
     outstanding                                5,617,275       5,614,175         5,617,275        5,614,175
                                            ==============   =============     =============   ==============


                       See accompanying notes to financial statements


                                THE RIGHT START, INC.
                              STATEMENTS OF CASH FLOWS

                                                            Twenty-six weeks ended
                                                          ----------------------------
                                                        August 4, 2001     July 29, 2000
                                                          (unaudited)       (unaudited)
                                                          -----------       -----------
Cash flows from operating activities:
   Net loss                                               $(2,668,000)      $(8,286,000)
   Adjustments to reconcile net loss
      to net cash provided by (used in)
      operating activities:
    Depreciation and amortization                          1,290,000         1,049,000
    Non-cash compensation                                     32,000            19,000
    Store closing expense                                       -              251,000
    Loss on investment in RightStart.com                        -            5,996,000
    Change in assets and liabilities affecting
     operations                                            3,416,000           552,000
                                                          -----------       -----------

      Net cash provided by (used in)
       operating activities                                2,070,000          (419,000)
                                                          -----------       -----------

Cash flows from investing activities:
   Additions to property, plant and equipment              (1,321,000)       (1,138,000)
                                                          -----------       -----------

      Net cash used in investing activities                (1,321,000)       (1,138,000)
                                                          -----------       -----------

Cash flows from financing activities:
   Net borrowings (payments) on revolving line of credit    (774,000)          966,000
   Payments on term note payable                                -             (300,000)
   Proceeds from common stock issued
      upon exercise of stock options                            -              129,000
                                                          -----------       -----------

      Net cash provided by (used in) financing activities   (774,000)          795,000
                                                          -----------       -----------


Net decrease in cash and cash equivalents                    (25,000)         (762,000)
Cash and cash equivalents at beginning of period             254,000         1,189,000
                                                          -----------       -----------

Cash and cash equivalents at end of period                  $229,000          $427,000
                                                          ===========       ===========



                       See accompanying notes to financial statements


                              THE RIGHT START, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1:  Description of Business and Significant Accounting Policies

     The Right Start, Inc. (the "Company") is a specialty retailer of high quality developmental, educational and care products for infants and children and has recently expanded its business to include educational products, toys, games, books and multimedia products for children through age 12 through the purchase by its wholly-owned subsidiary ZB Company, Inc. ("ZBCI") on September 5, 2001 of substantially all of the assets of Zany Brainy, Inc. and its affiliates (the "Zany Acquisition").

     There have been no changes in the Company's significant accounting policies as set forth in the Company's financial statements for the year ended February 3, 2001. These unaudited financial statements as of August 4, 2001 and for the thirteen and twenty-six weeks then ended have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim financial statements should be read in conjunction with the
Company's Annual Report on Form 10-K for the year ended February 3, 2001 ("Fiscal 2000"). In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Certain reclassifications have been made to conform prior year amounts to the current year presentation.

     Operating results for the thirteen and twenty-six week periods ended August 4, 2001 are not indicative of the results that may be expected for the year ending February 2, 2002 ("Fiscal 2001") because the Zany Acquisition will be included in the Fiscal 2001 results and because there may be changes in operating results in the business conducted by the Company from period to period.


NOTE 2:  Investment in RightStart.com Inc.

     During the third quarter of Fiscal 2000, RightStart.com Inc. ("RightStart.com"), the Company's direct-to-consumer affiliate, issued 2 million shares of common stock which reduced the Company's ownership interest in RightStart.com to 49.4%. The sale of common stock and associated corporate actions resulted in RightStart.com being accounted for under the equity method of accounting and no longer consolidated with the Company. Accordingly, the Company has restated Fiscal 2000 financial statements to present its results of operations and its statement of cash flows for the thirteen and twenty-six weeks ended July 29, 2000 on an unconsolidated basis.

     The operating losses of RightStart.com have been shown as a loss on investment in a non-consolidated subsidiary in the Company's statement of operations for the thirteen and twenty-six weeks ended July 29, 2000. In connection with the deconsolidation of RightStart.com, the Company recorded a gain of $3.3 million in the third quarter of Fiscal 2000 which reversed previously recorded losses in excess of its investment and increased the Company's investment in RightStart.com to zero.

     Under the equity method, the carrying value of an investment is normally adjusted on a periodic basis to recognize the investor's share of earnings and losses of the investee; however the carrying value generally is not reduced below zero and in that situation the equity method is, in effect, suspended.

     In July 2001, RightStart.com was notified by its senior lenders that they intended to foreclose and sell the underlying collateral. This foreclosure took place on August 3, 2001, with the assets being sold to Targoff-RS, LLC, an entity newly-formed to purchase such assets. At the time of the foreclosure, the Company's investment had been carried at zero and accounts receivable due from RightStart.com of $755,000, of which $90,000 was subsequently collected, leaving $665,000 as uncollectable (which uncollectable amount, which had been fully reserved, was written off). As a condition to an investment received by the Company at the time of the Zany Acquisition, in September 2001 the Company acquired Targoff-RS, LLC in exchange for preferred stock convertible into 1,800,000 shares of the Company's common stock, subject to the approval of its shareholders.


NOTE 3:  Per Share Data

     Basic per share data is computed by dividing the Company's loss available to common shareholders by the weighted average number of the Company's common shares outstanding. Diluted per share data is computed by dividing the Company's loss available to common shareholders plus income associated with dilutive securities by the weighted average number of shares outstanding plus any potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock in each period.

                               Thirteen weeks ended    Twenty-six weeks ended
                              ----------------------   ----------------------
                               August 4,    July 29,   August 4,     July 29,
                                2001          2000       2001          2000
                              ---------    ---------  ---------   ---------

Loss before extraordinary
 item                         $1,281,000   $3,599,000  $2,668,000   $8,286,000
Plus:  Preferred stock
        accretion                100,000       86,000     197,000      169,000
       Series D preferred
        dividends                 90,000         -        180,000        -
                               ---------    ---------   ---------   ---------

Basic and diluted loss
  applicable to common
  shareholders                $1,471,000   $3,685,000  $3,045,000   $8,455,000
                               =========    =========   =========    =========
Weighted average shares        5,617,275    5,614,175   5,617,275    5,614,175
Loss per share, basic and
 diluted                      $     0.26    $   0.66    $    0.54    $    1.51


     Certain securities of the Company were not included in the computation of diluted per share loss because to do so would have been antidilutive for the periods presented. Such securities include:

                        --------------------------------
                         Common Stock Equivalents at:
                        --------------------------------
Securities              August 4, 2001  July 29, 2000
----------              --------------  -------------
Options                   1,595,144        992,232
Series B preferred stock    550,000        550,000
Series C preferred stock  1,866,650      1,866,650
Series D preferred stock  2,334,800             -
Warrants                    479,000         30,000


NOTE 4:  Supplemental Disclosure of Cash Flow Information

     Interest paid amounted to $263,000 and $352,000 for the twenty-six weeks ended August 4, 2001 and July 29, 2000, respectively. Cash paid for income taxes was $17,000 and $8,000 for the twenty-six weeks ended August 4, 2001 and July 29, 2000, respectively.


     Changes in assets and liabilities which increased (decreased) cash are as follows:

                                               Twenty-six weeks ended
                                          ---------------------------------
                                            August 4, 2001   July 29, 2000
                                              ----------      ------------

Accounts and other receivables            $     (504,000)     $   254,000
Merchandise inventories                        1,146,000         (765,000)
Other current assets                            (185,000)          63,000
Other noncurrent assets                           (4,000)           7,000
Accounts payable and accrued expenses          2,955,000        1,034,000
Deferred rent                                      8,000          (41,000)
                                              ----------      ------------
                                           $   3,416,000      $   552,000
                                           =============      ===========


Non-cash investing and financing activities:

                                                Twenty-six weeks ended
                                              ---------------------------
                                              August 4, 2001   July 29, 2000
                                              ----------      ------------

Conversion of Series B preferred stock to
 common stock                                      -             $ 328,000
Conversion of Series C preferred stock to
 common stock                                      -               117,000
Preferred dividend accretion                  $  197,000           169,000
Issuance of warrants                               -                70,000
Preferred dividend payable                       180,000              -
Notes issued for interest due on senior
 subordinated convertible pay-in-kind notes      120,000              -

NOTE 5:  New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities," effective beginning in the first quarter of 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires companies to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. SFAS 133 was amended by SFAS 137 which defers the effective date of the SFAS 133 to all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 133 became effective for our first fiscal quarter in the year 2001 and did not have a material effect on the Company's financial position.

     In April 2001, the Emerging Issues Task Force (the "EITF") of the FASB reached a consensus on issue No. 00-14, "Accounting for Certain Sales Incentives," which requires the cost of certain sales incentives, such as coupons, to be classified as a reduction of revenue. The Company's policy with respect to coupons complies with EITF No. 00-14 and, therefore, it does not anticipate any impact on its financial statements.

     In June 2001, the FASB issued two new pronouncements: SFAS 141, "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets." SFAS 141
requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and that the use of the pooling-of-interests method is no longer permitted. SFAS 142 requires that upon adoption, amortization of goodwill will cease and instead the carrying value of goodwill will be evaluated for impairment at least annually using a fair value test. Other identifiable intangible assets will continue to be amortized over their useful lives and reviewed at least annually for impairment using a method appropriate to the nature of the intangible asset. The Company was required to implement SFAS 141 on July 1, 2001 and SFAS 142 at the beginning of its next fiscal year, February 3, 2002. The Company is currently evaluating the impact of the adoption of these standards and has not yet determined the effect, if any, that their adoption will have on its financial position or results of operations.


NOTE 6:  Mandatorily Redeemable Preferred Stock

     The Company issued 30,000 shares of mandatorily redeemable Series A preferred stock in December 1998. The stock has a par value of $.01 per share and a liquidation preference of $100 per share; it is mandatorily redeemable at the option of the holders on May 31, 2002 at a redemption price of $100 per share or $3,000,000 (subject to the legal availability of funds). The Series A preferred stock must also be redeemed by the Company (subject to the legal availability of funds) upon a change of control or upon the issuance of equity securities for cash by the Company resulting in net proceeds to the Company in excess of $15,000,000, both as set forth in the Certificate of Determination for the Series A preferred stock. The company has received notice from holders of the Series A preferred stock that such holders believe the Zany Acquisition triggered the mandatory redemption provisions related to the receipt of net proceeds from an equity issuance. (See Liquidity and Capital Resources for further discussion).


NOTE 7:  Segment Information

     The Company currently operates in one segment, which is the retail store segment.


NOTE 8: Operating Results and Risks

     Historically, the Company has incurred losses and may incur losses for the remainder of Fiscal 2001. The Company believes that its current cash on hand at August 4, 2001, cash flow from operations, its working capital facility and the new $115 million credit facility entered into by ZBCI (See Note 10-Zany Brainy Acquisition) will allow it to maintain its operations, fund working capital and capital expenditures for the current fiscal year. The Company's needs for additional funding will depend upon several factors, including, but not limited to, generating sufficient cash flow from operations and the opening of new stores, the expenses or savings from integration of Zany Brainy, Inc. ("Zany") into the Company's operations and the Company's dependence on independent manufacturers and suppliers and their credit terms. If additional capital is required to grow its business or execute its business plan, the Company may seek to raise additional equity or incur additional debt. There can be no assurance given that adequate funds will be available to the Company on acceptable terms.

NOTE 9:  Related Party Transactions

     Kayne Anderson Investment Management, Inc. ("KAIM"), the general partner of KA Capital, provides certain management services to the Company and charges the Company for such services. Management fees of $75,000 were paid to KAIM in both the first half of Fiscal 2001 and Fiscal 2000.

     Prior to the foreclosure on RightStart.com, the Company and RightStart.com were parties to a management services agreement. This agreement provided that the Company will supply inventory at cost plus five percent and provide certain Basic Services at cost plus five percent. Basic Services consist of various services, including, among others, services for personnel/human resources, benefits administration, payroll processing, insurance, tax, cash management, financial, legal, order fulfillment and collection, accounting, telecommunications, catalog production assistance and credit card processing. The sale of inventory to RightStart.com and the related cost of those sales are shown on the statements of operations. The income for Basic Services rendered under this agreement for the first half of Fiscal 2001 amounted to $592,000 and for the first half of Fiscal 2000 amounted to $223,000 and is included in general and administrative expense in the accompanying statements of operations. After the foreclosure, the Company provided management services to Targoff-RS, LLC on terms similar to those previously provided to RightStart.com. On September 5, 2001, the Company purchased Targoff-RS, LLC.


NOTE 10: Recent Developments

      Nasdaq Compliance

     In May 2001, the Company received notice from Nasdaq that it had failed to evidence a market value of public float of at least $5.0 million for thirty consecutive trading days. Nasdaq informed the Company that it had until August 15, 2001, to regain compliance for not less than ten consecutive trading days. Given the Company's current public float, the closing bid price of its common stock was required to remain above approximately $1.68 per share to meet this compliance standard. Failure would result in a transfer of the Company's securities to the Nasdaq SmallCap Market or delisting.


     In June 2001, the Company received notice from Nasdaq that it had failed to maintain the minimum listing standard of $4.0 million in net worth. The Company then informed Nasdaq of the Zany Acquisition (see Zany Brainy Acquisition below) and that a potential combination would result in a combined entity with substantially more net worth than the requisite minimum listing standard. In August 2001, the Company received notice from Nasdaq that its stock was to be delisted as a result of not meeting each of the two aforementioned minimum listing standards. The Company has appealed the Nasdaq staff's determination by requesting a hearing. As a result of such appeal, the delisting of Company's securities is stayed pending a decision by a Nasdaq Listing Qualifications Panel at or after a hearing scheduled for October 5, 2001. There can be no assurance the Panel will grant the Company's request for continued listing, but the Company will inform the Panel of the completion of the Zany Acquisition and the positive effect on the Company's net worth. Additionally, the Company has informed the Panel that it regained compliance with the minimum market value of public float on July 11, 2001, and that its stock price has continued to remain above the minimum bid price throughout the month of August.


      Zany Brainy Acquisition

     On September 5, 2001, ZBCI, a wholly-owned subsidiary of The Right Start, Inc., completed the acquisition of substantially all of the assets of Zany Brainy, Inc. and its affiliates (collectively, "Zany"), including 187 retail stores in 34 states, through a sale of assets and assignment of liabilities pursuant to sections 363 and 365 of the U.S. Bankruptcy Code. As consideration, ZBCI agreed to pay the following: $7.5 million in cash and 1.1 million shares of Common Stock to the Zany estate for the benefit of the unsecured creditors (the cash portion to be paid in three equal installments on December 15, 2001, February 15, 2002 and April 15, 2002); $63.8 million (excluding renewed letters of credit) to the Zany Brainy, Inc. DIP lender paid at the closing from the proceeds of the ZB Credit Facility; $2.1 million paid into an escrow at the closing for Zany management retention bonuses; and certain lesser amounts and $4.2 million which was offset by payments due to investors. Additionally, ZBCI assumed certain other liabilities estimated at $26.0 million consisting of post-petition trade payables, settlement amounts, bankruptcy-related professional fees, sales and payroll taxes, accrued salaries and employee benefit obligations and customer gift certificates and merchandise credits. In addition to the investments discussed below, the Company financed this acquisition through a new loan and security agreement allowing ZBCI to borrow up to $115 million (the "ZB Credit Facility"); which facility is secured by substantially all the assets of ZBCI and a guarantee by the Company, secured by a pledge of the stock of ZBCI held by the Company. The Company plans to maintain both the Zany and Right Start stores as separate and distinct brands although the two brands are expected to share physical space where appropriate and as permitted under the relevant leases.

     In order to fund the Zany Acquisition, the Company issued approximately 11,919 shares of its Series E Convertible Preferred Stock, par value $.01 per share ("Series E Preferred Stock") to Athanor Holdings, LLC ("Athanor") and 2,200 shares of its Series G Convertible Preferred Stock, par value $.01 per share ("Series G Preferred Stock") to certain KAIM investment affiliates for approximately $11.9 million and $5.5 million, respectively. The Series E Preferred Stock is convertible, upon approval by the Company's shareholders, into 8,334,836 shares of the Company's common stock, no par value ("Common Stock"), at an imputed price of $1.43 per share, and the Series G Preferred Stock is convertible, upon approval by the Company's shareholders, into 2,200,000 shares of Common Stock at an imputed price of $2.50 per share. Additionally, Athanor purchased $4.9 million in aggregate principal amount of the Company's 4% Subordinated Convertible Pay-in-Kind Notes due September 4, 2004 (the "Junior Notes"). The Athanor investment, if and when converted to Common Stock, represents approximately 40.5% of the fully diluted shares of the Company before giving effect to employee and director stock options. Under a stockholders' agreement between KAIM investment affiliates and Athanor and the investment agreement between the Company and Athanor, Athanor has the right to name three members to the Company's Board of Directors, one of whom is to be "independent." The stockholders' agreement also requires the KAIM investment affiliates and Mr. Fred Kayne to convert all of their holdings in the Company's Senior Subordinated Convertible Pay-in-Kind Notes ("Senior Subordinated Notes") and the Company's Series B Convertible Preferred Stock, Series C Convertible Preferred Stock and Series D Pay-in-Kind Convertible Preferred Stock to Common Stock at the time that sufficient common shares have been authorized, and the conversion feature on the newly-issued preferred stock and Junior Notes has been approved by vote of the Company's common shareholders and to vote their securities in favor of such matters.

     In addition, the Athanor investment agreement required that the Company acquire from Targoff-RS, LLC the assets it acquired in the foreclosure on RightStart.com including the online business and the Right Start catalog business (See Note 2). These assets were acquired at a price of $4.0 million for 1,800 shares of Series F Convertible Preferred Stock, no par value (the "Series F Preferred Stock"). The Series F Preferred Stock is convertible into 1,800,000 shares of Common Stock at an imputed price of $2.22 per share.

     The Company expects to file a preliminary proxy statement on or before November 15, 2001, seeking shareholder approval to increase the number of authorized shares of Common Stock from 25 million shares to 75 million shares to accommodate the conversions of the Junior Notes and the various newly-issued convertible preferred stock. The number of shares of Common Stock expected to be outstanding upon conversion of the Junior Notes and such convertible preferred stock and the issuance of shares in connection with the Zany Acquisition will amount to approximately 29 million shares. Each of the newly-issued series of convertible preferred stock entitles its holders to registration rights with respect to the underlying Common Stock.

     At August 4, 2001 the Company had not met the annualized inventory turnover rate covenant as specified in the Right Start Credit Facility and has subsequently received a waiver letter from its lender.

     The Company has learned that it will likely be made a party to a suit by Oxygen Media, LLC ("Oxygen") that seeks to recover the alleged value of cable television and internet media time allegedly provided or to be provided to the Company and RightStart.com, Inc.. The basis for the claim is a term sheet that Oxygen admits was non-binding and the actual provision of services under written orders. Oxygen asserts that the Company and RightStart.com breached an express contractual obligation to negotiate in good faith to reach an agreement that would have provided Oxygen with cash and in-kind marketing services equal to $13 million. Oxygen asserts, in the alternative, that the Company and RightStart.com owe Oxygen $720,000 under an implied-in-fact contract or for services provided. The Company believes that the breach of contract claims are without merit as to it and that the specific allegations needed to support the claims are false. Furthermore, the Company believes that the value of services provided to Oxygen exceeds the value of the services provided by Oxygen. The Company has directed legal counsel to prepare a counter-claim to recover the excess value of the services provided to Oxygen.

     Finally, the Company authorized an increase in the number of options issuable under the Company's 1991 Employee Stock Option Plan to a total of approximately 5.5 million shares of which approximately 3.7 million shares have been granted, subject to shareholder approval.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

     When used in this report and elsewhere by management from time to time, the words "believes," "anticipates," and "expects" and similar expressions are intended to identify forward-looking statements with respect to our financial condition, results of operations and business. Certain important factors could cause actual results to differ materially from those expressed in our forward-looking statements, including, but not limited to, the need for shareholder approval of certain features of the investments, competition from other retailers and potential product liability claims, potential operational or integration challenges with respect to the Zany Acquisition, changes in consumer spending and the Company's dependence on independent manufacturers and suppliers and their credit terms. We caution readers not to place undue reliance on forward-looking statements, which speak only as of the date of this filing. We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after that date.

Retail Store Operations

     At August 4, 2001, the Company operated 67 retail stores in 19 states throughout the United States. The stores' product mix includes a wide variety of items to meet the needs of infants, small children and their care givers, all presented within a store designed to provide a safe, baby-friendly environment for the shopping ease of new parents.


Thirteen weeks ended August 4, 2001 compared with July 29, 2000

     The following table sets forth the Company's unaudited statements of operations data:

                                              Thirteen weeks ended
                                    ------------------------------------------
                                       August 4, 2001         July 29, 2000
                                    ----------------------  ------------------
Retail net sales                    $12,034,000     100.0%  $10,757,000  100.0%
Cost of goods sold                    6,250,000      51.9%    5,420,000   50.4%
Operating expense                     4,858,000      40.4%    4,201,000   39.1%
Non-cash compensation                     1,000       0.0%        8,000    0.1%
Marketing & advertising expenses        163,000       1.4%      296,000    2.8%
General & administrative expenses     1,077,000       8.9%      954,000    8.9%
Pre-opening costs                       100,000       0.8%       45,000    0.4%
Store closing expense                         -                 341,000    3.2%
Depreciation & amortization expense     655,000       5.4%      509,000    4.7%
                                    -----------             -----------
   Operating loss                    (1,070,000)     -8.9%   (1,017,000)  -9.5%
Loss on investment                            -               2,247,000   20.9%
Interest expense                        198,000       1.6%      316,000    2.9%
                                    -----------             -----------

   Income (loss) before provision
    for income taxes                 (1,268,000)    -10.5%   (3,580,000) -33.3%
Provision for income taxes               13,000       0.1%       19,000    0.2%
                                    -----------             -----------
   Net income (loss)                $(1,281,000)    -10.6%  $(3,599,000) -33.5%
                                     ===========             ===========


     Net Sales. Retail net sales consist of gross product sales to customers net of returns. Retail net sales increased by $1.2 million, or 11.9%, from $10.8 million for the thirteen weeks ended July 29, 2000 to $12.0 million for the thirteen weeks ended August 4, 2001. The net sales growth reflects an increase in the store base from 53 stores to 67 stores offset by a 1.0% decrease in same-store sales. The primary reason for the decrease in same store sales is attributable to weak sales in our mall-based stores. On a same-store basis, mall stores were down 8.1% while street stores were up 10.3%.

     Cost of goods sold. Cost of goods sold consists primarily of the cost of products sold, inbound freight costs and inventory shrinkage costs. Retail gross margin decreased to 48.1% from 49.6% in the prior year period. This decrease is attributable to slightly increased freight costs, a small shift in the retail mix to lower margin items and markdowns of swimwear.

     Operating expense. Retail operating expense consists of store operational expenses, retail personnel costs, and costs related to the distribution and warehousing of our retail merchandise. Retail operating expense was $4.9 million for the current period as compared to $4.2 million for the same period last year. The $0.7 million or 15.6% increase reflects the addition of 14 new store locations. The increase as a percent of sales is primarily due to the operating costs-to-sales ratio for new stores.

     Non-cash compensation. During the second quarter of Fiscal 2000, the Company recorded $8,000 of non-cash compensation expense associated with certain non-employee director grants. The current year reflects $1,000 related to non-employee director grants.

     Marketing and advertising expense. Retail marketing and advertising expense generally consists of print advertising in national and regional publications, as well as promotional mailings to our customers. Marketing and advertising expense decreased from $296,000 for the thirteen-week period ended July 29, 2000 to $163,000 for the same period this year. This decrease is primarily due to a decrease in print advertising expense.

     General and administrative expense. General and administrative expense consists primarily of the costs related to management, financial, merchandising, inventory, professional service fees and other administrative support. General and administrative expense increased by $0.1 million, or 12.9%, from $1.0 million for the thirteen week period ended July 29, 2000 to $1.1 million for the thirteen week period ended August 4, 2001. The current period includes a $50,000 settlement related to disputed charges, $20,000 related to the corporate office move, and $3,000 in severance charges recorded for a former executive. As a percent of sales, general and administrative expense remained constant at 8.9%. General and administrative expense includes net credits in the amount of $281,000 and $99,000 for the current and prior year period, respectively. These credits are the result of net billings to RightStart.com under the management services agreement. During the second half of Fiscal 2000, RightStart.com significantly reduced its staffing levels and requested that the Company increase the level of services provided. The Company added staffing to respond to this request and, consequently, has been reimbursed at a greater level than the previous year.

     Pre-opening costs. Pre-opening costs consist primarily of non-recurring marketing, advertising, and other expenses related to the opening of new store locations. Pre-opening costs increased $55,000 from $45,000 for the thirteen weeks ended July 29, 2000 to $100,000 for the current year.

     Store closing expense. Store closing expense consists primarily of the write-off of non-recoverable assets and costs incurred in closing the store locations. In the prior year period there were two store closures for a total of $341,000.

     Depreciation and amortization. Depreciation and amortization expense increased $146,000 from $509,000 in the prior period to $655,000 in the current period. The increase is due to additional assets placed in service related to new store openings.

     Loss on investment. Under the equity method of accounting, the Company's loss on its investment in RightStart.com was $2.2 million in the second quarter of Fiscal 2000. Since the third quarter of Fiscal 2000, the Company's investment in RightStart.com has been carried at zero and the equity method has been suspended. On August 3, 2001, the senior debt holders foreclosed on
RightStart.com, its assets were sold and the Company's equity interest was extinguished.

     Interest expense. Interest expense decreased from $316,000 in the thirteen weeks ended July 29, 2000 to $198,000 for the same period this year. The decrease reflects a decrease in our average outstanding borrowings for the current period over the prior period and lower interest rates on those borrowings.

     Provision for income taxes. The provision for income taxes is related to state income taxes. No federal or state income tax benefit was recorded for either the current or prior period due to the uncertainty surrounding realizing any further tax benefits in future years.

Twenty-six weeks ended August 4, 2001 compared with July 29, 2000

     The following table sets forth the Company's unaudited statements of operations data:

                                             Twenty-six weeks ended
                                    ------------------------------------------
                                       August 4, 2001         July 29, 2000
                                    ----------------------  ------------------
Retail net sales                    $23,037,000     100.0%  $21,086,000  100.0%
Cost of goods sold                   11,793,000      51.2%   10,481,000   49.7%
Operating expense                     9,527,000      41.4%    8,234,000   39.1%
Non-cash compensation                    32,000       0.1%       19,000    0.1%
Marketing & advertising expenses        308,000       1.3%      545,000    2.6%
General & administrative expenses     2,129,000       9.3%    1,910,000    9.1%
Pre-opening costs                       183,000       0.8%      201,000    1.0%
Store closing expense                         -                 341,000    1.6%
Depreciation & amortization expense   1,290,000       5.6%    1,049,000    5.0%
                                     -----------             -----------
   Operating loss                    (2,225,000)     -9.7%   (1,694,000)  -8.0%
Loss on investment                            -               5,996,000   28.5%
Interest expense                        418,000       1.8%      557,000    2.6%
                                     -----------             -----------
   Income (loss) before provision
    for income taxes                 (2,643,000)    -11.5%   (8,247,000) -39.1%
Provision for income taxes               25,000       0.1%       39,000    0.2%
                                     -----------             -----------
   Net income (loss)                $(2,668,000)    -11.6%  $(8,286,000) -39.3%
                                     ===========             ===========


     Net Sales. Retail net sales consist of gross product sales to customers net of returns. Retail net sales increased by $2.0 million, or 9.3%, from $21.0 million for the twenty-six weeks ended July 29, 2000 to $23.0 million for the twenty-six weeks ended August 4, 2001. The net sales growth reflects an increase in the store base from 53 stores to 67 stores offset by a 2.7% decrease in same-store sales. The primary reason for the decrease in same store sales is attributable to weak sales in our mall-based stores. On a same-store basis, mall stores were down 9.1% while street stores were up 10.1%.

     Cost of goods sold. Cost of goods sold consists primarily of the cost of products sold, inbound freight costs and inventory shrinkage costs. Retail gross margin decreased to 48.8% from 50.3% in the prior year period. This decrease is due primarily to increased freight costs.

     Operating expense. Retail operating expense consists of store operational expenses, retail personnel costs, and costs related to the distribution and warehousing of our retail merchandise. Retail operating expense was $9.5 million for the current half as compared to $8.2 million for the same period last year. The $1.3 million or 15.7% increase reflects the addition of 14 new store locations. The increase as a percent of sales is primarily due to the operating costs-to-sales ratio for new stores.

     Non-cash compensation. During the first half of Fiscal 2000, the Company recorded $19,000 of non-cash compensation expense associated with certain non-employee director grants. The current year reflects $9,000 related to non-employee director grants as well as $23,000 related to former employees' options.

     Marketing and advertising expense. Retail marketing and advertising expense generally consists of print advertising in national and regional publications, as well as promotional mailings to our customers. Marketing and advertising expense decreased from $545,000 for the twenty-six-week period ended July 29, 2000 to $308,000 for the same period this year. This decrease is primarily due to a decrease in print advertising expense.

     General and administrative expense. General and administrative expense consists primarily of the costs related to management, financial, merchandising, inventory, professional service fees and other administrative support. General and administrative expense increased by $0.2 million, or 11.5%, from $1.9 million for the twenty-six week period ended July 29, 2000 to $2.1 million for the twenty-six week period ended August 4, 2001. The current period includes $81,000 in severance charges recorded for a former executive, a $50,000 settlement related to disputed charges and $20,000 related to the corporate office move. As a percentage of sales, general and administrative expense remained relatively flat at 9.2% and 9.1% for current and prior year, respectively. General and administrative expense includes net credits in the amount of $592,000 and $223,000 for the current and prior year period, respectively. These credits are the result of net billings to RightStart.com under the management services agreement. During the second half of Fiscal 2000, RightStart.com significantly reduced its staffing levels and requested that the Company increase the level of services provided. The Company added staffing to respond to this request and, consequently, has been reimbursed at a greater level than the previous year.

     Pre-opening costs. Pre-opening costs consist primarily of non-recurring marketing, advertising, and other expenses related to the opening of new store locations. Pre-opening costs decreased $18,000 from $201,000 for the twenty-six weeks ended July 29, 2000 to $183,000 for the current year.

     Store closing expense. Store closing expense consists primarily of the write-off of non-recoverable assets and costs incurred in closing the store locations. In the prior year period there were two store closures for a total of $341,000.

     Depreciation and amortization. Depreciation and amortization expense increased $0.3 million from $1.0 million in the prior period to $1.3 million in the current period. The increase is due to additional assets placed in service related to new store openings.

     Loss on investment. Under the equity method of accounting, the Company's loss on its investment in RightStart.com was $6.0 million in the first half of Fiscal 2000. Since the third quarter of Fiscal 2000, the Company's investment in RightStart.com has been carried at zero and the equity method has been suspended. On August 3, 2001, the senior debt holders foreclosed on
RightStart.com, the assets were sold and the Company's equity interest was extinguished.

     Interest expense. Interest expense decreased from $557,000 in the twenty-six weeks ended July 29, 2000 to $418,000 for the same period this year. The decrease reflects a decrease in our average outstanding borrowings for the current period over the prior period and lower interest rates on those borrowings.

     Provision for income taxes. The provision for income taxes is related to state income taxes. No federal or state income tax benefit was recorded for either the current or prior period due to the uncertainty surrounding realizing any further tax benefits in future years.


Liquidity and Capital Resources

General

     We entered  into a Loan and  Security  Agreement  with Wells  Fargo  Retail
Finance LLC (the "Bank") as of January 23, 2001 (the "Right Start Credit Facility"). The Right Start Credit Facility consists of a standard revolving line of up to $7,000,000 under which borrowings bear interest at a rate of the greater of either 8% or 0.75% over a base rate announced by Wells Fargo Bank from time to time, and a special line of up to $3,000,000 under which borrowings bear interest at a rate of the greater of either 8% or 1.5% over the base rate. As of August 29, 2001, the Wells Fargo Bank base rate was 6.50%. We are required to maintain average availability under the Right Start Credit Facility of at least 85% of amounts in our budget (calculated on a rolling two-month average basis). As of August 4, 2001, the date of our latest measuring period, our average availability is approximately 90.7% of budget amounts. As of August 4, 2001, we had approximately $4,171,000 outstanding under the Right Start Credit Facility and aggregate availability of approximately $2,828,000. The Right Start Credit Facility matures on January 23, 2006.

     The Company's wholly-owned subsidiary, ZBCI, entered into a Loan and Security Agreement with the Bank on September 5, 2001 (the "ZB Credit Facility"). The ZB Credit Facility is secured by a pledge of substantially all of the assets of ZBCI. The Company has guaranteed ZBCI's obligations under the ZB Credit Facility and secured its guarantee with a pledge of the stock of ZBCI. The ZB Credit Facility consists of a standard revolving line of up to $100 million under which borrowings bear interest, at ZBCI's election, at an initial rate of 3.5% over the London Interbank Offered Rate ("LIBOR") or 1.75% over a base rate announced by Wells Fargo Bank from time to time, and a special subline of up to $15 million under which borrowings bear interest at a rate of 14% per annum. The interest rate on the standard revolving line adjusts based on the average quarterly availability under the ZB Credit Facility to a low of 2.25% over LIBOR and 0.25% over the base rate, in each case, when availability exceeds $25 million. ZBCI is required to maintain a tangible net worth of at least $26 million as of February 2, 2002 and 85% of amounts projected in ZBCI's budget for each calendar month on or after February 28, 2002. In addition, the ZB Credit Facility limits capital expenditures for the fiscal year ending February 2, 2002 in excess of $5 million or $2.5 million in any fiscal quarter of such year and amounts approved by the Bank thereafter. ZBCI is required to keep its effective advance rate under the ZB Credit Facility (tested at month end and on December
24) below 50% from January through March of each year, 65% from April to July of each year, 70% from August through November of each year and 35% in December of each year. ZBCI may not permit the ratio of purchases to costs of goods sold (on a trailing three month basis tested at month end beginning November 30, 2001) to be less than 0.30:1.00 from January through May of each year, 0.70:1.00 for June of each year, 1.00:1.00 for July and November of each year, 1.25:1.00 for August and September of each year, 1.35:1.00 for October of each year and 0.50:1.00 for December of each year. ZBCI must maintain a minimum availability under the standard revolving line of not less than $3 million while the special subline is in effect and $5 million thereafter. ZBCI must maintain a cost value of inventory that is within 15% of ZBCI's business plan at all times. ZBCI is required to reduce outstanding advances under the special subline to $7.5 million from December 26 through April 30 of the following year and to maintain special subline advances equal to or exceeding $10 million from May 1 through December 24 of each year until the special subline is terminated.

     During the first half of Fiscal 2001, operating activities generated $2.1 million of cash compared to using $0.4 million in the comparable period of Fiscal 2000. In the current year, investing activity consisted of $1.3 million for fixed asset additions compared to $1.1 million for fixed asset additions for the prior year. Operations provided the primary source of funds for the current period.

     Since Fiscal 1997, our retail store operating strategy has focused on opening and operating new retail stores at street locations, while closing less profitable retail stores at mall locations. We will make capital expenditures during the upcoming fiscal year primarily in order to continue our plan of opening street-location stores. We currently plan to open a total of 10 new stores in Fiscal 2001 (of which we have already opened eight) and to expend approximately $125,000 on fixed assets, $25,000 on pre-opening expenses and $50,000, net of payables, on inventory for each new store. Our ability to fund our operations, open new stores and maintain compliance with the Right Start Credit Facility is dependent on our ability to generate sufficient cash flow from operations and secure other financing such as capital leases. We reported operating losses related to retail store operations for Fiscal 2000 of $3.0 million, for Fiscal 1999 of $3.3 million and for Fiscal 1998 of $2.3 million. During an economic downturn we expect to see reduced sales at our existing stores with our mall stores experiencing the largest impact. As a result, the rate at which we can execute our growth plan will depend on the extent to which we can improve operating results in the existing retail environment and bring our new stores up to expected sales rates. We continually look for ways to increase inventory turnover, obtain better payment terms from suppliers and otherwise improve our operations to accomplish these goals. We also continually consider our financing alternatives and monitor the success of our efforts to improve operating results in determining the rate at which we execute our growth strategy.

     We do not plan to open new Zany Brainy stores until next year. In addition, we expect to put Right Start boutiques in ZBCI stores, but not until next year at which time we will evaluate the availability of funds for these activities.

     The Company's Series A Mandatorily Redeemable Preferred Stock is mandatorily redeemable at its $3.0 million liquidation preference on May 31, 2002, to the extent funds are legally available. In addition, the holders of such stock have notified the Company that they believe the investments received by the Company in order to accomplish the Zany Acquisition require a mandatory redemption. The Company does not believe that mandatory redemption currently is required and believes that it would be able, if required, to accomplish a redemption without impacting its liquidity by raising additional capital. There can be no assurance, however, that such additional capital would be available on terms favorable to the Company at such time.

     We believe that cash flow from operations and borrowings under the Right Start Credit Facility and the ZB Credit Facility will provide sufficient liquidity to fund operations for at least the next twelve months. If, however, we were to pursue our growth strategy too aggressively, experience a significant decrease in cash flow from operations or be unable to obtain expected capital lease financings, we may be required to obtain additional financing.

     In May 2001, the Company received notice from Nasdaq that it had failed to evidence a market value of public float of at least $5.0 million for thirty consecutive trading days. Nasdaq informed the Company that it had until August 15, 2001, to regain compliance for not less than ten consecutive trading days. Given the Company's current public float, the closing bid price of its common stock was required to remain above approximately $1.68 per share to meet this compliance standard. Failure would result in a transfer of the Company's securities to the Nasdaq SmallCap Market or delisting.

     In June 2001, the Company received notice from Nasdaq that it had failed to maintain the minimum listing standard of $4.0 million in net worth for issuers listed as of May 1, 2001 and would be required to have shareholders' equity of $10.0 million by November 2002. The Company informed Nasdaq of the Zany Acquisition and that a potential combination would result in a combined entity with substantially more net worth than the requisite minimum listing standard. In August 2001, the Company received notice from Nasdaq that its stock was to be delisted as a result of not meeting each of the two aforementioned minimum listing standards. The Company has appealed the Nasdaq staff's determination by requesting a hearing. As a result of such appeal, the delisting of Company's securities is stayed pending a decision by a Nasdaq Listing Qualifications Panel at or after a hearing scheduled for October 5, 2001. There can be no assurance the Panel will grant the Company's request for continued listing, but the Company will inform the Panel of the completion of the Zany Acquisition and the positive effect on the Company's net worth and shareholders' equity. Additionally, the Company has informed the Panel that it regained compliance with the minimum market value of public float on July 11, 2001, and that its stock price has continued to remain above the minimum bid price throughout the month of August.

     Should the Common Stock be delisted by Nasdaq, it could be more difficult or more expensive to raise additional capital.

     On September 5, 2001, ZBCI completed the acquisition of substantially all of the assets of Zany, including 187 retail stores in 34 states, through a sale of assets and assignment of liabilities pursuant to sections 363 and 365 of the U.S. Bankruptcy Code. As consideration, ZBCI agreed to pay the following: $7.5 million in cash plus 1.1 million shares of Common Stock to the Zany estate for the benefit of the unsecured creditors (the cash portion to be paid in three equal installments on December 15, 2001, February 15, 2002 and April 15, 2002); $63.8 million (excluding renewed letters of credit) to the Zany Brainy, Inc. DIP lender paid at the closing from the proceeds of the ZB Credit Facility; $2.1 million paid at the closing into an escrow for Zany management retention bonuses; and certain lesser amounts and $4.2 million which was offset by payments due to investors. Additionally, ZBCI assumed certain other liabilities estimated at $26 million consisting of post-petition trade payables, settlement amounts, bankruptcy-related professional fees, sales and payroll taxes, accrued salaries and employee benefit obligations and customer gift certificates and merchandise credits. In addition to the investments discussed below, the Company financed the Zany Acquisition through the ZB Credit Facility. The Company plans to maintain both the Zany and Right Start stores as separate and distinct brands although the two brands are expected to share physical space where appropriate and as permitted by the relevant leases.

     In order to fund the Zany Acquisition, the Company issued approximately 11,919 shares of its Series E Preferred Stock to Athanor and 2,200 shares of its Series G Preferred Stock to certain KAIM investment affiliates for approximately $11.9 million and $5.5 million, respectively. The Series E Preferred Stock is convertible, upon approval by the Company's shareholders, into 8,334,836 shares of the Company's Common Stock, at an imputed price of $1.43 per share, and the Series G Preferred Stock is convertible, upon approval by the Company's shareholders, into 2,200,000 shares of Common Stock at an imputed price of $2.50 per share. Additionally, Athanor purchased $4.9 million in aggregate principal amount of the Junior Notes. The Athanor investment, if and when converted to Common Stock, represents approximately 40.5% of the fully diluted shares of the Company before giving effect to employee and director stock options. Under a stockholders' agreement between KAIM investment affiliates and Athanor and the investment agreement between the Company and Athanor, Athanor has the right to name three members to the Company's Board of Directors, one of whom is to be considered "independent." The stockholders' agreement also requires the KAIM investment affiliates and Mr. Fred Kayne convert all of their holdings in the Company's Senior Subordinated Notes and the Company's Series B Convertible Preferred Stock, Series C Convertible Preferred Stock and Series D Pay-in-Kind Convertible Preferred Stock to Common Stock at the time that sufficient common shares have been authorized, and the conversion feature on the newly-issued preferred stock and Junior Notes has been approved by vote of the Company's common shareholders and to vote their securities in favor of such matters.

     In addition, the Athanor investment agreement required that the Company acquire from Targoff-RS, LLC the assets it acquired in the foreclosure on RightStart.com including the online business and the Right Start catalog business (See Note 2). These assets were acquired at a price of $4.0 million for 1,800 shares of Series F Convertible Preferred Stock. The Series F Preferred Stock is convertible into 1,800,000 shares of Common Stock at an imputed price of $2.22 per share.

Impact of Inflation

     The impact of inflation on the results of operations has not been significant during our last three fiscal years.

Seasonality

     Our business is not significantly impacted by seasonal fluctuations when compared to many other specialty retail operations. Our products are for the most part need-driven and our customer is often the end user of the products we sell as opposed to a gift giver. We do, however, experience increased sales during the Christmas holiday season, primarily in our mall stores. As a result of the Zany Acquisition we expect our business to become seasonal. The Zany business is highly seasonal and over 40% of the associated revenue can be expected to be received in the fourth quarter of Fiscal 2001. As a result, we expect to increase levels of inventory through the month of November in order to meet seasonal requirements.

Other Matters

New Accounting Requirements

     In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities," effective beginning in the first quarter of 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires companies to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. SFAS 133 was amended by SFAS 137 which defers the effective date of the SFAS 133 to all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 133 became effective for our first fiscal quarter in the year 2001 and did not have a material effect on the Company's financial position.

     In April 2001, the Emerging Issues Task Force (the "EITF") of the FASB reached a consensus on issue No. 00-14, "Accounting for Certain Sales Incentives," which requires the cost of certain sales incentives, such as coupons, to be classified as a reduction of revenue. The Company's policy with respect to coupons complies with EITF No. 00-14 and, therefore, it does not anticipate any impact on its financial statements.

     In June 2001, the FASB issued two new pronouncements: SFAS 141, "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets." SFAS 141
requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and that the use of the pooling-of-interests method is no longer permitted. SFAS 142 requires that upon adoption, amortization of goodwill will cease and instead the carrying value of goodwill will be evaluated for impairment at least annually using a fair value test. Other identifiable intangible assets will continue to be amortized over their useful lives and reviewed at least annually for impairment using a method appropriate to the nature of the intangible asset. The Company was required to implement SFAS 141 on July 1, 2001 and SFAS 142 at the beginning of its next fiscal year, February 3, 2002. The Company is currently evaluating the impact of the adoption of these standards and has not yet determined the effect, if any, that their adoption will have on its financial position or results of operations.


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

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" above for a discussion of our debt obligations, the interest rates of which are linked to the prime rate. For every $1 million in debt outstanding under the Right Start Credit Facility or the ZB Credit Facility, an increase of 0.25% in our interest would cost us an additional $25,000 per year. We have not entered into any derivative financial instruments to manage interest rate risk, currency risk or for speculative purposes and we are currently not evaluating the future use of these instruments.

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


                              THE RIGHT START, INC.



Date:  September 14, 2001                      /s/ Jerry R. Welch
                                               -------------------
                                                       Jerry Welch
                                           Chief Executive Officer


Date:  September 14, 2001                  /s/ Raymond P. Springer
                                           -----------------------
                                               Raymond P. Springer
                                           Chief Financial Officer