Form 10-Q
period 2001-11-03
RIGHT START INC /CA
filed 2001-12-19
CIK 878720

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                                    Form 10-Q


--------------------------------------------------------------------------------


                                   (Mark one)
             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended November 3, 2001

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

Common Stock Outstanding as of December 11, 2001: 10,605,309 shares.

                              THE RIGHT START, INC.

                               INDEX TO FORM 10-Q
                  FOR THE THIRTEEN AND THIRTY-NINE WEEK PERIODS
                             ENDED NOVEMBER 3, 2001




                         PART I - FINANCIAL INFORMATION


Item 1.   Consolidated Financial Statements (unaudited):
          Consolidated Balance Sheets                                         3
          Consolidated Statements of Operations                               4
          Consolidated Statements of Cash Flows                               5
          Notes to Consolidated Financial Statements                          6


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                 15


Item 3.   Quantitative and Qualitative Disclosures About Market Risk          27



                           PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K                                    28


SIGNATURES                                                                    29

                                        THE RIGHT START, INC. AND SUBSIDIARY
                                            CONSOLIDATED BALANCE SHEETS

                                                                            November 3, 2001        February 3, 2001
                                        ASSETS                                 (unaudited)

Current assets:
     Cash and cash equivalents                                              $       3,859,000     $          254,000
     Accounts and other  receivables, net of allowance for doubtful                                                -
        accounts of $6,000 and $400,000, respectively                               5,607,000                552,000
     Merchandise inventories                                                      141,232,000              9,784,000
     Prepaid catalog costs                                                            322,000                      -
     Other current assets                                                          11,968,000              1,160,000
                                                                            ------------------    -------------------
         Total current assets                                                     162,988,000             11,750,000

Noncurrent assets:
     Property, plant and equipment, net                                            20,959,000              8,907,000
     Deferred income tax asset                                                      1,400,000              1,400,000
     Acquisition costs                                                                263,000                      -
     Goodwill, net                                                                  3,681,000                      -
     Deferred non-cash interest on junior
     subordinated pay-in-kind notes                                                 4,083,000                      -
     Other noncurrent assets                                                        1,908,000                177,000
                                                                            ------------------    -------------------

                                                                            $     195,282,000     $       22,234,000
                                                                            ==================    ===================


                         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                       $      31,897,000     $        3,534,000
     Accrued expenses                                                              12,638,000              1,624,000
     Accrued salaries and bonuses                                                   5,639,000                479,000
     Note payable                                                                   7,500,000                      -
     Current portion of long term debt                                              1,166,000                      -
     Mandatorily redeemable preferred stock Series A,
      $3,000,000 redemption value; due March 2002                                   2,740,000                      -
                                                                            ------------------    -------------------
         Total current liabilities                                                 61,580,000              5,637,000

Revolving lines of credit                                                         101,197,000              4,945,000
Senior subordinated convertible pay-in-kind notes                                                          3,000,000
Junior subordinated convertible pay-in-kind notes                                   4,900,000                      -
Deferred rent                                                                       1,513,000              1,489,000
Lease obligation                                                                    1,634,000                      -

Commitments and contingencies

Mandatorily redeemable preferred stock Series A,
     $3,000,000 redemption value; due March 2002                                            -              2,439,000

Shareholders' equity:
  Convertible preferred stock, $0.01 par,
   25,000,000 authorized:
     Series B; 16,500 issued and outstanding, $100 liquidation preference           1,547,000              1,547,000
     Series C; 37,333 issued and outstanding, $100 liquidation preference           3,733,000              3,733,000
     Series D; 46,696 issued and outstanding, $100 liquidation preference           4,225,000              4,045,000
     Series E; 11,919 issued and outstanding, $1,000 liquidation preference        11,919,000                      -
     Series F; 1,800  issued and outstanding, $0.01 liquidation preference          3,996,000                      -
     Series G; 2,200  issued and outstanding, $2,500 liquidation preference         5,500,000                      -

     Common stock 25,000,000 shares authorized
         at no par value; 8,058,981  issued and outstanding                        22,730,000             22,730,000
     Paid in capital                                                               47,733,000             17,000,000
     Accumulated deficit                                                          (76,925,000)           (44,331,000)
                                                                            ------------------    -------------------

         Total shareholders' equity                                                24,458,000              4,724,000
                                                                            ------------------    -------------------

                                                                            $     195,282,000     $       22,234,000
                                                                            ==================    ===================

See accompanying notes to financial statements

                                           THE RIGHT START, INC. AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                        (unaudited)



                                                                                      Thirteen weeks ended
                                                                      ------------------------------------------------------
                                                                             November 3, 2001              October 28, 2000
Net sales:
       Retail                                                         $             57,150,000      $             9,865,000
       Direct to customer                                                            1,009,000                            -
       Shipping and handling revenues                                                  194,000                            -
       Sales to Targoff-RS, LLC                                                        265,000                            -
       Sales to RightStart.com Inc.                                                          -                    1,997,000
                                                                      ------------------------      -----------------------
                                                                                    58,618,000                   11,862,000
                                                                      ------------------------      -----------------------

Costs and expenses:
       Cost of goods sold                                                           33,421,000                    4,986,000
       Cost of shipping and handling                                                   263,000                            -
       Cost of goods sold to Targoff-RS, LLC                                           265,000                            -
       Cost of goods sold to RightStart.com                                                  -                    1,997,000
       Operating expense, includes non-cash compensation of
           $2,000, $66,000, $37,000 and $84,000 respectively                        26,039,000                    4,260,000
       Marketing and advertising expense                                               792,000                      194,000
       General and administrative expense                                            4,342,000                      956,000
       Pre-opening costs                                                                77,000                      117,000
       Depreciation and amortization expense                                         1,088,000                      541,000
       Store closing expense                                                            35,000                       46,000
                                                                      ------------------------      -----------------------
                                                                                    66,322,000                   13,097,000
                                                                      ------------------------      -----------------------
Operating loss                                                                      (7,704,000)                  (1,235,000)

Loss (gain) on investment in RightStart.com                                                  -                   (2,554,000)
Non-cash interest expense                                                              817,000                            -
Interest expense, net                                                                1,402,000                      293,000
                                                                      ------------------------      -----------------------

Income (loss) before income taxes                                                   (9,923,000)                   1,026,000
Income tax provision                                                                    12,000                       19,000
                                                                      ------------------------      -----------------------

Net income (loss)                                                     $             (9,935,000)     $             1,007,000
                                                                      =========================     ========================


Basic income (loss) per share:                                        $                  (4.07)     $                  0.16
                                                                      =========================     ========================

Basic weighted average number of shares
     outstanding                                                                     7,260,798                    5,615,435
                                                                      =========================     ========================

Diluted income (loss) per share:                                      $                  (4.07)     $                  0.15
                                                                      =========================     ========================

Diluted weighted average number of shares
     outstanding                                                                     7,260,798                    6,496,024
                                                                      =========================     ========================


                                                 THE RIGHT START, INC. AND SUBSIDIARY
                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                                             (unaudited)



                                                                                              Thirty-nine weeks ended
                                                                              ------------------------------------------------------
                                                                              November 3, 2001              October 28, 2000
Net sales:
       Retail                                                            $             80,187,000      $               30,951,000

       Direct to customer                                                               1,009,000                               -
       Shipping and handling revenues                                                     194,000                               -
       Sales to Targoff-RS, LLC                                                           265,000                               -
       Sales to RightStart.com Inc.                                                     3,207,000                       7,114,000
                                                                          ------------------------      --------------------------
                                                                                       84,862,000                      38,065,000
                                                                         ------------------------      --------------------------



Costs and expenses:
       Cost of goods sold                                                               45,261,000                     15,533,000
       Cost of shipping and handling                                                       263,000                              -
       Cost of goods sold to Targoff-RS, LLC                                               265,000                              -
       Cost of goods sold to RightStart.com                                              3,207,000                      7,114,000
       Operating expense, includes non-cash compensation of
           $2,000, $66,000, $37,000 and $84,000 respectively                            35,597,000                     12,512,000
       Marketing and advertising expense                                                 1,053,000                        673,000
       General and administrative expense                                                6,470,000                      2,867,000
       Pre-opening costs                                                                   260,000                        318,000
       Depreciation and amortization expense                                             2,378,000                      1,590,000
       Store closing expense                                                                35,000                        387,000
                                                                         ------------------------      --------------------------
                                                                                        94,789,000                     40,994,000
                                                                         ------------------------      --------------------------
Operating loss                                                                          (9,927,000)                    (2,929,000)

Loss (gain) on investment in RightStart.com                                                      -                      3,406,000
Non-cash interest expense                                                                  817,000                              -
Interest expense, net                                                                    1,820,000                        850,000
                                                                         ------------------------      --------------------------

Income (loss) before income taxes                                                       (12,564,000)                   (7,185,000)
Income tax provision                                                                         37,000                        58,000
                                                                         ------------------------      --------------------------

Net income (loss)                                                          $            (12,601,000)     $             (7,243,000)
                                                                            =========================     ==========================


Basic income (loss) per share:                                            $                  (5.29)     $                    (1.35)
                                                                            =========================     ==========================

Basic weighted average number of shares
     outstanding                                                                         6,165,116                       5,590,822
                                                                            =========================     ==========================

Diluted income (loss) per share:                                         $                  (5.29)     $                    (1.35)
                                                                            =========================     ==========================

Diluted weighted average number of shares
     outstanding                                                                          6,165,116                       5,590,822
                                                                            =========================     ==========================



See accompanying notes to financial statements



                                           THE RIGHT START, INC. AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           Thirty-nine weeks ended
                                                                                  ------------------------------------------
                                                                                  November 3, 2001         October 28, 2000
                                                                                     (unaudited)             (unaudited)
Cash flows from operating activities:
       Net loss                                                                   $      (12,601,000)       $    (7,243,000)
       Adjustments to reconcile net loss
         to net cash provided by (used in) operating activities:
           Depreciation and amortization                                                   2,378,000              1,590,000
           Amortization of debt issuance costs                                                     -                 75,000
           Non-cash compensation                                                              37,000                 84,000
           Non-cash interest related to junior subordinated pay-in-kind notes                817,000                      -
           Store closing expense                                                               8,000                205,000
           Loss on investment in RightStart.com                                                    -              3,406,000
           Change in assets and liabilities affecting operations, net                    (35,453,000)            (2,117,000)
                                                                                  -------------------      -----------------

               Net cash used in operating activities                                     (44,814,000)            (4,000,000)
                                                                                  -------------------      -----------------

Cash flows from investing activities:
       Additions to property, plant and equipment                                         (1,913,000)            (1,296,000)
       Investment in Zany Brainy, net of cash acquired                                   (14,678,000)                     -
       Contingent purchase price adjustment                                                 (200,000)                     -
       Loss on investment in RightStart.com                                                        -             (3,406,000)
                                                                                  -------------------      -----------------

               Net cash used in investing activities                                     (16,791,000)            (4,702,000)
                                                                                  -------------------      -----------------

Cash flows from financing activities:
       Net borrowings (payments) on revolving lines of credit and overdrafts              43,781,000             (2,259,000)
       Payments on term note payable                                                               -             (1,600,000)
       Payments on capital leases and notes payable                                         (200,000)
       Proceeds from sale of  senior subordinated convertible pay-in-kind notes                    -              3,000,000
       Proceeds from private placement of Series D preferred stock
          and warrants, net                                                                        -              4,484,000
       Proceeds from the issuance of Series E and G preferred stock                       17,419,000
       Proceeds from sale of  junior subordinated convertible pay-in-kind notes            4,900,000                      -
       Proceeds from common stock issued upon exercise of stock options                            -                137,000
       Payment on financing costs                                                           (690,000)
                                                                                  -------------------      -----------------

               Net cash provided by (used in) financing activities                        65,210,000              3,762,000
                                                                                  -------------------      -----------------


Net increase (decrease) in cash and cash equivalents                                       3,605,000             (4,940,000)
Cash and cash equivalents at beginning of period                                             254,000              5,199,000
                                                                                  -------------------      -----------------

Cash and cash equivalents at end of period                                        $        3,859,000        $       259,000
                                                                                  ===================      =================



See accompanying notes to financial statements

                              THE RIGHT START, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1:  Description of Business and Significant Accounting Policies

     The Right Start, Inc. (the "Company") is a specialty retailer of high quality developmental, educational and care products for infants and children and has recently expanded its business to include educational products, toys, games, books and multimedia products for children up to age 12 through the purchase by its wholly-owned subsidiary ZB Company, Inc. ("ZBCI") on September 5, 2001 of substantially all of the assets and assumption of certain liabilities of Zany Brainy, Inc. and its affiliates (the "ZB Acquisition"). In addition, the Company has agreed to purchase (the "FAO Acquisition") certain assets and assume certain liabilities of F.A.O. Schwarz and its online and catalog affiliate, Quality Fulfillment Services, Inc. (collectively, "FAO") on or about January 6, 2002 but not later than January 31, 2002 (see Note 14).

     There have been no changes in the Company's significant accounting policies as set forth in the Company's financial statements for the year ended February 3, 2001. These unaudited consolidated financial statements as of November 3, 2001 and for the thirteen and thirty-nine weeks then ended have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended February 3, 2001 ("Fiscal 2000"). In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Certain reclassifications have been made to conform prior year amounts to the current year presentation.

     Operating results for the thirteen and thirty-nine week periods ended November 3, 2001 are not indicative of the results that may be expected for the year ending February 2, 2002 ("Fiscal 2001") because they include the results of only two months of Zany Brainy store operations and Right Start direct to customer operations (acquisition to date) and no results for FAO. Further, the Zany Brainy business is highly seasonal and its fourth quarter typically accounts for over 40% of its annual sales.


NOTE 2:  Investment in RightStart.com Inc.

     During the third quarter of Fiscal 2000, RightStart.com Inc. ("RightStart.com"), the Company's direct-to-customer affiliate, issued 2 million shares of common stock which reduced the Company's ownership interest in RightStart.com to 49.4%. The sale of common stock and associated corporate actions resulted in RightStart.com being accounted for under the equity method of accounting and no longer consolidated with the Company. Accordingly, the Company has restated Fiscal 2000 financial statements to present its results of operations and its statement of cash flows for the thirteen and thirty-nine weeks ended October 28, 2000 on an unconsolidated basis.

     The operating losses of RightStart.com have been shown as a loss on investment in a non-consolidated subsidiary in the Company's statement of operations for the thirteen and thirty-nine weeks ended October 28, 2000. In connection with the deconsolidation of RightStart.com, the Company recorded a gain of $3.3 million in the third quarter of Fiscal 2000 which reversed previously recorded losses in excess of its investment and increased the Company's investment in RightStart.com to zero.

     Under the equity method, the carrying value of an investment is normally adjusted on a periodic basis to recognize the investor's share of earnings and losses of the investee; however the carrying value generally is not reduced below zero and in that situation the equity method is, in effect, suspended.

     In July 2001, RightStart.com was notified by its senior lenders that they intended to foreclose and sell the collateral securing their notes. This foreclosure took place on August 3, 2001, and all assets of RightStart.com were sold to Targoff-RS, LLC, an entity newly-formed by the purchaser to acquire such assets. At the time of the foreclosure, the Company's investment had been effectively written off. As a result of the foreclosure, accounts receivable from RightStart.com in the amount of $655,000, which were fully reserved, were deemed uncollectable and written off.

     As a required condition to an equity investment used to fund the ZB Acquisition (the "Athanor Investment") in September 2001, the Company acquired Targoff-RS, LLC (the "Targoff Acquisition") in exchange for preferred stock convertible into 1,800,000 shares of the Company's common stock, subject to the approval of its shareholders (see Note 11-"Zany Brainy Acquisition"). The Internet and catalog operations previously held by Targoff-RS, LLC (the "Direct to Customer Operations") are included in the Company's results of operations from September 5, 2001 through November 3, 2001.


NOTE 3:  Per Share Data

     Basic per share data is computed by dividing the Company's loss available to common shareholders by the weighted average number of the Company's common shares outstanding. Diluted per share data is computed by dividing the Company's loss available to common shareholders plus proceeds associated with dilutive securities by the weighted average number of shares outstanding plus any potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock in each period.

                                           Thirteen weeks ended                 Thirty-nine weeks ended
                                           --------------------                 -----------------------
                                    November 3, 2001    October 28, 2000   November 3, 2001    October 28, 2000
                                    ----------------    ----------------   ----------------    ----------------

Net income (loss)                  $   (9,935,000)      $   1,007,000    $   (12,601,000)     $   (7,243,000)
Less:  Preferred stock
  accretion                              (104,000)            (89,000)          (301,000)           (258,000)
  Beneficial conversion
    feature on Series E, F
    and G preferred stock             (19,423,000)                  -        (19,423,000)                  -
  Series D preferred
   dividends                              (90,000)            (20,000)          (269,000)            (20,000)
                                   --------------       -------------    ---------------      --------------
Basic income (loss)
  applicable to common
  shareholders                    $   (29,552,000)      $     898,000     $  (32,594,000)     $   (7,521,000)
                                      ============            =======        ============         ===========
Weighted average shares,
  basic                                 7,260,798           5,615,435          6,165,116           5,590,822
Income (loss) per share,
      basic                       $         (4.07)      $        0.16     $        (5.29)     $        (1.35)
Basic income (loss)
  applicable to common
  shareholders                    $   (29,552,000)       $    898,000     $  (32,594,000)     $   (7,521,000)
Plus:  Interest on
      pay-in-kind notes                         -              28,000                  -                   -

  Preferred stock dividend                      -              20,000                  -                   -
                                   --------------       -------------    ---------------      --------------
Basic and diluted loss
  applicable to common
  shareholders                    $   (29,552,000)        $   946,000     $  (32,594,000)     $   (7,521,000)
                                      ============            =======        ============         ===========
Weighted average shares,
  basic                                 7,260,798           5,615,435          6,165,116           5,590,822
Plus incremental shares from
  assumed conversions:                          -                                      -                   -
    Options                                     -               5,530                  -                   -
    Series D Preferred Stock                    -             542,747                  -                   -
    Warrants                                    -              26,933                  -                   -
    Pay-in-kind notes                           -             305,379                  -                   -
                                   --------------       -------------    ---------------      --------------
Weighted average shares,
  diluted                               7,260,798          6,496,024           6,165,116           5,590,822
Loss per share, basic and
  diluted                          $        (4.07)      $       0.15       $       (5.29)     $        (1.35)


         Certain securities of the Company were not included in the computation of diluted per share loss for the thirty-nine week periods because to do so would have been antidilutive for the periods presented. Such securities include:

                                -----------------------------------------------
                                         Common Stock Equivalents at:
                                --------------------- -------------------------
Securities                        November 3, 2001        October 28, 2000
----------                        ----------------        ----------------
Options                               5,183,125               1,050,442
Series B Preferred Stock                550,000                 550,000
Series C Preferred Stock              1,866,650               1,866,650
Series D Preferred Stock              2,334,800               1,702,253
Series E Preferred Stock              8,334,836                       -
Series F Preferred Stock              1,800,000                       -
Series G Preferred Stock              2,200,000                       -
Warrants                                479,000                 422,067
Convertible Senior Notes                      -                 957,779
Convertible Junior Notes              3,426,573                   -


NOTE 4:  Supplemental Disclosure of Cash Flow Information

         Interest paid amounted to $1,609,000 and $546,000 for the thirty-nine weeks ended November 3, 2001 and October 28, 2000, respectively. Cash paid for income taxes was $18,000 and $8,000 for the thirty-nine weeks ended November 3, 2001 and October 28, 2000, respectively.


Changes in assets and liabilities which increased (decreased) cash are as follows:

                                                                         Thirty-nine weeks ended
                                                              -----------------------------------------------
                                                                     November 3, 2001       October 28, 2000
Accounts and other receivables                                     $     (3,632,000)         $    (706,000)
Merchandise inventories                                                 (35,660,000)            (2,938,000)
Prepaid catalog costs                                                      (316,000)                     -
Other current assets                                                     (5,370,000)              (215,000)
Acquisition costs                                                          (263,000)                     -
Other noncurrent assets                                                    (339,000)               (38,000)
Accounts payable                                                          9,887,000              2,009,000
Accrued expenses                                                         (1,173,000)              (268,000)
Accrued salaries and bonuses                                              1,389,000                (31,000)
Deferred rent                                                                24,000                 70,000
                                                                    ---------------             ----------
                                                                    $   (35,453,000)        $   (2,117,000)

                                                                        ===========              ==========

Non-cash investing and financing activities:

                                                                          Thirty-nine weeks ended
                                                                   ---------------------------------------

                                                                     November 3, 2001    October 28, 2000
Conversion of Series B preferred stock to common stock                   $   -            $ 328,000
Conversion of Series C preferred stock to common stock                       -              117,000
Conversion of senior subordinated convertible pay-in-kind notes         3,187,000               -
Preferred dividend accretion                                              301,000           258,000
Issuance of warrants                                                         -               70,000
Issuance of common stock in connection with ZB Acquisition              3,245,000               -
Issuance of Series F preferred stock in connection with Targoff
Acquisition                                                             3,996,000               -
Accrued expenses for store closures                                          -               50,000
Deferred rent reduction for store closures                                   -               50,000
Dividends issued on Series D preferred stock                              180,000
Preferred dividend payable                                                 89,000           439,000
Notes issued for interest due on senior subordinated convertible
  pay-in-kind notes                                                       120,000              -


See Note 11 for additional disclosure related to the ZB Acquisition and the Targoff Acquisition.

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

     In June 2001, the FASB issued two new pronouncements: SFAS 141, "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets." SFAS 141
requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and that the use of the pooling-of-interests method is no longer permitted. SFAS 142 requires that upon adoption, amortization of goodwill will cease and instead the carrying value of goodwill will be evaluated for impairment at least annually using a fair value test. Other identifiable intangible assets will continue to be amortized over their useful lives and reviewed at least annually for impairment using a method appropriate to the nature of the intangible asset. The Company was required to implement SFAS 141 on July 1, 2001 and SFAS 142 at the beginning of its next fiscal year, February 3, 2002. The Company adopted SFAS 141 effective July 1, 2001. The Company is currently evaluating the impact of the adoption of SFS 142 and has not yet determined the effect, if any, that its adoption will have on its financial position or results of operations.

     In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for the fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. SFAS 144 establishes an accounting model for impairment or disposal of long-lived assets to be disposed of by sale. The Company plans to adopt SFAS 144 on February 3, 2002. The Company believes the adoption of this standard will not have a material impact on its financial position or results of operations.


NOTE 6:  Mandatorily Redeemable Preferred Stock

     The Company issued 30,000 shares of mandatorily redeemable Series A preferred stock in December 1998. The stock has a par value of $.01 per share and a liquidation preference of $100 per share; it is mandatorily redeemable at the option of the holders on May 31, 2002 at a redemption price of $100 per share or $3,000,000 (subject to the legal availability of funds). The Series A preferred stock must also be redeemed by the Company (subject to the legal availability of funds) upon a change of control or upon the issuance of equity securities for cash by the Company resulting in net proceeds to the Company in excess of $15,000,000, both as set forth in the Certificate of Determination for the Series A preferred stock. The Company has received notice from holders of the Series A preferred stock that such holders believe the ZB Acquisition triggered the mandatory redemption provisions related to the receipt of net proceeds from an equity issuance. The Company informed the holders that it disagreed with their position. In settlement of the disagreement between the two parties, the Company has agreed to redeem the Series A preferred shares no later than March 31, 2002. (See Liquidity and Capital Resources for further discussion).


NOTE 7:  Segment Information

     At November 3, 2001, the Company operated in two reportable segments; Direct-to-customer, which includes online and catalog operations, and Retail, which includes activities related to the Company's retail stores. Both segments sell products to meet the needs of the parents of infants and small children. Through the ZB Acquisition the Retail segment also sells products directed to
older  children  through age twelve.  Beginning in November 2001, ZBCI   will
also engage in Direct-to-customer sales with the relaunch of its online operations. Prior to the Targoff Acquisition, the Company operated in only one reportable segment, Retail.

     The accounting  policies of the segments are the same as those described in
the  summary  of  significant   accounting   policies.   The  Company  evaluates
performance based on profit or loss from operations before income taxes.

     The Company allocates costs for certain services provided by the Retail segment to the Direct-to-customer segment.

     The Company's reportable segments have operations that offer the same or similar products but have a different method of delivery to their customers.

     Segment information for the thirteen weeks ended November 3, 2001 is as follows (Direct-to-customer operations reflect activity for September and October only):

                                   Total
                             Direct-to-Customers      Retail          Total

 Net sales                         $1,203,000        $57,150,000    $58,353,000
 Interest expense                           -          1,402,000      1,402,000
 Depreciation                          46,000          1,042,000      1,088,000
 Non-cash compensation                      -              2,000          2,000
 Pre-opening costs                          -             77,000         77,000
 Store Closing Expense                      -             35,000         35,000
 Pre-tax income (loss)                (37,000)        (9,886,000)    (9,923,000)
 Total assets                         820,000        194,462,000    195,282,000
 Fixed asset additions                      -          1,913,000      1,913,000



NOTE 8: Operating Results and Risks

     Historically, the Company has incurred losses, though it expects to generate sufficient operating income in the fourth quarter to offset operating losses incurred during the first three quarters of Fiscal 2001. The Company believes that its current cash on hand at November 3, 2001, cash flow from operations, its working capital facility and the $115 million credit facility entered into by ZBCI (See NOTE 11-"Zany Brainy Acquisition") will allow it to maintain its operations, fund working capital and capital expenditures for the current fiscal year and Fiscal 2002. The Company's needs for additional funding will depend upon several factors, including, but not limited to, generating sufficient cash flow from operations, the expenses or savings from integration of Zany Brainy, Inc. and its affiliates (collectively, "Zany Brainy") and FAO into the Company's operations and the Company's dependence on independent manufacturers and suppliers and their credit terms. If additional capital is required to grow its business or execute its business plan, the Company may seek to raise additional equity or incur additional debt. There can be no assurance given that adequate funds will be available to the Company on acceptable terms. Assuming the FAO Acquisition is completed as planned, the Company expects to enter into a temporary credit facility to provide working capital for the business of FAO and replace that facility with a new credit facility to provide working capital for the business of Right Start, FAO and Zany Brainy. There can be no assurance given that these credit facilities will be available as expected or otherwise on acceptable terms.


NOTE 9:  Related Party Transactions

     Through July 2001, Kayne Anderson Investment Management, Inc. ("KAIM"), the general partner of Kayne Anderson Capital Advisors L.P. ("KACALP"), provided certain management services to the Company and charged the Company for such services. Management fees of $75,000 and $113,000 were paid to KAIM in the thirty-nine weeks ended November 3, 2001 and October 28, 2000, respectively. KAIM and Mr. Fred Kayne are directly or indirectly, substantial shareholders. Mr. Ric Kayne, who shares voting and dispositive power over the shares of the Company held directly or indirectly by KAIM, and Mr. Fred Kayne are brothers and directors of the Company.


     Prior to the foreclosure on RightStart.com, the Company and RightStart.com were parties to a management services agreement. This agreement provided that the Company will supply inventory at cost plus five percent and provide certain Basic Services at cost plus five percent. Basic Services consist of various services, including, among others, services for personnel/human resources, benefits administration, payroll processing, insurance, tax, cash management, financial, legal, order fulfillment and collection, accounting, telecommunications, catalog production assistance and credit card processing. The sale of inventory to RightStart.com and the related cost of those sales are shown on the statements of operations. The fees for Basic Services rendered under this agreement for the thirty-nine weeks ended November 3, 2001 amounted to $592,000; for the same period in the Fiscal 2000 these fees amounted to
$289,000 and is included in general and administrative expense in the accompanying statements of operations. After the foreclosure, the Company provided management services to Targoff-RS, LLC on terms similar to those previously provided to RightStart.com. The fees for those services amounted to $85,000 in the month of August, 2001. On September 5, 2001, the Company purchased Targoff-RS, LLC and recognized no further fees for these services.

     On November 13, 2001 KAIM affiliates and Mr. Fred Kayne provided a $5 million letter of credit to Wells Fargo Retail Finance, LLC (the "Bank") in connection with the credit facility the Bank, as agent, provides to ZBCI. The letter of credit may be drawn upon only if ZBCI defaults under the minimum availability requirements of the Loan and Security Agreement and must be drawn, if at all, on or before December 27, 2001. In exchange, such affiliates and Mr. Kayne received warrants exercisable for an aggregate of 100,000 shares of the Company's common stock at a price of $3.50 per share. Such persons also received notes in the aggregate maximum principal amount of $5 million that pay interest at 8% per annum and mature one year beginning, in each case, at such time as Wells draws on the letter of credit. The outstanding principal amount on such notes at any time, if any, will equal the amount so drawn. The Company will record a one-time non cash interest charge of $200,000 in the fourth quarter of this fiscal year related to the warrants issued.


NOTE 10:  Nasdaq Compliance

     In May 2001, the Company received notice from Nasdaq that it had failed to evidence a market value of public float of at least $5.0 million for thirty consecutive trading days. In June 2001, the Company received notice from Nasdaq that it had failed to maintain the minimum listing standard of $4.0 million in net worth. The Company then informed Nasdaq of the ZB Acquisition (see Zany Brainy Acquisition below) and that a potential combination would result in a combined entity with substantially more net worth than the requisite minimum listing standard. In August 2001, the Company received notice from Nasdaq that its stock was to be delisted as a result of not meeting each of the two aforementioned minimum listing standards. The Company was informed by the Nasdaq in a letter dated October 17, 2001 that it had regained compliance with each of the listing standards and the hearing file regarding the Company's compliance with the continued listing requirements would be closed.


NOTE 11:  Acquisitions

Zany Brainy Acquisition

     On September 5, 2001, ZB Company, Inc. ("ZBCI"), a wholly-owned subsidiary of the Company, completed the acquisition of substantially all of the assets of Zany Brainy, including 187 retail stores in 34 states, through a sale of assets and assignment of liabilities pursuant to sections 363 and 365 of the U.S. Bankruptcy Code as management and the Board of Directors determined that there was a good fit between the two brands, the combination would allow cross-promotion throughout the childhood of our customers' children, the brands attract similar customers, that there were opportunities for efficiencies in operations and that the price was attractive. As consideration, ZBCI agreed to pay the following: $7.5 million in cash and 1.1 million shares of Company's common stock to the Zany Brainy estate for the benefit of the unsecured creditors (the cash portion to be paid in three equal installments on December 15, 2001, February 15, 2002 and April 15, 2002); $65.8 million (excluding renewed letters of credit) to the Zany Brainy, Inc. Debtor in Possession ("DIP") lender paid at the closing from the proceeds of a Loan and Security Agreement between Wells Fargo Retail Finance, LLC (the "Bank") and ZBCI, dated September 5, 2001 (the "ZB Credit Facility"); $4.2 million which was offset by payments due to investors; $1.1 million in bankruptcy related professional fees; $2.1 million paid into an escrow at the closing for Zany Brainy management retention bonuses; and certain lesser amounts. Additionally, ZBCI assumed certain other liabilities estimated at $36.9 million consisting of post-petition trade payables, settlement amounts, bankruptcy-related professional fees, sales and payroll taxes, accrued salaries and employee benefit obligations and customer gift certificates and merchandise credits. The Company financed the ZB Acquisition with the proceeds from the issuance of preferred and common stock, notes and the ZB Credit Facility discussed below.

     The Company has also agreed to reimburse the Zany Brainy creditors for up to $1 million for costs the may be incurred by the creditors related to professional services. To the extent any amounts are paid by the Company, they would represent additional purchase price.

     In order to fund the ZB Acquisition, the Company issued approximately 11,919 shares of its Series E Convertible Preferred Stock, par value $.01 per share ("Series E Preferred Stock") to Athanor Holdings, LLC ("Athanor") and 2,200 shares of its Series G Convertible Preferred Stock, par value $.01 per share ("Series G Preferred Stock"), to certain affiliates of Kayne Anderson Investment Management ("KAIM") and Mr. Fred Kayne (each of which are affiliates of the Company), for approximately $11.9 million and $5.5 million, respectively. The Series E Preferred Stock is convertible, upon approval by the Company's shareholders, into 8,334,836 shares of the Company's common stock, no par value ("Common Stock"), at an imputed price of $1.43 per share, and the Series G Preferred Stock is convertible, upon approval by the Company's shareholders, into 2,200,000 shares of Common Stock at an imputed price of $2.50 per share. Additionally, Athanor purchased $4.9 million in aggregate principal amount of the Company's 4% Subordinated Convertible Pay-in-Kind Notes due September 4, 2004 (the "Junior Notes"). The Series E Preferred Stock and Junior Notes held by Athanor (the "Athanor Investment"), if and when converted to Common Stock, represent approximately 34.4% of the fully diluted shares of the Company before giving effect to employee and director stock options but assuming conversion of the contingently convertible securities issued in the FAO Acquisition. In November 2001, in connection with the consent to the FAO transaction, the $4.9 million pay-in-kind notes became convertible upon the closing of the FAO transaction. As a result, the Company will expense the remaining deferred non-cash interest of $4.1 million in its quarter ending February 2, 2002. Under a shareholders' agreement between KAIM, Mr. Fred Kayne and Athanor and the investment agreement between the Company and Athanor, Athanor has the right to name three members to the Company's Board of Directors, one of whom is to be "independent." The shareholders' agreement also requires the KAIM investment affiliates and Mr. Fred Kayne to convert all of their holdings in the Company's Senior Subordinated Convertible Pay-in-Kind Notes ("Senior Subordinated Notes") and the Company's Series B Convertible Preferred Stock, Series C Convertible Preferred Stock and Series D Pay-in-Kind Convertible Preferred Stock to Common Stock at the time that sufficient common shares have been authorized, and the conversion feature on the newly-issued preferred stock and Junior Notes has been approved, by vote of the Company's common shareholders; and to vote their securities in favor of such matters. Upon such authorization and approval, the Company's Series E Preferred Stock (to the extent of the conversion of our convertible securities (other than employee or director options, outstanding warrants to purchase our Common Stock or the Series E Preferred Stock)), Series F Preferred Stock and Series G Preferred Stock will automatically convert into Common Stock.

     In addition, the Athanor investment agreement required that the Company acquire from Targoff-RS, LLC the assets it acquired in the foreclosure on RightStart.com by RightStart.com's senior secured lenders including the online business and the Right Start catalog business. The Company purchased Targoff-RS, LLC and its debt at an aggregate price of $4.0 million through the issuance of 1,800 shares of Series F Convertible Preferred Stock, no par value (the "Series F Preferred Stock"). The Series F Preferred Stock is convertible into 1,800,000 shares of Common Stock at an imputed price of $2.22 per share.

     The remaining amounts necessary to consummate the ZB Acquisition came from the ZB Credit Facility. The ZB Credit Facility is secured by a pledge of substantially all of the assets of ZBCI. The Company has guaranteed ZBCI's obligations under the ZB Credit Facility and secured its guarantee with a pledge of the stock of ZBCI. The ZB Credit Facility consists of a standard revolving line of up to $100 million under which borrowings bear interest, at ZBCI's election, at an initial rate of 3.5% over the London Interbank Offered Rate ("LIBOR") or 1.75% over a base rate announced by Wells Fargo Bank from time to time, and a special subline of up to $15 million under which borrowings bear interest at a rate of 14.5% per annum. The interest rate on the standard revolving line adjusts based on the average quarterly availability under the ZB Credit Facility to a low of 2.25% over LIBOR and 0.25% over the base rate, in each case, when availability exceeds $25 million. ZBCI is required to maintain a tangible net worth of at least $26 million as of February 2, 2002 and 85% of amounts projected in ZBCI's budget for each calendar month on or after February 28, 2002. In addition, the ZB Credit Facility limits capital expenditures for the fiscal year ending February 2, 2002 in excess of $5 million or $2.5 million in any fiscal quarter of such year and amounts approved by the Bank thereafter. ZBCI is required to keep its effective advance rate under the ZB Credit Facility (tested at month end and on December 24) below 50% from January through March of each year, 65% from April to July of each year, 70% from August through November of each year and 35% in December of each year (except that, in connection with the provision of a $5 million letter of credit, ZBCI was permitted to have an effective advance rate of 50% in December 2001 and to increase its effective advance rate for October and November 2001 by $5 million). ZBCI may not permit the ratio of purchases to costs of goods sold (on a trailing three month basis tested at month end beginning November 30, 2001) to be less than 0.30:1.00 from January through May of each year, 0.70:1.00 for June of each year, 1.00:1.00 for July and November of each year, 1.25:1.00 for August and September of each year, 1.35:1.00 for October of each year and 0.50:1.00 for December of each year. ZBCI must maintain a minimum availability under the standard revolving line of not less than $5 million. ZBCI must maintain a cost value of inventory that is within 15% of ZBCI's business plan at all times. ZBCI is required to reduce outstanding advances under the special subline to $7.5 million from December 26 through April 30 of the following year and to maintain special subline advances equal to or exceeding $10 million from May 1 through December 24 of each year until the special subline is terminated.


Purchase Allocation

     Our acquisitions have been accounted for under the purchase method of accounting. The financial statements reflect the preliminary allocation of the purchase prices to the acquired net assets based on their estimated fair values as of the acquisition date. The Company is in the process of finalizing valuations of the individual assets. The allocation of the purchase prices may change based upon these valuations. The Company's preliminary allocation of purchase price for the acquisitions, based upon estimated fair values is as follows:

                                        Zany Brainy          Targoff-RS, LLC
Net current assets                       $   108,919,000      $     179,000
Property, plant and equipment                 11,448,000          1,192,000
Non-current assets                               286,000             34,000
Net current liabilities                      (33,857,000)        (1,090,000)
Non-current liabilities                       (3,000,000)                 -
                                              -----------    ---------------
Estimated   fair  value,   net  assets        83,796,000            315,000
acquired

Goodwill and other intangible assets             457,000          3,681,000
                                          --------------          ---------
Total purchase price                          84,253,000          3,996,000

Less:
  Common stock issued                         (3,245,000)                 -
  Notes payable issued                        (7,500,000)                 -
  Preferred stock issued                               -         (3,996,000)
  Amount refinanced                          (52,664,000)                 -
                                             ------------    ---------------
Cash paid                                     20,844,000                  -
Less cash acquired                            (6,166,000)                 -
                                            -------------    ---------------
Net cash paid                            $    14,678,000     $            -
                                             ===========       ===============



     Of the $0.5 million of acquired intangible assets $0.4 million was assigned to registered trademarks that are not subject to amortization.

Supplemental unaudited pro forma information for the consolidated company:


                                      Thirteen weeks ended                    Thirty-nine weeks ended
                                      --------------------                    -----------------------
                                November 3, 2001    October 28, 2000    November 3,2001        October 28, 2000
                                ----------------    ----------------    ---------------        ----------------

Revenue                         $  78,996,000      $  85,417,000        $ 237,546,000          $ 235,329,000
Loss before extraordinary
  items and cumulative
  effect of accounting
  changes                         (32,883,000)      (14,816,000)          (72,370,000)           (92,811,000)
Net loss                          (32,883,000)      (14,816,000)          (72,370,000)           (92,811,000)
Basic and diluted loss per
  share                             $ (3.86)           $ (2.21)            $ (9.96)                $ (13.87)


     The supplemental proforma information presented includes certain non-recurring items. In July 2000, Zany Brainy, Inc. acquired Noodle Kidoodle, Inc. in a pooling of interest transaction. The thirteen and thirty-nine weeks ended October 28, 2000 include approximately $5.1 million and $28.8 million respectively, in expense for merger, integration and restructuring and exclude the results of operation of 15 stores closed during the period from the date of acquisition through November 3, 2001. On May 15, 2001(the "Petition Date") Zany Brainy, Inc. and its subsidiaries filed for voluntary petitions for relief under Chapter 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware. From the Petition Date through September 5, 2001, Zany Brainy, Inc. managed their business as a debtor-in-possession pursuant to Bankruptcy Court approval. This resulted in significant operational disruption due to disruption of product flow, employee turnover and other factors which are reflected in the operating results for the thirteen and thirty-nine weeks ended November 3, 2001.


NOTE 12:  Other developments

         Contingencies

     The Company was sued by Oxygen Media, LLC ("Oxygen") to recover the alleged value of cable television and internet media time allegedly provided or to be provided to the Company and RightStart.com, Inc. The basis for the claim is a term sheet that Oxygen admits was non-binding and the actual provision of services under written orders. Oxygen asserts that the Company and RightStart.com breached an express contractual obligation to negotiate in good faith to reach an agreement that would have provided Oxygen with cash and in-kind marketing services equal to $13 million. Oxygen asserts, in the alternative, that the Company and RightStart.com owe Oxygen $720,000 under an implied-in-fact contract or for services provided. The Company believes that the breach of contract claims are without merit as to it and that the specific allegations needed to support the claims are false. Furthermore, the Company believes that the value of services provided to Oxygen exceeds the value of the services provided by Oxygen. The Company has directed legal counsel to prepare a counter-claim to recover the excess value of the services provided to Oxygen. The Company has filed a motion to dismiss the complaint in the New York Supreme Court on the basis that the term sheet was non-binding by its terms and as admitted by Oxygen and therefore may not be enforced under New York law. Oxygen has filed its answer but there is no hearing scheduled at this time.


Stock Options

     The Company authorized an increase in the number of options issuable under the Company's 1991 Employee Stock Option Plan and a newly-adopted 2001 Stock Option Plan to a total of approximately 5.5 million shares of which approximately 5.0 million shares have been granted, subject to shareholder approval.


Debt and Preferred Stock

     On September 5, 2001 the holders of the Senior Subordinated Notes converted their notes into an aggregate of 1,341,706 shares of Common Stock. Additionally, on December 1, 2001 the Company forced conversion of its Series D Pay-in-Kind Convertible Preferred Stock into an aggregate of 2,428,192 shares of Common Stock.


NOTE 13:  Beneficial Conversion Feature

     Generally accepted accounting principles require that we recognize the difference between the negotiated conversion price of an instrument and the actual closing price of the underlying common stock as a beneficial conversion feature and charge it to: a) additional paid in capital in the case of an equity instrument; b) non-cash interest expense in the case of a debt instrument; or c) non-cash compensation expense in the case of an employee stock option grant. The interest and compensation expense is amortized over the period, or periods, prior to the related instruments becoming freely convertible. In the current period the Company recorded the following amounts as beneficial conversion features:

                                 Beneficial Conversion
         Instrument                 Feature Amount

Series E Preferred Stock            $   11,918,815
Series F Preferred Stock                 3,654,000
Series G Preferred Stock                 3,850,000
                                     -------------
    Total preferred                     19,422,815
Junior Notes                             4,900,000
                                    --------------
    Total                           $   24,322,815
                                     =============


     Non-cash interest expense on the Junior Notes was $0.8 million for the third quarter. It is expected that the Company will amortize the remaining $4.1 million of deferred interest in its fourth quarter of this year.


NOTE 14:  Subsequent Event

FAO Schwarz Acquisition

     Toy Soldier, Inc. ("Toy Soldier"), a wholly owned subsidiary of the Company, has agreed to purchase certain assets and assume liabilities of approximately $9.0 million of FAO Schwarz, including its Fifth Avenue store in New York and 21 other stores throughout the United States. The purchase transaction is expected to close on or about January 6, 2002, but in no event later than January 31, 2002. Toy Soldier will change its name to FAO Schwarz, Inc. after the closing. Toy Soldier has also agreed to purchase the assets of Quality Fulfillment Services, Inc.("QFS"), an affiliate of FAO Schwarz, which runs the fulfillment services for the FAO Internet and catalog operations. QFS also provides fulfillment services for several third party catalog companies as well. The transaction is subject to antitrust regulatory and third party approvals.

     The  acquisition  is being  funded  through the  issuance of the  Company's
Series H Contingent Convertible Preferred Stock (the "Series H Preferred Stock"), which is contingently convertible into 5 million shares of Common Stock, and the issuance of $18 million in aggregate principal amount of Toy Soldier's 8% Subordinated Notes due 2005 (the "FAO Notes").

     The Series H Preferred Stock is convertible, upon approval by the Company's shareholders, at a price of $4.00 per share. The Series H Preferred Stock, if and when converted to Common Stock, represents approximately 14.6% of the fully diluted shares of the Common Stock (approximately 34 million shares) before giving effect to employee and director stock options but assuming conversion of the contingently convertible securities issued in the ZB Acquisition. Under a shareholders' agreement with FAO and QFS, Mr. Fred Kayne and affiliates of Kayne Anderson Investment Management have agreed to vote their securities in favor of all matters necessary to permit the conversion of the Series H Preferred Stock. Upon such authorization and approval, the Company's Series H Preferred Stock (to the extent of the conversion of the Company's other convertible securities, other than employee or director options, outstanding warrants to purchase Common Stock or the Series E Preferred Stock), will automatically convert into Common Stock.

     The FAO Notes, which rank pari-passu on liquidation with indebtedness of the Company or Toy Soldier to its vendors, suppliers and trade creditors incurred in the ordinary course of business ("Trade Debt"), will be guaranteed by the Company and secured by a subordinated security interest in substantially all of the assets of the Company and Toy Soldier, respectively. In the event of a liquidation, insolvency or bankruptcy of the Company or Toy Soldier, the holders of the FAO Notes are required to share the proceeds of any collateral on a pro-rata basis with the holders of the Trade Debt. Toy Soldier must prepay 20% of the aggregate principal amount of the FAO Notes if its consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA") exceeds $25 million in either of fiscal 2003 or 2004 and must prepay another 20% in 2004 if the prepayment obligation is triggered in 2003. Toy Soldier also must prepay the FAO Notes with the net cash proceeds from the closing of a sale of debt or equity securities of the Company or Toy Soldier in excess of $5 million unless the proceeds are received from the closing of a sale of debt or equity securities on condition that they be, and within 30 days of receipt are, used to accomplish a merger, consolidation or asset acquisition. Toy Soldier also must prepay the FAO Notes with the proceeds of asset sales in excess of $500,000 unless, within 30 days of receipt of such proceeds, such proceeds are used to repay indebtedness outstanding under its Loan and Security Agreement with the Bank. Finally, no more than 30 days following a Change of Control, Toy Soldier must prepay the entire principal amount outstanding under the FAO Notes. "Change of Control" means the occurrence of any of the following: (i) the adoption of a plan relating to the liquidation or dissolution of Toy Soldier or the Company,
(ii) any person or group (as such term is used in Section 13(d)(3) and 14(d)(2) of the Exchange Act) is or becomes the beneficial owner (as defined in Rules 13d-3 and 13d-5 under the Exchange Act (or any successor rules), directly or indirectly, of more than 50% of the total voting stock of Toy Soldier or the Company, other than in connection with a merger, consolidation or acquisition of assets in which Kayne Anderson Investment Management affiliates do not sell equity or (iii) the first day on which a majority of the members of the Board of Directors of Toy Soldier are not Continuing Directors other than in connection with a merger, consolidation or acquisition of assets in which Kayne Anderson Investment Management affiliates do not sell equity. The term "Continuing Director" means, as of any date of determination, any member of the Board of Directors of Toy Soldier who (i) was a member of such Board of Directors at the closing or (ii) was nominated for election or elected to such Board of Directors with the affirmative vote of a majority of the Continuing Directors who were members of such Board at the time of such nomination or election.

     The Company expects that Toy Soldier will become a party to the Company's existing working capital line of credit with Wells for a temporary time period. Toy Soldier is expected to maintain approximately $33 million in inventory at cost. The Company is currently negotiating with Wells to include Toy Soldier as a party to a longer term consolidated Loan and Security Agreement with Wells and has no reason to believe that it will not reach agreement; however, there can be no assurance that Wells will agree to include Toy Soldier on favorable terms or, if it does not, that other lenders will offer favorable terms or otherwise agree to enter into a line of credit with Toy Soldier. Nor can there be any assurance that, once the temporary period has ended, a new favorable consolidated agreement with Wells or other lenders can be reached.

     The Company expects to file a preliminary proxy statement, as soon as possible after obtaining the appropriate information from FAO, seeking shareholder approval to increase the number of authorized shares of Common Stock from 25 million shares to 75 million shares to accommodate the conversions of the Company's various recently-issued contingently convertible securities including the Series H Preferred Stock. The number of shares of Common Stock expected to be outstanding upon conversion of the Junior Notes and such convertible preferred stock and the issuance of shares in connection with the ZB Acquisition will amount to approximately 34 million shares excluding employee and director option exercises. Each of the newly-issued series of convertible preferred stock entitles its holders to registration rights with respect to the underlying Common Stock.


     Under the terms of the Junior Notes, the Board of Directors' approval of the FAO Acquisition would have resulted in those notes becoming freely convertible. On November 13, 2001 the Company obtained a waiver from the holders of the Junior Notes which delayed triggering the convertibility of those notes until the FAO Acquisition closes in January, 2002. As a result of these actions, the Company must accelerate its recognition of $4.9 million in non-cash interest from over the original twelve months (September 2001 through September 2002) to the date the conversion feature is exercisable.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

     When used in this report and elsewhere by management from time to time, the words "believes," "anticipates," and "expects" and similar expressions are intended to identify forward-looking statements with respect to our financial condition, results of operations and business. Certain important factors could cause actual results to differ materially from those expressed in our forward-looking statements, including, but not limited to, the need for shareholder approval of certain features of the investments, competition from other retailers and potential product liability claims, the need to renegotiate the Company's credit agreement in connection with the FAO transaction, potential operational or integration challenges with respect to the ZB Acquisition and the FAO Acquisition, changes in consumer spending and the Company's dependence on independent manufacturers and suppliers and their credit terms. We caution readers not to place undue reliance on forward-looking statements, which speak only as of the date of this filing. We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after that date.



Overview

     The Right Start, Inc. sells developmental, educational and care products for infants and children through retail stores ("Right Start Retail Store Operations"), on the Internet and through a mail order catalog ("Right Start Direct to Customer Operations") and has recently expanded its business to include educational products, toys, games, books and multimedia products for children up to age 12 through the ZB Acquisition ("Zany Brainy Retail Store Operations"). To facilitate the analysis of our historical results, each of the three distinct operations is discussed separately below.

                     Unaudited Consolidating Statement of Operations for the thirteen weeks ended November 3, 2001


                                                                                 Right Start
                                                                                  Direct to
                              Right Start Retail       Zany Brainy Retail          Customer
                               Store Operations         Store Operations          Operations          Totals
                            ------------------------ ------------------------ ------------------- ----------------
                               (Thirteen weeks)           (Eight weeks)         (Eight weeks)
Sales:
Retail                        $   10,937,000             $   46,213,000                       -  $  57,150,000
Direct to customer                         -                          -           $   1,009,000      1,009,000
Shipping and handling
  revenues                                 -                          -                 194,000        194,000
Cost of goods sold                 5,629,000                 27,266,000                 526,000     33,421,000
Cost of shipping and
  handling                                 -                          -                 263,000        263,000
Operating expense                  4,902,000                 20,881,000                 254,000     26,037,000
Non-cash compensation                  2,000                          -                       -          2,000
Marketing and advertising
  expense                            132,000                    651,000                   9,000        792,000
General and
  administrative expense           1,163,000                  3,037,000                 142,000      4,342,000
Pre-opening costs                     77,000                          -                       -         77,000
Store closing costs                   35,000                          -                       -         35,000
Depreciation and
  amortization expense               707,000                    335,000                  46,000      1,088,000
                              --------------            ---------------           -------------   ------------
Operating Loss                    (1,710,000)                (5,957,000)                (37,000)    (7,704,000)
Non-cash interest expense            817,000                          -                       -        817,000
Interest expense                     212,000                  1,190,000                       -      1,402,000
                              --------------           ----------------        ----------------    -----------
Income (loss) before
  provision for income
  taxes                        $  (2,739,000)             $  (7,147,000)            $   (37,000)  $   (9,923,000)
                               ==============             ==============            ============  ===============





Right Start Retail Store Operations

     At November 3, 2001, the Company operated 70 Right Start retail stores in 19 states throughout the United States. The stores' product mix includes a wide variety of items to meet the needs of infants young children and their caregivers, all presented within a store designed to provide a safe, child-friendly environment for the shopping ease of parents.


Thirteen weeks ended November 3, 2001 compared with October 28, 2000

The following table sets forth the Company's unaudited statements of operations data:

                                                                        Thirteen weeks ended
                                                     ------------------------------------------------------------

                                                            November 3, 2001                October 28, 2000
                                                            ----------------                ----------------
Retail net sales                                       $   10,937,000         100.0%       $   9,865,000    100.0%
Cost of goods sold                                          5,629,000          51.5%           4,986,000     50.5%
Operating expense                                           4,902,000          44.8%           4,194,000     42.5%
Non-cash compensation                                           2,000           0.0%              66,000      0.7%
Marketing & advertising expenses                              132,000           1.2%             194,000      2.0%
General & administrative expenses                           1,163,000          10.6%             956,000      9.7%
Pre-opening costs                                              77,000           0.7%             117,000      1.2%
Store closing expense                                          35,000           0.3%              46,000      0.5%
Depreciation & amortization expense                           707,000           6.5%             541,000      5.5%
                                                        -------------                      -------------
   Operating loss                                          (1,710,000)        -15.6%          (1,235,000)   -12.5%
Gain on investment                                                  -                          2,554,000     25.9%
Non-cash interest expense                                     817,000           7.5%
Interest expense                                              212,000           1.9%             293,000      3.0%
                                                        -------------                     --------------
   Income (loss) before provision for income taxes         (2,739,000)        -25.0%           1,026,000     10.4%
Provision for income taxes                                     12,000           0.1%              19,000      0.2%
                                                         ------------                      -------------
   Net income (loss)                                    $  (2,751,000)        -25.2%        $  1,007,000     10.2%
                                                           ===========                         =========


     Net Sales. Retail net sales consist of gross product sales to customers net of returns. Retail net sales increased by $1.0 million, or 10.9%, from $9.9 million for the thirteen weeks ended October 28, 2000 to $10.9 million for the thirteen weeks ended November 3, 2001. The net sales growth reflects an increase in the store base from 53 stores to 70 stores offset by a 5.8% decrease in same-store sales. The primary reason for the decrease in same store sales is attributable to weak sales in our mall-based stores. On a same-store basis, mall stores were down 10.9% while street stores were up 1.5%. The effects of the events that occurred on September 11, 2001 cannot be precisely determined, however same store sales in August were down 3.4% , whereas in September same store sales were down 9.2%.

     Cost of goods sold. Cost of goods sold consists primarily of the cost of products sold, inbound freight costs and inventory shrinkage costs. Retail gross margin decreased to 48.5% from 49.5% in the prior year period. Approximately half of this decrease is attributable to timing differences on vendor rebates. The balance of the decrease is due to slightly increased freight costs, a small shift in the retail mix to lower margin items and a higher inventory shrinkage provision.

     Operating expense. Retail operating expense consists of store operational expenses, retail personnel costs, and costs related to the distribution and warehousing of our retail merchandise. Retail operating expense was $4.9 million for the current period as compared to $4.2 million for the same period last year. The $0.7 million or 16.9% increase reflects the addition of 17 new store locations. The increase as a percent of sales is primarily due to the operating costs-to-sales ratio for new stores.

     Non-cash compensation. During the third quarter of Fiscal 2000, the Company recorded $9,000 of non-cash compensation expense associated with certain non-employee director grants and $57,000 related to non-employee options. The current year reflects $2,000 related to non-employee director grants.

     Marketing and advertising expense. Retail marketing and advertising expense generally consists of print advertising in national and regional publications, as well as promotional mailings to our customers. Marketing and advertising expense decreased from $194,000 for the thirteen-week period ended October 28, 2000 to $132,000 for the same period this year. This decrease is primarily due to a decrease in print advertising expense.

     General and administrative expense. General and administrative expense consists primarily of the costs related to management, financial, merchandising, inventory, professional service fees and other administrative support. General and administrative expense increased by $0.2 million, or 21.7%, from $1.0 million for the thirteen week period ended October 28, 2000 to $1.2 million for the thirteen week period ended November 3, 2001. The net increase in general and administrative expense is primarily attributable to the acquisition and consolidation of Targoff-RS, LLC. General and administrative expense includes net credits in the amount of $279,000 and $66,000 for the current and prior year period, respectively. $85,000 of the current year credits is the result of net billings to Targoff-RS, LLC under the management services agreement. The balance of the net credits, $194,000, is the net general and administrative support provided by the Company to Zany Brainy, which net to zero on consolidation. The entire credit amount in the prior year was the result of net billings to RightStart.com under the management services agreement.

     Pre-opening costs. Pre-opening costs consist primarily of non-recurring marketing, advertising, and other expenses related to the opening of new store locations. Pre-opening costs decreased $40,000 from $117,000 for the thirteen weeks ended October 28, 2000 to $77,000 for the current year. The primary reason for the decrease from last year is $38,000 of expense related to abandoned sites recognized in the prior year.

     Store closing expense. Store closing expense consists primarily of the write-off of non-recoverable assets and costs incurred in closing the store locations. In the prior year period $46,000 was recognized in relation to two store closures; in the current year there is $19,000 related to the closure of one store and $16,000 primarily related to disposal of store fixtures.

     Depreciation and amortization. Depreciation and amortization expense increased $166,000 from $541,000 in the prior period to $707,000 in the current period. The increase is due to additional assets placed in service related to new store openings.

     Loss on investment. In connection with the deconsolidation of RightStart.com, the Company recorded a net gain of $2.6 million in the third quarter of Fiscal 2000, which reversed previously recorded losses in excess of its investment and increased the Company's investment in RightStart.com to zero. On August 3, 2001, the senior debt holders foreclosed on RightStart.com and sold its assets to Targoff-RS, LLC.

     Non-cash interest expense: In connection with the Athanor Investment, we issued $4.9 million of Junior Notes with a conversion price equal to the conversion price we negotiated with Athanor for its purchase of the Series E Preferred Stock. Generally accepted accounting principles require that we recognize the difference between the negotiated price and the actual closing price of the underlying common stock as a beneficial conversion feature and charge it to non-cash interest expense over the time period prior to the Junior Notes becoming convertible. The total beneficial conversion amount, $4.9 million, will be recognized ratably over the period from issuance to the time the Junior Notes will become freely convertible. In November 2001, the conversion feature was amended so that the notes become convertible upon the acquisition of FAO. As a result, the $4.1 million unamortized non-cash interest is expected to be expensed in the Company's fourth quarter.

     Interest expense. Interest expense decreased from $293,000 in the thirteen weeks ended October 28, 2000 to $212,000 for the same period this year. The decrease reflects lower interest rates on our borrowings.

     Provision for income taxes. The provision for income taxes is related to state income taxes. No federal or state income tax benefit was recorded for either the current or prior period due to the uncertainty surrounding realizing any further tax benefits in future years.

Eight weeks and three days ended November 3, 2001 compared with October 28, 2000

The following table sets forth the Company's unaudited statements of operations data:

                                                                    Eight weeks and 3 days ended
                                                     ------------------------------------------------------------

                                                            November 3, 2001                October 28, 2000
                                                     -------------------------------    -------------------------
Retail net sales                                       $   46,213,000         100.0%       $  48,384,000    100.0%
Cost of goods sold                                         27,266,000          59.0%          27,225,000     56.3%
Operating expense                                          20,881,000          45.2%          21,135,000     43.7%
Non-cash compensation                                               -           0.0%                   -      0.0%
Marketing & advertising expenses                              651,000           1.4%           1,357,000      2.8%
General & administrative expenses                           2,938,000           6.6%           4,437,000      9.1%
Pre-opening costs                                                   -           0.0%             695,000      1.4%
Merger integration & acquisition costs                              -           0.0%           1,236,000      2.6%
Depreciation & amortization expense                           434,000           0.7%             460,000      0.9%
                                                        -------------                      -------------
   Operating loss                                          (5,957,000)        -12.9%          (8,161,000)   -16.9%
Interest expense                                            1,190,000           2.6%                          2.2%
                                                                                               1,078,000
Equity loss in joint venture                                        -           0.0%           1,300,000      2.7%
                                                                    -                          ---------
   Loss before provision for income taxes                  (7,147,000)        -15.5%       (10,539,000)     -21.8%
Provision for income taxes                                                      0.0%                          0.0%
                                                     ---------------------              -------------------
                                                                    -                                  -
   Net loss                                             $  (7,147,000)        -15.5%     $   (10,539,000)    -21.8%
                                                           ===========                       ============


     Net Sales. Retail net sales consist of gross product sales to customers net of returns. Retail net sales decreased by $2.2 million, or 4.5%, from $48.4 million for the eight weeks and 3 days ended October 28, 2000 to $46.2 million for the eight weeks and three days ended November 3, 2001. The net sales decrease reflects a 6.4% decrease in same-store sales slightly offset by an non-comparable stores increase in sales. The primary reasons for the decrease in same store sales is the general weakness in retail toy industry and, though the effects of the events that occurred on September 11, 2001 cannot be precisely determined, same store sales were down 16.2% in August and in September same store sales were down 25.2%, whereas in October same store sales increased by 12.2%.

     Cost of goods sold. Cost of goods sold consists primarily of the cost of products sold, inbound freight costs and inventory shrinkage costs. Retail gross margin decreased to 41.0% from 43.7% in the prior year period. Over one half of the variance is related to higher inventory shrinkage and damage provisions in the current year than in the same period of the prior year. The balance of the decrease is the result of lower vendor allowances in the current year period as compared to the prior year period, slightly offset by higher selling margins due to lower promotional activity in the current year period.

     Operating expense. Retail operating expense consists of store operational expenses, retail personnel costs, and costs related to the distribution and warehousing of our retail merchandise. Retail operating expense was $20.9 million for the current period as compared to $21.1 million for the same period last year. The $0.2 million or 1.2% decrease is primarily the result of improvements in warehousing and distribution.

     Marketing and advertising expense. Retail marketing and advertising expense generally consists of print advertising in national and regional publications, as well as promotional mailings to our customers. Marketing and advertising expense decreased from $1.4 million for the eight week and three day period ended October 28, 2000 to $0.7 million for the same period this year. This decrease is primarily due to a decrease in print advertising expense.

     General and administrative expense. General and administrative expense consists primarily of the costs related to management, financial, merchandising, inventory, professional service fees and other administrative support. General and administrative expense decreased by $1.5 million, or 33.9%, from $4.4 million for the eight week and three day period ended October 28, 2000 to $2.9 million for eight week and three day period ended November 3, 2001. The decrease in general and administrative expense is due to lower staffing levels and staffing related expenses.

     Pre-opening costs. Pre-opening costs consist primarily of non-recurring marketing, advertising, and other expenses related to the opening of new store locations. Pre-opening costs were $695,000 lower in this period as compared to the same period in the prior year. The lower costs were the result of no new store locations opened in the current year period compared to 17 locations in the prior year period.

     Merger, integration & acquisitions. In July 2000, Zany Brainy, Inc. acquired Noodle Kidoodle, Inc. in a pooling of interests transaction. The $1.2 million relate to merger, integration and restructuring charges related to that transaction.

     Depreciation  and  amortization.   Depreciation  and  amortization  expense
decreased $26,000 from $460,000 in the prior period to $434,000 in the current period.

     Interest expense. Interest expense increased from $1.1 million in the eight weeks and 3 days ended October 28, 2000 to $1.2 million for the same period this year. The increase reflects lower interest rates on our borrowings offset slightly by a higher outstanding loan balance than in the prior year.

     Equity loss on joint venture. In the prior year, Zany Brainy Brainy, Inc. dissolved their e-commerce joint venture was dissolved at the end of last year. Up until the dissolution, Zany Brainy, Inc recorded an equity loss in the joint venture of $1.3 million for the 8 weeks and three days ended October 28, 2000.

     Provision for income taxes. The provision for income taxes is reported at the parent company.

Zany Brainy Closed Stores

     Included in the eight weeks and three days ended November 3, 2001 and October 28, 2000 are the following unaudited amounts related to the fifteen stores closed between the date of acquisition and November 3, 2001:

                                                               Eight weeks and 3 days ended
                                                       ---------------------------------------------

                                                        November 3, 2001         October 28, 2000
                                                       --------------------     --------------------

Retail net sales                                          $   2,064,000             $  4,264,000
Cost of goods sold                                            1,581,000                2,431,000
Operating expense                                             1,740,000                2,104,000
Non-cash compensation                                                 -                        -
Marketing & advertising expenses                                297,000                  111,000
General & administrative expenses                                     -                        -
Pre-opening costs                                                     -                        -
Store closing expense                                                 -                        -
Depreciation & amortization expense                               64,000                 226,000
                                                       -----------------           -------------
   Operating loss                                            (1,618,000)                (608,000)
Interest expense                                                                               -
                                                       ---------------------    -------------------

Loss before provision for income taxes                       (1,618,000)               (608,000)
Provision for income taxes
                                                       ---------------------    -------------------
Net loss                                                  $  (1,618,000)            $   (608,000)
                                                             ===========                =========


Right Start Direct to Customer Operations

     The Company acquired Targoff-RS, LLC on September 5, 2001 and with that acquisition is currently engaged in sales over the Internet and through direct mail catalogs. The Right Start Direct to Customer Operation sells a product mix that is similar to the product carried in the Right Start Retail stores. The statement below consists of results for the eight weeks of operations since the acquisition. For comparative purposes, the same eight week period from the prior year is shown.


     Eight weeks ended November 3, 2001 compared with eight weeks ended October 28, 2000

The following table sets forth the Company's unaudited statements of operations data:


                                                                          Eight weeks ended

                                                     ------------------------------------------------------------

                                                            November 3, 2001                October 28, 2000
                                                     -------------------------------    -------------------------
Direct to customer net sales                            $   1,009,000          83.9%       $   2,244,000     92.7%
Shipping and handling revenues                                194,000          16.1%             176,000      7.3%
Cost of goods sold                                            526,000          43.7%           1,370,000     56.6%
Cost of shipping and handling                                 263,000          21.9%             469,000     19.4%
Operating expense                                             254,000          21.1%             543,000     22.4%
Marketing & advertising expenses                                9,000           0.7%             247,000     10.2%
General & administrative expenses                             142,000          11.8%             440,000     18.2%
Depreciation & amortization expense                            46,000           3.8%             172,000      7.1%
                                                         ------------                      -------------
   Operating loss                                             (37,000)         -3.1%            (821,000)   -33.9%
Interest expense                                                    -           0.0%             136,000      5.6%
                                                      ---------------                      -------------
   Income (loss) before provision for income taxes            (37,000)         -3.1%            (957,000)   -39.5%
Provision for income taxes                                          -           0.0%                          0.0%
                                                       --------------                   ---------------
                                                                                                       -
   Net income (loss)                                     $    (37,000)         -3.1%        $   (957,000)   -39.5%
                                                               ======                            =======


     Net Sales. Direct to customer net sales consist of gross product sales to customers net of returns. Net sales decreased by $1.2 million, or 55.0%, from $2.2 million for the eight weeks ended October 28, 2000 to $1.0 million for the eight weeks ended November 3, 2001. The net sales reflect a $1.3 million decrease in online sales, offset by a $0.1 million increase in catalog sales. The decrease in online sales is primarily due to the curtailment of extensive price discounting, free shipping and handling on certain qualifying orders and the discontinuation of product lines targeted to older children and educators.

     Shipping and handling revenues. Shipping and handling revenues increased by $18,000, or 10.2%, for the current period as compared to the same period last year. This increase is due to higher shipping and handling rates for online orders, and the elimination of free shipping and handling on certain qualifying orders.

     Cost of goods sold. Cost of goods sold consists primarily of the cost of products sold, inbound freight costs and inventory shrinkage costs. Direct to customer gross margin increased to 47.9% from 38.9% in the prior year period. This increase is due to less price discounting of online product sales.

     Cost of goods sold- Shipping and handling. Shipping and handling expenses include amounts paid to our third party distribution service, returns processing costs, shipping supplies and actual shipping charges. These expenses for the eight weeks of the current year were $0.3 million or 21.9% of net sales as compared to $0.5 million or 19.4% of net sales in the same period of the prior year. The decrease in shipping and handling cost is attributable to the decrease in online sales. The percentage of these costs covered by the shipping and handling revenue increased from 37.5% in the prior period to 73.8% in the current period, reflecting the elimination of free shipping and handling on certain qualifying orders and higher shipping and handling rates overall.

     Operating expense. Operating expenses consist primarily of credit card processing fees, expenses related to catalog production and distribution, customer service, as well as related personnel costs. Operating expenses decreased by $0.3 million to $0.3 million or 21.1% of net sales in the eight weeks of this year from $0.6 million or 22.4% of net sales in the same period of last year. The decrease is attributable to a reduction in staffing, the savings attributable to bringing customer service in-house from a third party service provider and decreased sales.

     Marketing and advertising expense. Marketing and advertising expense consists of magazines, direct mail, e-mail and on-line solicitations, including all production and distribution, incurred in connection with promoting our online store. This amounted to $9,000 or 0.7% of net sales during the current eight weeks, as compared to $0.2 million or 10.2% of net sales in the prior year period. This reflects a decrease in the use of costly print advertising in favor of virtually no-cost email solicitations.

     General and administrative expense. General and administrative expenses consist primarily of the costs related to website hosting and maintenance, management and support personnel, professional service fees and office lease expenses. In the prior year period, general and administrative expenses also included direct fees paid to The Right Start, Inc. for accounting, payroll, and administrative support services rendered under a management services agreement. These fees amounted to $48,000 in the eight weeks presented for the prior year. General and administrative expenses decreased $0.3 million from $0.4 million in the prior year to $0.1 million in the current eight week period. As a percentage of net sales, general and administrative expenses decreased to 11.8% in the current year from 18.2% in the comparable prior year period. The decrease is due to the acquisition of operations by Right Start, Inc.

     Depreciation and amortization. Depreciation and amortization expense decreased $126,000 from $172,000 in the prior period to $46,000 in the current period. The decrease is due to a reduced carrying value of the depreciable assets acquired in the Targoff-RS, LLC acquisition.

     Interest expense. Interest expense of $136,000 was recorded for the eight weeks in the prior year. No interest is recorded for the current year, as the interest expense is incurred and recorded at the parent level.

     Provision for income taxes. The provision for income taxes is reported at the parent company.

Right Start Retail Store Operations


Thirty-nine weeks ended November 3, 2001 compared with October 28, 2000

The following table sets forth the Company's unaudited statements of operations data:

                                                                       Thirty-nine weeks ended
                                                     ------------------------------------------------------------

                                                            November 3, 2001                October 28, 2000
                                                     -------------------------------    -------------------------
                                                     -------------------- ----------
Retail net sales                                       $   33,974,000         100.0%      $   30,951,000    100.0%
Cost of goods sold                                         17,469,000          51.4%          15,533,000     50.2%
Operating expense                                          14,428,000          42.5%          12,427,000     40.2%
Non-cash compensation                                          34,000           0.1%              85,000      0.3%
Marketing & advertising expenses                              393,000           1.2%             673,000      2.2%
General & administrative expenses                           3,291,000           9.7%           2,867,000      9.3%
Pre-opening costs                                             260,000           0.8%             318,000      1.0%
Store closing expense                                          35,000           0.1%             387,000      1.3%
Depreciation & amortization expense                         1,997,000           5.9%           1,590,000      5.1%
                                                        -------------                      -------------
   Operating loss                                          (3,933,000)        -11.6%          (2,929,000)    -9.5%
Loss on investment                                                  -                          3,406,000     11.0%
Non-cash interest expense                                     817,000           2.4%                   -
Interest expense                                              630,000           1.9%             850,000      2.7%
                                                         ------------                     --------------
   Income (loss) before provision for income taxes         (5,380,000)        -15.8%          (7,185,000)   -23.2%
Provision for income taxes                                     37,000           0.1%              58,000      0.2%
                                                        -------------                      -------------
   Net income (loss)                                    $  (5,417,000)        -15.9%       $  (7,243,000)  --23.4%
                                                           ===========                        ===========


     Net Sales. Retail net sales consist of gross product sales to customers net of returns. Retail net sales increased by $3.0 million, or 9.8%, from $31.0 million for the thirty-nine weeks ended October 28, 2000 to $34.0 million for the thirty-nine weeks ended November 3, 2001. The net sales growth reflects an increase in the store base from 53 stores to 69 stores offset by a 3.5% decrease in same-store sales. The primary reason for the decrease in same store sales is attributable to weak sales in our mall-based stores. On a same-store basis, mall stores were down 9.5% while street stores were up 8.0%.

     Cost of goods sold. Cost of goods sold consists primarily of the cost of products sold, inbound freight costs and inventory shrinkage costs. Retail gross margin decreased to 48.6% from 49.8% in the prior year period. This decrease is due to a shift in retail sales mix from higher margin categories such as toys to lower margin travel items, higher shrinkage results in the current year and increased freight costs.

     Operating expense. Retail operating expense consists of store operational expenses, retail personnel costs, and costs related to the distribution and warehousing of our retail merchandise. Retail operating expense was $14.4 million for the current nine months as compared to $12.4 million for the same period last year. The $2.0 million or 16.1% increase reflects the addition of 17 new store locations. The increase as a percent of sales is primarily due to the operating costs-to-sales ratio for new stores which is expected to improve as the new stores achieve their projected sales targets.

     Non-cash compensation. During the first nine months of Fiscal 2000, the Company recorded $28,000 of non-cash compensation expense associated with certain non-employee director grants and $57,000 related to non-employee options. The current year reflects $11,000 related to non-employee director grants as well as $23,000 related to former employees' options.

     Marketing and advertising expense. Retail marketing and advertising expense generally consists of print advertising in national and regional publications, as well as promotional mailings to our customers. Marketing and advertising expense decreased from $673,000 for the thirty-nine-week period ended October 28, 2000 to $393,000 for the same period this year. This decrease is primarily due to a decrease in print advertising expense.

     General and administrative expense. General and administrative expense consists primarily of the costs related to management, financial, merchandising, inventory, professional service fees and other administrative support. General and administrative expense increased by $0.4 million, or 14.8%, from $2.9 million for the thirty-nine week period ended October 28, 2000 to $3.3 million for the thirty-nine week period ended November 3, 2001. The current period includes $73,000 in severance charges recorded for a former executive, $55,000 for settlements related to disputed charges, a $25,000 signing bonus and $20,000 related to the corporate office move. Absent these amounts, which we believe to be non-recurring, general and administrative expense, as a percentage of sales, would be relatively flat at 9.2% for the current period and 9.3% for the same period last year. General and administrative expense includes net credits in the amount of $871,000 and $289,000 for the current and prior year period, respectively. $592,000 and $85,000 of the credits are the result of net billings to RightStart.com and Targoff-RS, LLC, respectively, under their respective management services agreements. The prior year credits are related solely to net billings to RightStart.com. The balance of the net current year credits, $194,000, is the net general and administrative support provided by the Company to Zany Brainy, which nets to zero in consolidation.

     Pre-opening costs. Pre-opening costs consist primarily of non-recurring marketing, advertising, and other expenses related to the opening of new store locations. Pre-opening costs decreased $58,000 from $318,000 for the thirty-nine weeks ended October 28, 2000 to $260,000 for the current year. The Company recognized costs for opening 9 stores in the current year and 10 stores in the comparable period last year.

     Store closing expense. Store closing expense consists primarily of the write-off of non-recoverable assets and costs incurred in closing the store locations. In the prior year period there were two store closures for a total of $387,000. In the current year the amount consists of $19,000 related to the closure of one store and $16,000 primarily related to disposal of store fixtures.

     Depreciation and amortization. Depreciation and amortization expense increased $0.4 million from $1.6 million in the prior period to $2.0 million in the current period. The increase is due to additional assets placed in service related to new store openings.

     Loss on investment. In connection with the deconsolidation of RightStart.com, the Company recorded a net gain of $2.6 million in the third quarter of Fiscal 2000 which reversed previously recorded losses in excess of its investment and increased the Company's investment in RightStart.com to zero. On August 3, 2001, the senior debt holders foreclosed on RightStart.com, its assets were sold and the Company's 40% equity interest was extinguished.

     Interest expense. Interest expense decreased from $850,000 in the thirty-nine weeks ended October 28, 2000 to $630,000 for the same period this year. The decrease reflects a decrease in our average outstanding borrowings for the current period over the prior period and lower interest rates on those borrowings.

     Provision for income taxes. The provision for income taxes is related to state income taxes. No federal or state income tax benefit was recorded for either the current or prior period due to the uncertainty surrounding realizing any further tax benefits in future years.


Liquidity and Capital Resources

General

     We entered  into a Loan and  Security  Agreement  with Wells  Fargo  Retail
Finance, LLC (the "Bank") as of January 23, 2001 (the "Right Start Credit Facility"). The Right Start Credit Facility consists of a standard revolving line of up to $7,000,000 under which borrowings bear interest at a rate of the greater of either 8% or 0.75% over a base rate announced by Wells Fargo Bank from time to time, and a special line of up to $3,000,000 under which borrowings bear interest at a rate of the greater of either 8% or 1.5% over the base rate. As of November 3, 2001, the Wells Fargo Bank base rate was 5.5%. We are required to maintain average availability under the Right Start Credit Facility of at least 85% of amounts in our budget (calculated on a rolling two-month average basis). As of November 3, 2001, the date of our latest measuring period, our average availability is approximately 90.7% of budget amounts. As of November 3, 2001, we had approximately $6,835,000 outstanding under the Right Start Credit Facility and aggregate availability of approximately $1,241,000. As a result of the anticipated acquisition of FAO by Toy Soldier, the Company is currently negotiating with the Bank to include Toy Soldier as a party to the Right Start Credit Facility. The Right Start Credit Facility matures on January 23, 2006.

     The  Company's  wholly-owned  subsidiary,  ZBCI,  entered  into a Loan  and
Security Agreement with the Bank on September 5, 2001 (the "ZB Credit Facility"). The ZB Credit Facility is secured by a pledge of substantially all of the assets of ZBCI. The Company has guaranteed ZBCI's obligations under the ZB Credit Facility and secured its guarantee with a pledge of the stock of ZBCI. The ZB Credit Facility consists of a standard revolving line of up to $100 million under which borrowings bear interest, at ZBCI's election, at an initial rate of 3.5% over LIBOR or 1.75% over a base rate announced by Wells Fargo Bank from time to time, and a special subline of up to $15 million under which borrowings bear interest at a rate of 14.5% per annum. The interest rate on the standard revolving line adjusts based on the average quarterly availability under the ZB Credit Facility to a low of 2.25% over LIBOR and 0.25% over the base rate, in each case, when availability exceeds $25 million. ZBCI is required to maintain a tangible net worth of at least $26 million as of February 2, 2002 and 85% of amounts projected in ZBCI's budget for each calendar month on or after February 28, 2002. In addition, the ZB Credit Facility limits capital expenditures for the fiscal year ending February 2, 2002 in excess of $5 million or $2.5 million in any fiscal quarter of such year and amounts approved by the Bank thereafter. ZBCI is required to keep its effective advance rate under the ZB Credit Facility (tested at month end and on December 24) below 50% from January through March of each year, 65% from April to July of each year, 70% from August through November of each year and 35% in December of each year (except that, in connection with provision of a $5 million letter of credit, ZBCI was permitted to have an effective advance rate of 50% in December 2001 and to increase its effective advance rate for October and November 2001 by $5 million). ZBCI may not permit the ratio of purchases to costs of goods sold (on a trailing three month basis tested at month end beginning November 30, 2001) to be less than 0.30:1.00 from January through May of each year, 0.70:1.00 for June of each year, 1.00:1.00 for July and November of each year, 1.25:1.00 for August and September of each year, 1.35:1.00 for October of each year and 0.50:1.00 for December of each year. ZBCI must maintain a minimum availability under the standard revolving line of not less than $5 million. ZBCI must maintain a cost value of inventory that is within 15% of ZBCI's business plan at all times. ZBCI is required to reduce outstanding advances under the special subline to $7.5 million from December 26 through April 30 of the following year and to maintain special subline advances equal to or exceeding $10 million from May 1 through December 24 of each year until the special subline is terminated.

     The Company is currently in discussions with the Bank to enter into a consolidated credit agreement which would be completed in the first quarter of fiscal 2002.

     On November 13, 2001 KAIM affiliates and Mr. Fred Kayne provided a $5 million letter of credit to the Bank in connection with the credit facility that the Bank, as agent, provides to ZBCI. The letter of credit may be drawn upon only if ZBCI defaults under the minimum availability requirements of the Loan and Security Agreement and must be drawn, if at all, on or before December 27, 2001. In exchange, such affiliates and Mr. Kayne received warrants exercisable for an aggregate of 100,000 shares of the Company's common stock at a price of $3.50 per share. Such persons also received notes in the aggregate maximum principal amount of $5 million that pay interest at 8% per annum and mature in one year beginning, in each case, at such time as the Bank draws on the letter of credit. The outstanding principal amount on such notes at any time, if any, will equal the amount so drawn.

     On September 5, 2001 the holders of the Senior Subordinated Notes converted their notes into an aggregate of 1,341,706 shares of Common Stock. Additionally, on December 1, 2001 the Company forced conversion of its Series D Pay-in-Kind Convertible Preferred Stock into an aggregate of 2,428,192 shares of Common Stock.


     During the first three quarters of Fiscal 2001, operating activities used $44.8 million of cash compared to using $4.0 million in the comparable period of Fiscal 2000. In the current year, investing activity consisted of $1.9 million for fixed asset additions compared to $1.3 million for fixed asset additions for the prior year. Borrowings on our revolving lines of credit, as well as the issuance of preferred stock and pay-in-kind notes, provided the primary source of funds for the current period.


     Our ability to fund our operations and maintain compliance with both credit facilities is dependent on our ability to generate sufficient cash flow from operations. We reported operating losses related to retail store operations for Fiscal 2000 of $3.0 million, for Fiscal 1999 of $3.3 million and for Fiscal 1998 of $2.3 million. During an economic downturn we expect to see reduced sales at our existing stores with our mall stores experiencing the largest impact. With the recent acquisition of Zany Brainy and our planned acquisition of FAO, the upcoming fourth quarter operating results are extremely important in determining the amount of liquidity and capital resources available for the next 12 months. We continually look for ways to improve operating results, increase inventory turnover and obtain better payment terms from suppliers.

     Our expansion plans have changed with the acquisition of Zany Brainy and our planned acquisition of FAO. We have currently suspended our search for stand alone Right Start locations but will begin opening Right Start stores within the four walls of our existing Zany Brainy stores. We believe that many of the existing Zany Brainy stores have excess floor space which will be better utilized by these "store-in-a-store" additions. We expect to open up to 120 of these beginning in the second quarter of next year at a rate of approximately 10 per month. The capital outlay for these additions is expected to average approximately $35,000 per store, whereas the capital outlay for opening a stand alone Right Start store had averaged $125,000. Our ability to execute any expansion will be dependent on future operating results. We will also consider our financing alternatives in determining the rate at which we execute our "store-in-a-store" growth strategy.

     Upon completing the "store-in-a-store" expansion, we expect to open new "Combo Stores" that will contain both a Zany Brainy and a Right Start. No time frame has yet been established for opening new "Combo Stores."

     According to its certificate of determinations, the Company's Series A Mandatorily Redeemable Preferred Stock is mandatorily redeemable at its $3.0 million liquidation preference on May 31, 2002, to the extent funds are legally available. The holders of such stock have notified the Company that they believe the investments received by the Company in order to accomplish the ZB Acquisition require a mandatory redemption. The Company informed the holders that it disagreed with their position. In December 2001, the two parties settled the redemption disagreement by resolving, among other things, to reset the redemption date to March 31, 2002. The Company anticipates funding this redemption under the consolidated credit agreement that it is currently discussing with the Bank.


     We believe that cash flow from operations and borrowings under the Right Start Credit Facility (as it may be amended in connection with the FAO Acquisition) and the ZB Credit Facility will provide sufficient liquidity to fund operations for the current fiscal year and Fiscal 2002. If, however, we were to experience a significant decrease in cash flow from operations we may be required to obtain additional financing. There can be no assurance, however, that such additional financing would be available on terms favorable to the Company at such time.

     On September 5, 2001, ZBCI completed the acquisition of substantially all of the assets of Zany Brainy, including 187 retail stores in 34 states, through a sale of assets and assignment of liabilities pursuant to sections 363 and 365 of the U.S. Bankruptcy Code as management and the Board of Directors determined that there was a good fit between the two brands, the combination would allow cross-promotion throughout the childhood of our customers' children, the brands attract similar customers, that there were opportunities for efficiencies in operations and that the price was attractive. As consideration, ZBCI agreed to pay the following: $7.5 million in cash plus 1.1 million shares of Common Stock to the Zany Brainy estate for the benefit of the unsecured creditors (the cash portion to be paid in three equal installments on December 15, 2001, February 15, 2002 and April 15, 2002); $65.8 million (excluding renewed letters of credit) to the Zany Brainy, Inc. DIP lender paid at the closing from the proceeds of the ZB Credit Facility; $4.2 million which was offset by payments due to investors; $2.1 million paid at the closing into an escrow for Zany Brainy management retention bonuses; and certain lesser amounts. Additionally, ZBCI assumed certain other liabilities estimated at $36.9 million consisting of post-petition trade payables, settlement amounts, bankruptcy-related professional fees, sales and payroll taxes, accrued salaries and employee benefit obligations and customer gift certificates and merchandise credits The Company has also agreed to reimburse the Zany Brainy creditors for up to $1 million for costs the may be incurred by the creditors related to professional services. To the extent any amounts are paid by the Company, they would represent additional purchase price.. In addition to the investments discussed below, the Company financed the ZB Acquisition through the ZB Credit Facility. The Company plans to maintain both the Zany Brainy and Right Start stores as separate and distinct brands although the two brands are expected to share physical space where appropriate and as permitted by the relevant leases.


     In order to fund the ZB Acquisition, the Company issued approximately 11,919 shares of its Series E Preferred Stock to Athanor and 2,200 shares of its Series G Preferred Stock to certain KAIM investment affiliates for approximately $11.9 million and $5.5 million, respectively. The Series E Preferred Stock is convertible, upon approval by the Company's shareholders, into 8,334,836 shares of the Company's Common Stock, at an imputed price of $1.43 per share, and the Series G Preferred Stock is convertible, upon approval by the Company's shareholders, into 2,200,000 shares of Common Stock at an imputed price of $2.50 per share. Additionally, Athanor purchased $4.9 million in aggregate principal amount of the Junior Notes. The Athanor Investment, if and when converted to Common Stock, represents approximately 34.4% of the fully diluted shares of the Company before giving effect to employee and director stock options but assuming conversion of the Series H Preferred Stock. Under a stockholders' agreement between KAIM investment affiliates and Athanor and the investment agreement between the Company and Athanor, Athanor has the right to name three members to the Company's Board of Directors, one of whom is to be considered "independent." The stockholders' agreement also requires the KAIM investment affiliates and Mr. Fred Kayne convert all of their holdings in the Company's Senior Subordinated Notes and the Company's Series B Convertible Preferred Stock, Series C Convertible Preferred Stock and Series D Pay-in-Kind Convertible Preferred Stock to Common Stock at the time that sufficient common shares have been authorized, and the conversion feature on the newly-issued preferred stock and Junior Notes has been approved by vote of the Company's common shareholders and to vote their securities in favor of such matters.

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

     The FAO Acquisition will be funded through the issuance of the Company's Series H Preferred Stock which is contingently convertible into 5 million shares of the Company's common stock, and the issuance of $18 million in aggregate principal amount of 8% Subordinated Notes, due 2004 (the "FAO Notes").

     The Series H Preferred Stock is convertible, upon approval by our shareholders, at a price of $4.00 per share. The Series H Preferred Stock, if and when converted to our common stock, represents approximately 14.6% of the fully diluted shares of our common stock (approximately 34 million shares)
before  giving  effect  to  employee  and  director  stock   options.   Under  a
shareholders' agreement with FAO, Mr. Fred Kayne and affiliates of Kayne Anderson Investment Management have agreed to vote their securities in favor of all matters necessary to permit the conversion of the Series H Preferred Stock. Upon such authorization and approval, the Series H Preferred Stock (to the extent of the conversion of our other convertible securities other than employee or director options, outstanding warrants to purchase our common stock or the Series E Preferred Stock) will automatically convert into shares of our common stock.

     The FAO Notes, which rank pari-passu on a liquidation with our indebtedness and indebtedness of Toy Soldier to our respective vendors, suppliers and trade creditors incurred in the ordinary course of business, is guaranteed by us and secured by a subordinated security interest in substantially all of the assets of Toy Soldier and us, respectively. In the event of a liquidation, insolvency or bankruptcy of us or Toy Soldier, the holders of the FAO Notes are required to share the proceeds of any collateral on a pro-rata basis with the holders of the trade debt. Toy Soldier must prepay 20% of the aggregate principal amount of the FAO Notes if its consolidated EBITDA exceeds $25 million in either of fiscal 2003 or 2004 and must prepay another 20% in 2004 if the prepayment obligation is triggered in 2003. Toy Soldier also must prepay the FAO Notes with the net cash proceeds from the closing of a sale of debt or equity securities of us or Toy Soldier in excess of $5 million unless the proceeds are received from the closing of a sale of debt or equity securities on condition that they be, and within 30 days of receipt are, used to accomplish a merger, consolidation or asset acquisition. Toy Soldier also must prepay the FAO Notes with the proceeds of asset sales in excess of $500,000 unless, within 30 days of receipt of such proceeds, such proceeds are used to repay indebtedness outstanding under its Loan and Security Agreement with the Bank. Finally, no more than 30 days following a Change of Control, Toy Soldier must prepay the entire principal amount outstanding under the FAO Notes. "Change of Control" means the occurrence of any of the following: (i) the adoption of a plan relating to the liquidation or dissolution of Toy Soldier or the Company, (ii) any person or group (as such term is used in Section 13(d)(3) and 14(d)(2) of the Securities Exchange Act of 1934, as amended) is or becomes the beneficial owner (as defined in Rules 13d-3 and 13d-5 under the Securities Exchange Act of 1934, as amended (or any successor rules)), directly or indirectly, of more than 50% of the total voting stock of Toy Soldier or us, other than in connection with a merger, consolidation or acquisition of assets in which Kayne Anderson Investment Management affiliates do not sell equity or (iii) the first day on which a majority of the members of the Board of Directors of Toy Soldier are not Continuing Directors other than in connection with a merger, consolidation or acquisition of assets in which Kayne Anderson Investment Management affiliates do not sell equity. The term "Continuing Director" means, as of any date of determination, any member of Toy Soldier's Board of Directors who (i) was a member of Toy Soldier's Board of Directors at the closing or (ii) was nominated for election or elected to Toy Soldier's Board of Directors with the affirmative vote of a majority of the Continuing Directors who were members of such Board at the time of such nomination or election.


Impact of Inflation

     The impact of inflation on the results of operations has not been significant during our last three fiscal years.

Seasonality

     The Right Start Retail Store Operations and Direct to Customer Operations are not significantly impacted by seasonal fluctuations when compared to many other specialty retail operations. The products sold in those operations are for the most part need-driven and the customer is often the end user of the products as opposed to a gift giver. These operations do, however, experience increased sales during the Christmas holiday season, primarily in mall stores. As a result of the ZB Acquisition and the FAO Acquisition we expect our business to become more seasonal. Each of those businesses is highly seasonal and over 40% of the associated revenue can be expected to be received in the fourth quarter. As a result, we expect to increase levels of inventory through the month of November in order to meet seasonal requirements.

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

     In June 2001, the FASB issued two new pronouncements: SFAS 141, "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets." SFAS 141
requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and that the use of the pooling-of-interests method is no longer permitted. SFAS 142 requires that upon adoption, amortization of goodwill will cease and instead the carrying value of goodwill will be evaluated for impairment at least annually using a fair value test. Other identifiable intangible assets will continue to be amortized over their useful lives and reviewed at least annually for impairment using a method appropriate to the nature of the intangible asset. The Company was required to implement SFAS 141 on July 1, 2001 and SFAS 142 at the beginning of its next fiscal year, February 3, 2002. The Company adopted SFAS 141 effective July 1, 2001. The Company is currently evaluating the impact of the adoption of SFS 142 and has not yet determined the effect, if any, that its adoption will have on its financial position or results of operations.

     In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for the fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. SFAS 144 establishes an accounting model for impairment or disposal of long-lived assets to be disposed of by sale. The Company plans to adopt SFAS 144 on February 3, 2002. The Company believes the adoption of this standard will not have a material impact on its financial position or results of operations.


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

              The Company filed two reports on Form 8-K in the quarter.


The following exhibits of The Right Start, Inc. are included herein:


Exhibit Number

              No exhibits to be filed.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.


                                                         THE RIGHT START, INC.



Date:  December 18, 2001                            /s/ Jerry R. Welch
                                                        Jerry R. Welch
                                                        Chief Executive Officer


Date:  December 18, 2001                             /s/ Raymond P. Springer
                                                         Raymond P. Springer
                                                         Chief Financial Officer