Form 10-K
period 2002-02-02
FAO INC
filed 2002-05-02
CIK 878720

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended February 2, 2002
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from to .

Commission file number 0-19536

F.A.O., INC.
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	95-3971414 (I.R.S. Employer Identification No.)
2520 Renaissance Boulevard, King of Prussia, PA (Address of principal executive offices)	19406 (Zip code)

Registrant's telephone number, including area code
 (610)292-6600

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, no par value

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        As of May 1, 2002, approximately 7,281,516 shares of the Registrant's Common Stock held by persons who are not officers, directors or 10% holders were outstanding and the aggregate market value of such shares was approximately $55,048,261. These figures exclude shares held by certain stockholders who may not be affiliates and who disclaim affiliate status.

        As of April 29, 2002 there were outstanding 30,451,504 shares of Common Stock, no par value, with no treasury stock.

PART I

ITEM 1. BUSINESS

  General

        FAO, Inc. (formerly known as The Right Start, Inc., and referred to herein as "FAO", "we", "us", "our" and similar designations) is a specialty retailer of high quality developmental, educational and care products for infants and children and high quality toys, games, books and multimedia products for children up to age 12 conducted through the FAO Schwarz, Right Start and Zany Brainy brands. Our business expanded in the last fiscal year to include educational products, toys, games, books and multimedia products for children up to age 12 through the purchase of substantially all of the assets of Zany Brainy, Inc. and certain assets of upscale toy seller F.A.O. Schwarz (now known as KBB Retail Assets Corp.).

        Frederick August Otto Schwarz founded the FAO Schwarz business in 1862, just six years after he arrived in America from Westphalia, Germany. Mr. Schwarz operated his shop in Baltimore, Maryland until 1870 when he moved to New York to open the Schwarz Toy Bazaar on Broadway, which eventually moved to its current location at 767 Fifth Avenue. In the intervening years FAO Schwarz developed into the premier upscale retailer of toys in the United States. We now have flagship FAO Schwarz stores in Manhattan, Los Angeles, San Francisco, Las Vegas, Boston and Orlando as well as 16 smaller stores, and we sell FAO Schwarz merchandise online and through catalogs. In addition, we are currently operating a flagship store in Chicago that we did not acquire in the purchase but operate under an agreement with KBB Retail Assets Corp. (fka F.A.O. Schwarz). The focus for the FAO Schwarz brand is on unique, high quality, exclusive products in playful, interactive, fun selling environments staffed with knowledgeable and attentive sales personnel. We purchased certain assets and assumed certain liabilities of KBB Retail Assets Corp. (fka F.A.O. Schwarz) and its telemarketing and fulfillment services affiliate through our subsidiary FAO Schwarz, Inc. in January of 2002 (the "FAO Acquisition").

        The Zany Brainy business began in 1991 and the first Zany Brainy store was opened in Wynnewood, Pennsylvania in the same year. Today we operate 169 Zany Brainy stores nationwide and also sell merchandise under the Zany Brainy brand online. The Zany Brainy business is a leading specialty retail business selling high quality toys, games, books, multimedia and other educational products for children up to age twelve. In September 2001 we purchased substantially all the assets and assumed certain liabilities of Zany Brainy, Inc. and its affiliates from bankruptcy through our subsidiary ZB Company, Inc. (the "Zany Brainy Acquisition").

        The Right Start business initially began in 1985 as a catalog business designed to capitalize upon growing trends toward the use of mail order catalogs and the demand for high quality infants' and children's goods. Until our formation, parents' alternatives were limited to low-service, mass merchandise stores or sparsely stocked, high-priced infants' and children's specialty stores. To counter this, we offer a carefully screened comprehensive selection of infant and toddler products that we consider to be the "best of the best," that is, the safest, most durable, best designed and best valued items, in a full service setting. Today retail sales under the Right Start brand occur in 44 stand-alone locations or neighborhood shopping centers and 20 large, enclosed regional shopping mall locations nationwide as well as online and through The Right Start Catalog. In addition, we have opened the first of 130 planned boutiques for the Right Start brand product in Zany Brainy stores.

        FAO, Inc. is organized as a California corporation with its principal executive offices located at 2520 Renaissance Boulevard, King of Prussia, PA 19406. At a special meeting held on March 26, 2002, our shareholders voted to approve the change of our name from The Right Start, Inc. to FAO, Inc. and our reincorporation in Delaware. We anticipate completing our reincorporation later this year after obtaining necessary consents. Our telephone number is 610.292.6600.

  Retail Store Operations and Market

        We operate 23 FAO Schwarz, 64 Right Start and 169 Zany Brainy retail stores directly and through our subsidiaries.

        FAO Schwarz Division.    FAO Schwarz, Inc. operates 23 FAO Schwarz stores in 14 states. FAO Schwarz stores fall into two categories: (i) flagship stores varying in size from approximately 67,000 square feet in New York to six others that vary between 60,000 and 22,000 square feet and (ii) 16 mall stores ranging from approximately 4,000 to 12,000 square feet. FAO Schwarz stores offer a uniquely interactive and engaging environment where kids of all ages are invited to use their imaginations. Typically each store has animated displays and visual attractions highlighted by a signature FAO Schwarz clock tower. No child forgets the first visit to FAO Schwarz and our FAO Schwarz stores are designed to continue the tradition of wonderment. Twelve stores include an FAO Schweetz candy boutique and one store is dedicated solely to candy sales under the name FAO Schweetz. In addition, 13 of the acquired stores include an FAO Baby boutique in which we include select Right Start merchandise such as strollers, car seats and carriers. In addition, as part of our integration efforts, we intend to offer certain FAO Schwarz brand plush products in Zany Brainy and Right Start stores. Customers may return unused products to FAO Schwarz stores.

        Zany Brainy Division.    ZB Company, Inc. operates 169 Zany Brainy stores in 31 states. Stores average approximately 10,000 square feet in size. Zany Brainy store locations generally were selected based on geographic markets and store sites on the basis of demographic information, quality and nature of co-tenants, store visibility and accessibility. Zany Brainy store products are designed to entertain, educate and spark the imaginations of children up to 12 years of age. Zany Brainy stores include a broad mix of carefully selected educational merchandise, ranging from traditional favorites to advanced computer-based learning programs. The Zany Brainy emphasis is on providing adults with the right parenting solutions while stimulating each child within a uniquely interactive environment. We recently opened the first of 130 planned Right Start boutiques in Zany stores to take advantage of what we believe to be excess selling space for the Zany Brainy concept alone. The boutiques will be approximately 1,500 square feet in size and include approximately 1,000 Right Start products. Customers may return unused products to Zany Brainy stores.

        Right Start Division.    Twenty of the Right Start stores are located in large enclosed shopping malls and 44 are located in stand-alone locations or in neighborhood shopping centers, some of which are known as "lifestyle" centers because they include a mix of retailers of non-durable consumer products. The stores' product mix includes a wide variety of items chosen to be the best at meeting the needs of parents of infants and small children up to age three, all presented within a store designed to provide a safe, baby-friendly environment for the shopping ease of parents. Customers may return unused products to Right Start stores.

        In our two fiscal years preceding the fiscal year ending February 2, 2002 ("Fiscal 2001") and prior to the acquisition of Zany Brainy and FAO Schwarz, approximately 27% of our revenues derived from sales of products in the Right Start travel category, such as car seats, strollers and their related accessories. Products sold in the Right Start child development category, such as musical items and toys designed to help stimulate and develop a child's sensory and motor skills, constituted approximately 22% of our revenues over the same three-year period. In Fiscal 2001, no such category represented more than 10% of our consolidated revenue.

  Direct to Consumer

        FAO.com, the FAO Schwarz online store, was initially launched May 3, 1998. Included in our Fiscal 2001 results are sales generated from the FAO Schwarz online store from January 6, 2002 through February 2, 2002 of approximately $200,000. Customers may return unused products either to FAO Schwarz stores or by mail.

        Catalog sales have been a growing business for FAO Schwarz since they began in 1876. FAO Schwarz has two types of catalogs that it currently distributes: an upscale "Ultimate Catalog" sent to over 350,000 people in the 2001 Christmas season and a core catalog sent to over 6.0 million people that season. The Ultimate Catalog is sent to the best FAO Schwarz customers and has generated average orders of over $260. FAO Schwarz also has included catalogs in its outbound internet orders.

        Core catalogs include a mix of exclusive toys, limited distribution items and "Best of FAO" items. Customers may return unused products by mail. In Fiscal 2001, total sales generated through the FAO Schwarz catalogs from January 6, 2002 through February 2, 2002 were approximately $200,000.

        Rightstart.com was launched in the summer of 1999 through RightStart.com Inc.  RightStart.com Inc. is an affiliate that used our brand name online and in its catalog business. As part of its formation we contributed assets comprised of our Right Start catalog and online operations. We later acquired from Targoff-RS, LLC the assets it acquired in the foreclosure on RightStart.com Inc. by RightStart.com Inc.'s senior secured lenders, including the online and catalog businesses conducted under the Right Start brand. Included in our Fiscal 2001 results are sales generated from the Right Start online store from August 5, 2001 through February 2, 2002 of approximately $1.8 million.    Customers may return unused products either to Right Start stores or by mail.

        The Right Start brand initially began as a catalog company in 1985 to capitalize upon growing trends toward the use of mail order catalogs and the demand for high quality infants' and children's goods. Last year we mailed approximately 1.2 million spring and holiday Right Start Catalogs. Included in our Fiscal 2001 results are sales generated from the Right Start Catalog from August 5, 2001 through February 2, 2002 of approximately $700,000. Customer may return unused products by mail.

        Zanybrainy.com was relaunched after we completed the Zany Brainy Acquisition in November of 2001. Included in our Fiscal 2001 results are sales generated from the Zany Brainy online store from November 2001 through February 2, 2002 of approximately $1.7 million. Customers may return unused products to Zany Brainy stores or by mail.

        Call center and customer service operations for FAO Schwarz are handled in one of our two Roanoke, Virginia facilities. Staffing for call center operations fluctuates seasonally between 100 and 350 employees. This center provides telemarketing and fulfillment services for FAO Schwarz's catalog and internet as well as providing these same services for third parties. In addition, this operation handles all telephone calls to the Fifth Avenue store made during the fourth quarter (over 40,000 in the 2000 season). In Fiscal 2001 the call center answered approximately 900,000 phone calls with 85% answered within 25 seconds. Call center and customer service operations for the Right Start and Zany Brainy brands are handled in Calabasas, California. We are moving customer service operations for all three brands to the Roanoke facility.

  Marketing and Promotion

        FAO Schwarz Brand.    The FAO Schwarz brand has received attention through its catalog, the internet and recent television, movies and related product launches (such as Men in Black, Babe, Stuart Little, Star Wars, Planet of the Apes and Big). Hundreds of television interviews are conducted in the Fifth Avenue store during the holiday season. Initial product launches at FAO Schwarz stores include Teletubbies, Furby and Pokemon. Special television tie-ins include the CBS feature the "30 Days of Christmas" which featured a different FAO Schwarz product segment each day from Thanksgiving to Christmas. In addition, FAO Schwarz stores host celebrity appearances from people such as Michael J. Fox, Mark Wahlberg, Martha Stewart and Vanessa Williams. In 1998 FAO Schwarz initiated a "Best of FAO" rewards program that caters to customers who purchase over $750 per year. The customers in the "Best of FAO" rewards program accounted for over $16 million in sales during Fiscal 2001. FAO Schwarz also has a corporate outreach program that targets local hotels and businesses. The FAO Schwarz brand has not traditionally been marketed using direct mail, newspaper advertising or television advertising venues, though limited direct mail was begun in 2001. We may find that we need to increase the marketing budget for the FAO Schwarz brand in the future, which could have a negative impact on profits for this brand.

        Zany Brainy Brand.    We typically promote Zany Brainy products, stores and brand awareness using direct mail and newspaper advertisements. We rely primarily on direct mail advertising to capitalize on our internally generated customer database. A variety of direct mail pieces, including a large, color "Zany Zone" circular, is mailed throughout the year to both current and prospective customers. We also use full color newspaper inserts for broader consumer reach during peak selling periods and use e-mail campaigns to reach customers efficiently. We have reduced the marketing budget for the Zany Brainy brand in the first quarter in order to reduce overall expenses.

        Right Start Brand.    We have implemented a number of marketing programs to reinforce our Right Start brand name and increase customer awareness of our new store locations. These programs include advertisements in the yellow pages and on register receipts, direct mail and e-mail campaigns, promotions with manufacturers and local efforts aimed at community organizations and merchants.

        We have also taken advantage of the cross-promotional opportunities that exist between the retail stores for each brand and our online stores and catalogs.

  Purchasing and Warehousing

        We now purchase products from over 400 different vendors worldwide. In total, we import approximately 25% of the products sold in our retail stores. We believe that importing products allows us to provide unique products and to experience higher gross margins on those products. As with retailers generally, we maintain a significant inventory in order to keep our stores supplied with merchandise. Most of this inventory is maintained in our distribution centers.

        East Coast operations currently include three company-operated distribution centers that are located in New Jersey at Swedesboro, Somerset and Phillipsburg. The distribution centers are approximately 250,000, 169,000 and 225,000 square feet, respectively. Approximately 90% of our products are distributed through these facilities and the balance is shipped to the stores directly by the manufacturer or supplier. Operations include an automated inventory replenishment system designed to optimize the inventory levels at the stores. This computerized system retrieves sales information from our stores, enabling picking, pricing and shipping of products to stores on a weekly or bi-weekly basis.

        West Coast operations are expected to include a company-operated distribution center in Ontario, California. This distribution center would be approximately 220,000 square feet and is expected to become operational in the summer of 2002. The use of this facility will mirror our East Coast facilities. We expect to handle approximately 25% of our shipments from this facility.

        Two distribution facilities in Roanoke, Virginia handle both internet and catalog orders, as well as call center operations and third party logistics services for five other companies including Children's Wear Digest, Inc., Gold Violin, Inc., Just Boys Just Girls, Yoga Zone LLC and Sperry & Hutchison Co., Inc. The facilities are approximately 160,000 and 48,000 square feet, respectively. The facilities include a 200-seat call center that handled approximately 925,000 calls in Fiscal 2001. In Fiscal 2001 the facilities handled approximately 600,000 orders and made approximately 850,000 shipments. Shipments generally are made the day following the taking of the order to the extent merchandise ordered is in stock.

        We also use third party fulfillment and return service providers for the Right Start and Zany Brainy internet operations, though we expect to bring those functions in-house this summer. We expect to dispose of the Phillipsburg, New Jersey distribution center and to terminate operations at our Somerset distribution center by year-end. We may further rationalize distribution operations if we feel the right opportunity presents itself.

  Employees

        As of April 1, 2002, we employed 3,928 employees, 2,265 of whom worked part-time. We consider our employee relations to be good.

        Employees located in the FAO Schwarz San Francisco store are covered by a collective bargaining agreement with United Food and Commercial Workers Union, Local 101. The agreement covers wage and hour matters, vacation, holidays and time off, discipline, benefits and seniority among other things. The agreement does not permit strikes and is subject to renegotiation in March 2003.

  Competition

        The highly competitive specialty kids retailing market is composed of:

  •
  mass market retailers, including big box stores such as Toys "R" Us and Babies "R" Us and discounters such as Wal-Mart and Target;

  •
  smaller format specialty educational and creative toy and game retailers;

  •
  non-toy specialty retailers, such as traditional book, music, video and software retailers;

  •
  internet-only retailers such as Amazon.com; and

  •
  a variety of other retailers offering a subset of our products including individually-owned baby stores, card and gift shops, candy stores, craft stores and department stores.

        Competition from each of these sources limits our ability to increase profits at our stores without losing sales. We believe our larger competitors compete primarily on the basis of price and that our small competitors compete primarily on the basis of service and relationships with the customer.

  Intellectual Property

        We have registered and continue to register, when deemed appropriate, our trademarks, trade names and domain names, including "FAO Schwarz," "Zany Brainy," "The Right Start" and "Right Start". We consider these trademarks and trade names to be readily identifiable with, and valuable to, our business.

        In addition, each of "FAO Baby," "FAO Schwarz Fifth Avenue," "FAO," "FAO Girl," "FAO Schweetz," "Truffles", "Patrick the Pup", "The Right Start Babies to Kids", "The Right Start Catalog", "A Zillion Neat Things for Kids," "Zany Brainy and Design," "Zany Zone," "Price Chomper," "Noodle Kid Design," "Oodles and Oodles of Fun Things to Learn," "Noodle Kidoodle," "Kids Learn Best When They're Having Fun," "My Little Play Pals," "Dolls to Love," "Kidstruments," "Why Take an Extraordinary Kid to an Ordinary Toy Store?," "Free Fun Every Day," "Oceanmotion," "ZanyBrainy.com," "Dream Dough" and "Kidsultant" has been registered as a service mark and/or trademark with the United States Patent and Trademark Office. In addition, numerous applications are pending for other trademarks. "FAO.com," "faoschwarz.com," "RightStart.com", "Zanybrainy.com," "zb.com" and numerous other related URL's are also registered as Internet domain names.

        We obtained the right to use "F.A.O. Schwarz" and variations thereof under license from the F.A.O. Schwarz Family Foundation. The license is perpetual for so long as we comply with the terms of the license agreement. The license agreement permits the exclusive use of the name FAO Schwarz mark for advertising, promotion or any other business purposes, including use of the mark on products, packaging and labeling and in connection with advertising in operated or licensed stores, through catalogs, internet, television, computer and other electronic means, product licensing, and branded products for resale by third party retailers. FAO Schwarz, Inc. will pay royalties to the F.A.O. Schwarz Family Foundation based on such sales and licensing efforts. The agreement provides the F.A.O. Schwarz Family Foundation with quality control rights over our use of the mark.

        In addition, we enter into licensing agreements from time to time with respect to the intellectual property of others that gives us the right to use such intellectual property in the marketing of our products. These licenses last from one to five years and may or may not be exclusive to us.

        We believe our rights to our intellectual property are secure and unlimited in duration (except as noted) subject to required continuing filings. If, however, our intellectual property rights were to be challenged we could find our time and other resources diverted from our business or find our brand recognition diminished or lost.

  Governmental Regulation

        The products we sell are subject to provisions of the Consumer Safety Act and the regulations issued thereunder. These laws authorize the Consumer Product Safety Commission ("CPSC") to protect the public from products that present a substantial risk of injury. The CPSC can require the manufacturer of defective products to repurchase or recall such products. The CPSC may also impose fines or penalties on the manufacturer. Similar laws exist in some states and cities in which we market our products. Products we or our suppliers have developed occasionally are subject to recall. A recall of any of our products may materially adversely affect us by impairing our reputation for quality and safety and diverting our resources from our business generally.

  Seasonality

        Like other specialty retail operators, our business conducted through the FAO Schwarz and Zany Brainy brands is highly seasonal with the bulk of our sales under those brands typically coming in the fourth quarter. Our FAO Schwarz business is less seasonal than typical retailers due to its appeal to tourists. Our Right Start business is not significantly impacted by seasonal fluctuations, when compared to many other specialty retail operations. Right Start products are for the most part need-driven and our customer is often the end user of the products as opposed to a gift giver. To the extent we continue to experience seasonality, our results of operations may be adversely by a poor holiday season. Approximately 42% of the Fiscal 2001 revenue generated in the Zany Brainy stores we acquired was recorded in the fourth quarter of Fiscal 2001. Approximately 39% of the revenue for Fiscal 2001 generated in the FAO Schwarz stores we acquired was recorded in the fourth quarter of Fiscal 2001.

  Store Openings and Closings

        Over the last three fiscal years we have opened and closed stores with the general goal of increasing the number of street stores we have and decreasing the number of mall stores we have. We did not purchase all of the stores in the Zany Brainy or FAO chains but do not plan to close any of the stores we did purchase unless the performance of those stores does not meet our expectations. The history of our store openings and store closings (all for the Right Start brand) over the last three fiscal years is summarized below:

Fiscal Year	Opened	Closed
2001	9 Street	1 Street 5 Mall
2000	11 Street	2 Mall
1999	13 Street	1 Mall

  Forward-Looking Statements

        This Annual Report contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements in this Annual Report are intended to be subject to the safe harbor protection provided by Sections 27A and 21E. When used in this report and elsewhere by management from time to time, the words "believes," "anticipates" and "expects" and similar expressions are intended to identify forward-looking statements with respect to our financial condition, results of operations and business. Further information on potential factors that could materially affect our financial condition is included elsewhere in this Annual Report on Form 10-K under the heading "Risks" and in our filings with the Securities and Exchange Commission. We caution readers not to place undue reliance on forward-looking statements, which speak only as of the date of this filing. We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after that date.

ITEM 2. PROPERTIES

        We operate 256 retail stores in 32 states. We lease each of our retail locations under operating leases with lease terms ranging from five to ten years in most cases. At some locations, we have options to extend the term of the lease. FAO Schwarz stores generally have initial lease terms for at least ten years, and many FAO Schwarz leases contain multiple five-year renewal options. In most cases the leases are triple net with rent provisions that include a fixed minimum rent and, in some cases, a contingent percentage rent based on net sales of the store in excess of a defined threshold. Certain other of the leases contain escalation clauses that provide for increases in base rental and renewal options at fair market rental rates.

        Our corporate headquarters and headquarters for Zany Brainy store operations both are located at 2520 Renaissance Boulevard in King of Prussia, Pennsylvania, where we lease approximately 30,000 square feet. The lease initially expires in December 2007 and has two 72-month renewal options. Headquarters for FAO Schwarz store operations are located at 767 Fifth Avenue, New York, New York, under a lease of approximately 24,500 square feet. The lease has an initial term of 15 years (expiring January 31, 2012) with one five-year renewal option. We also have a five-year lease for approximately 15,000 square feet located in Calabasas, California for Right Start store operations.    We are looking for ways to further rationalize our use of our corporate office space in New York and California.

        East Coast operations currently include three company-operated distribution centers that are located in New Jersey in Swedesboro, Somerset and Phillipsburg. The distribution centers are approximately 250,000, 169,000 and 225,000 square feet, respectively. West Coast operations are expected to include a company-operated distribution center in Ontario, California. This distribution center would be approximately 220,000 square feet and is expected to become operational in the summer of 2002. Two distribution facilities in Roanoke, Virginia handle both internet and catalog orders, as well as call center operations and third party logistics services for five other companies. The facilities are approximately 160,000 and 48,000 square feet, respectively.    We expect to dispose of the Phillipsburg, New Jersey distribution center and to terminate operations at our Somerset distribution center by year-end. We may further rationalize distribution operations if we feel the right opportunity presents itself.

ITEM 3. LEGAL PROCEEDINGS

        We are a party to various legal actions arising in the ordinary course of business. In the opinion of management, any claims that may arise from these actions are immaterial to us or are without significant merit. We believe that the ultimate outcome of these matters will not have a material adverse effect on our financial position or results of operations.

ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

        On March 26, 2002, we asked our shareholders to approve, and they did approve:

  •
  the conversion feature of our Series E Convertible Preferred Stock (the "Series E Preferred Stock"), Series F Convertible Preferred Stock (the "Series F Preferred Stock"), Series G

    Convertible Preferred Stock (the "Series G Preferred Stock") and Series H Contingent Convertible Preferred Stock (the "Series H Preferred Stock"), which converted into an aggregate of 17,334,836 shares of our common stock, (ii) the conversion feature of our 4% Subordinated Convertible Redeemable Pay-in-Kind Notes due 2004, convertible into 3,426,573 shares of our common stock, and (iii) an amendment to our articles of incorporation effecting an increase in our authorized common stock from 25 million shares to 75 million shares;

  •
  a change in our legal name from The Right Start, Inc. to FAO, Inc. and (ii) the reincorporation of our company from California to Delaware;

  •
  an amendment to our 1991 Employee Stock Option Plan increasing the maximum aggregate number of shares of our common stock subject to the plan from 2,300,000 shares to 3,853,417 shares, an increase of 1,553,417 shares; and

  •
  our new 2001 Employee Stock Incentive Plan with a maximum aggregate number of shares of our common stock subject to the plan equal to 2,146,583, such that the total aggregate number of shares subject to the 1991 Employee Stock Option Plan and the 2001 Stock Option Plan is 6,000,000.

        We expect to reincorporate in Delaware when we are able to obtain all necessary consents.

ITEM 5. MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Our common stock is traded on the Nasdaq National Market system under the symbol FAOO. Our common stock was held of record by approximately 184 registered shareholders as of April 19, 2002. The following table sets forth the range of high and low bid prices on the Nasdaq National Market for our common stock for the year ending February 3, 2001 ("Fiscal 2000") and Fiscal 2001. The bid price quotations listed below reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Bid Price(1)
	High	Low
Fiscal 2001
First Quarter	$2.72	$1.45
Second Quarter	2.60	1.45
Third Quarter	5.25	2.20
Fourth Quarter	6.20	4.00
Fiscal 2000
First Quarter	$18.69	$4.38
Second Quarter	5.94	3.75
Third Quarter	4.13	1.38
Fourth Quarter	2.88	.88

(1)
As of May 1, 2002, the closing price for our common stock was $7.56.

        We have never paid dividends on our common stock and currently do not expect to pay dividends in the future. In addition, our credit agreement with Wells Fargo Retail Finance, LLC and other debt agreements contain financial and operational covenants that, among other things, limit our ability to pay dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

ITEM 6.    SELECTED FINANCIAL DATA

        The selected financial data presented below as of and for our fiscal year ended January 31, 1998 ("Fiscal 1997"), our fiscal year ended January 30, 1999 ("Fiscal 1998"), our fiscal year ended January 29, 2000 ("Fiscal 1999"), Fiscal 2000 and Fiscal 2001 have been derived from financial statements which, except for Fiscal 1997 and Fiscal 1998, are contained elsewhere in this Annual Report on Form 10-K. The selected financial data set forth below are qualified in their entirety by, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements, the notes thereto and other financial information included elsewhere in this Annual Report on Form 10-K. Fiscal 1999 is presented on a consolidated basis with RightStart.com. Fiscal 2001 data include the results of ZB Company, Inc. and Targoff-RS, LLC from September 5, 2001 and the results of FAO Schwarz, Inc. from January 6, 2002.

	Fiscal Year(2)
	2001	2000	1999	1998	1997
	(amounts in 000s except per share and share data)
Earnings Data
Revenues:
Net sales	$244,159	$44,201	$49,844	$37,593	$38,521
Sales to RightStart.com	3,207	9,408	—	—	—

Total	247,365	53,609	49,844	37,593	38,521
Net loss	(11,344)	(7,704)	(10,842)	(5,680)	(9,241)
Preferred D Dividends	(838)	(461)	(627)	(19)	—
Beneficial conversion feature	(22,923)	—	—	—	—
Net Loss attributable to common stock	(35,105)	(8,165)	(11,459)	(5,699)	(9,241)
Basic and diluted loss per share	$(4.87)	$(1.46)	$(2.14)	$(1.13)	$(2.01)
Share Data(1)
Weighted average shares outstanding	7,202,633	5,597,809	5,355,756	5,051,820	4,594,086
	Fiscal Year
	2001	2000	1999	1998	1997
Balance Sheet Data
Current assets	$141,726	$11,750	$17,424	$8,300	$8,908
Total assets	181,436	22,234	30,727	17,671	18,462
Current liabilities	57,529	5,637	12,943	6,572	4,796
Long-term debt	75,847	7,945	3,000	—	8,734
Series A Preferred Stock(3)	—	2,439	2,088	1,789	—
Shareholders' equity	46,469	4,724	7,921	7,861	3,307

(1)
All share data has been restated to give effect to our one-for-two reverse stock split, which was effective December 15, 1998.

(2)
Fiscal 2000 is comprised of 53 weeks; other fiscal periods presented are comprised of 52 weeks. Fiscal years end on the Saturday closest to January 31 of the calendar year following the designated year.

(3)
Liability is reflected in Current liabilities for Fiscal 2001. The stock was redeemed May 1, 2002.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Overview

        FAO, Inc. operates 256 retail stores in 32 states throughout the United States as of April 19, 2002 and operated 63 retail stores as of the end of Fiscal 2000. The stores' product mix includes a wide variety of items to meet the needs of infants, small children and their care givers and children through age 12 presented in three distinct formats identified by the brands FAO Schwarz, The Right Start and Zany Brainy.

        The following table sets forth our statement of operations data for Fiscal 2001 and Fiscal 2000. Fiscal 2001 represents consolidated activity, which includes acquisitions, direct-to-customer and The Right Start brand retail business. The Right Start retail business has been segregated for historical comparison purposes.

	FAO, Inc. Consolidated Fiscal 2001		Acquisitions and Direct-to-Customer		The Right Start FY 2001		The Right Start FY 2000
	Dollars in thousands (000's)
Retail net sales	$238,517	96.4%	$191,754	97.2%	$46,763	100.0%	$44,201	100.0%
Direct-to-customer	4,538	1.8%	4,538	2.3%	—	0.0%	—	0.0%
Shipping and handling	838	0.4%	838	0.4%	—	0.0%	—	0.0%
Sales to Rightstart.com	3,472	1.4%	265	0.1%	3,207	6.9%	9,408	21.3%

Net sales	247,365	100.0%	197,395	100.0%	49,970	106.9%	53,609	121.3%
Cost of goods sold	144,395	59.4%	120,131	61.2%	24,264	51.9%	22,128	50.1%
Shipping and handling	898	107.2%	898	107.3%	—	0.0%	—	0.0%
Cost of goods sold to Rightstart.com	3,472	100.0%	265	100.0%	3,207	100.0%	9,408	100.0%

Gross profit	98,600	39.9%	76,101	38.6%	22,499	48.1%	22,073	49.9%
Operating expenses	78,880	31.9%	59,937	30.4%	18,943	40.5%	17,214	38.9%
Marketing and advertising	3,818	1.5%	3,293	1.7%	525	1.1%	824	1.9%
General and administrative	13,098	5.3%	8,388	4.2%	4,710	10.1%	4,017	9.1%
Pre-opening costs	268	0.2%	—	0.0%	268	0.5%	456	1.1%
Depreciation and amortization expense	4,058	1.6%	1,359	0.7%	2,699	5.8%	2,184	4.9%
Store closing expense	231	0.1%	—	0.0%	231	0.5%	401	0.9%

	100,353	40.6%	72,977	37.0%	27,376	58.5%	25,096	56.8%
Operating income (loss)	(1,753)	(0.7)%	3,124	1.6%	(4,877)	(10.4)%	(3,023)	(6.8)%
Non-cash interest expense	5,313	2.1%	5,313	2.7%	—	0.0%	—	0.0%
Loss on investment in RightStart.com	—	0.0%	—	0.0%	—	0.0%	3,406	7.7%
Interest expense	3,830	1.5%	2,974	1.5%	856	1.8%	1,197	2.7%

Loss before income taxes	(10,896)	(4.4)%	(5,163)	(2.6)%	(5,733)	(12.2)%	(7,626)	(17.7)%
Income tax provision	448	0.2%	398	0.2%	50	0.1%	78	0.2%

Net income (loss)	$(11,344)	(4.6)%	$(5,561)	(2.8)%	$(5,783)	(12.3)%	$(7,704)	(17.4)%

  Fiscal 2001 Compared With Fiscal 2000

        We consummated the FAO Acquisition on January 6, 2002, the Zany Brainy Acquisition on September 5, 2001and acquired Targoff-RS, LLC on September 5, 2001, which was the Right Start direct-to-customer internet and catalog business. These acquisitions and the direct-to-customer business are incremental to the Fiscal 2000 Right Start retail business and have been separately identified. Operating results for the prior periods are not comparable due to the manner in which the historical operations were conducted compared to our current structure. Consequently, historical data for the acquired businesses operating results for prior periods has been excluded from Management's Discussion and Analysis of Financial Conditions and Results of Operations. Therefore, the following discussion relates to The Right Start retail business for Fiscal 2001 as compared to Fiscal 2000.

        Net Sales.    Retail net sales consist of gross product sales to customers net of returns. Retail net sales increased by $2.6 million, or 5.9%, from $44.2 million in Fiscal 2000 to $46.8 million in Fiscal 2001. The net sales growth reflects an increase in store base from 61 stores to 65 stores, offset slightly by a 2.1% decrease in same stores sales and a shorter fiscal year. Fiscal 2000 was a 53-week year while Fiscal 2001 consisted of 52 weeks. The primary reason for the decrease in same store sales is attributable to weak sales in our mall-based Right Start stores. On a same-store basis, mall store sales were down 8.1% while street store sales were up 7.9%.

        Sales to RightStart.com Inc.    Sales to RightStart.com Inc. decreased $6.2 million in Fiscal 2001 compared to Fiscal 2000. These sales were during the period that we did not consolidate RightStart.com Inc.'s operations with our own.

        Cost of goods sold.    Cost of goods sold consists primarily of the cost of products sold, inbound freight costs and inventory shrinkage costs. Retail gross margin decreased to 48.1% in the current year from 49.9% in the prior year. The decrease was attributable to a 0.8% increase in freight costs, a 0.6% margin loss due to a shift in the retail mix to lower margin items and a 0.4% increase in inventory shrinkage provision.

        Operating expense.    Retail operating expense consists of store operational expenses, retail personnel costs, and costs related to the distribution and warehousing of our retail merchandise. Retail operating expense was $18.9 million in Fiscal 2001 as compared to $17.2 million in Fiscal 2000. The $1.7 million or 9.9% increase primarily reflects the addition of 9 new store locations less 6 closures. Retail operating expense as a percentage of retail net sales increased from 38.9% in Fiscal 2000 to 40.5% in Fiscal 2001. The increase as a percent of sales is primarily due to the operating costs-to-sales ratio for new stores.

        Marketing and advertising expense.    Retail marketing and advertising expense generally consists of print advertising in national and regional publications, as well as promotional mailings to our customers. Marketing and advertising expense decreased from $0.8 million in Fiscal 2000 to $0.5 million in Fiscal 2001 as a result of lower print advertising expense.

        General and administrative expense.    General and administrative expense consists primarily of the costs related to management, financial, merchandising, inventory management, professional service fees and other administrative support. General and administrative expense increased 17.3% to $4.7 million in Fiscal 2001 compared to $4.0 million for Fiscal 2000. The current period includes $104,000 in severance charges, $68,000 for settlements related to disputed charges, a $25,000 signing bonus and $20,000 related to our corporate office move. Absent these amounts, which we believe to be non-recurring, general and administrative expense, as a percentage of sales, increased slightly to 9.6% for the current period from 9.1% for the same period last year. General and administrative expense includes net credits in the amount of $1,238,000 and $402,000 for the current and prior year period, respectively. $671,000 of the credit in the current year is the result of net billings to RightStart.com Inc. and Targoff-RS, LLC, under their respective management services agreements. The balance of the net current year credits, $567,000, consists of general and administrative support we provided to ZB Company, Inc. These net credits net to zero in consolidation. The prior year credits are related solely to net billings to RightStart.com Inc.

        Pre-opening costs.    Pre-opening costs consist primarily of non-recurring marketing, advertising and other expenses related to the opening of new store locations. Pre-opening costs decreased $200,000 from $500,000 in Fiscal 2000 to $300,000 in Fiscal 2001. The decrease was due to 11 new stores opened during Fiscal 2000 and carryover costs related to five stores opened at the end of the Fiscal 1999 versus pre-opening costs recognized for 9 new stores opened during Fiscal 2001.

        Depreciation and amortization.    Depreciation and amortization expense increased $0.5 million or 22.7% from $2.2 million in Fiscal 2000 to $2.7 million in Fiscal 2001. The increase was due to the additional assets placed in service related to new store openings.

        Store closing expense.    Store closing expense consists primarily of the write-off of non-recoverable assets and costs incurred in closing store locations. In Fiscal 2000, $401,000 in expense was recorded in relation to the closing of two stores. Store closing expense in Fiscal 2001 of $231,000 is related to 5 store closures in that year.

        Interest expense.    Interest expense, decreased to $0.9 million in Fiscal 2001 from $1.2 million in Fiscal 2000. The $0.3 million decrease is primarily due to lower interest rates.

        Tax provision.    Provision for income taxes is related to state income taxes. No federal or state income tax provision benefit was recorded for Fiscal 2000 due to the uncertainty of realizing any tax benefits in future years. As of February 3, 2001, we had net operating loss carry forwards for federal tax purposes of $33.7 million and for state tax purposes of $14.3 million. Due to a change in control for tax purposes that occurred in March 2002, there are limitations on the amount of the loss carry forwards that can be used annually. These carry forwards expire in 2021 for federal tax purposes and in 2006 for state tax purposes, if not previously utilized.

        The following table sets forth the statement of operations data for the periods indicated for retail store operations, excluding operating data for RightStart.com Inc. (which includes Right Start Catalog operations), which data is unaudited for Fiscal 1999.

	Fiscal 2000		Fiscal 1999
Retail Net Sales	$44,201,000	100.00%	$38,043,000	100.00%
Cost of goods sold	22,128,000	49.66%	18,878,000	49.62%

Gross Profit	22,073,000	49.94%	19,165,000	50.38%
Operating expense	17,121,000	38.73%	14,418,000	37.90%
Marketing and advertising costs	824,000	1.86%	830,000	2.18%
General and administrative expenses	4,017,000	9.09%	3,310,000	8.70%
Non-cash compensation expense	93,000	0.21%	1,794,000	4.72%
Depreciation and amortization expense	2,184,000	4.94%	1,672,000	4.40%
Store closing (income) expense	401,000	0.91%	151,000	0.40%
Pre-opening costs	456,000	1.03%	323,000	0.85%

Operating loss	(3,023,000)	-6.83%	(3,333,000)	-8.78%

Loss on investment in RightStart.com Inc.	3,406,000	7.71%	—	0.00%
Interest expense	1,197,000	2.71%	465,000	1.22%

Loss before income taxes	(7,626,000)	-17.25%	(3,798,000)	-9.98%
Tax provision	78,000	0.18%	68,000	0.18%
Net loss	$(7,704,000)	-17.43%	$(3,866,000)	-10.16%

  Fiscal 2000 Compared With Fiscal 1999

        Net Sales.    Retail net sales consist of gross product sales to customers net of returns. Retail net sales increased by $6.2 million, or 16.2%, from $38.0 million in Fiscal 1999 to $44.2 million in Fiscal 2000. The net sales growth reflects the addition of 11 new store locations offset by the impact of two store closures. Fiscal 2000 was a 53-week year while Fiscal 1999 consisted of 52 weeks. Same store sales for Fiscal 2000 increased 0.9% after adding the first week of Fiscal 2000 to Fiscal 1999 sales in order to adjust for the additional week that Fiscal 2000 would otherwise have over Fiscal 1999.

        Cost of goods sold.    Cost of goods sold consists primarily of the cost of products sold, inbound freight costs and inventory shrinkage costs. Retail gross margin remained relatively unchanged from 50.4% in Fiscal 1999 to 50.1% in Fiscal 2000.

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

        Marketing and advertising expense.    Retail marketing and advertising expense generally consists of print advertising in national and regional publications, as well as promotional mailings to our customers. Marketing and advertising expense remained flat at $0.8 million for Fiscal 1999 and Fiscal 2000.

        General and administrative expense.    General and administrative expense consists primarily of the costs related to management, financial, merchandising, inventory management, professional service fees and other administrative support. General and administrative expense increased 21.4% to $4.0 million for Fiscal 2000 compared to $3.3 million for Fiscal 1999. The increase is due primarily to an increase in staffing and related costs. As a percentage of sales, this expense line increased by 0.4% over prior year. General and administrative expense includes net credits in the amount of $405,000 and $407,000 for the current and prior fiscal year, respectively. These credits are the result of net billings for services provided to RightStart.com Inc. under a management services agreement between us.

        Non-cash compensation expense.    During the second quarter of 1999, we recorded $1.8 million of non-cash compensation expense associated with the vesting of performance options that had been granted to our executive officers. This expense resulted from the increase in the price of our common stock from the date of grant of the options to the date on which vesting occurred. The $93,000 reported for Fiscal 2000 is made up of $57,000 related to options held by RightStart.com Inc. employees after deconsolidation and $36,000 of deferred compensation amortization related to non-employee director grants in Fiscal 1999.

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

        Loss on investment.    As of October 10, 2000, we deconsolidated with RightStart.com Inc. and as a result recorded losses for Fiscal 2000 up to the level of our investment in RightStart.com Inc. of $2.7 million and recorded an allowance for the potential uncollectability of $0.4 million in connection with amounts owed to us by RightStart.com Inc. under a management services agreement between us and an additional $0.3 million reserve for other costs and expenses associated with the investment.

        Interest expense.    Interest expense, net increased to $1.2 million in Fiscal 2000 from $0.5 million in Fiscal 1999. The $0.7 million increase reflects an increase of $0.3 million due to increased borrowings and increased interest rates and $0.4 million due to loan fee amortization related to our former credit facility.

        Tax provision.    Provision for income taxes is related to state income taxes. No federal or state income tax provision benefit was recorded for Fiscal 2000 or Fiscal 1999 due to the uncertainty of realizing any tax benefits in future years. As of February 3, 2001, we had net operating loss carry forwards for federal tax purposes of $28.7 million and for state tax purposes of $11.7 million. These carry forwards expire in 2021 for federal tax purposes and in 2006 for state tax purposes, if not previously utilized.

        The following table sets forth the unaudited statement of operations data for the periods indicated for RightStart.com Inc.:

	Fiscal 1999		Fiscal 1998
Catalog sales	$3,645,000	30.9%	$4,736,000	82.8%
Online store sales, net	7,391,000	62.6%	—	—
Shipping and handling revenues	765,000	6.5%	982,000	17.2%

Net revenues	11,801,000	100.0%	5,718,000	100.0%
Cost of goods sold	6,401,000	54.2%	2,180,000	38.1%
Cost of shipping and handling	2,678,000	22.7%	969,000	16.9%

Gross profit	2,722,000	23.1%	2,569,000	44.9%
Operating expense	4,040,000	34.2%	2,239,000	39.2%
Marketing and advertising expense	6,403,000	54.3%	—	—
General and administrative expense	1,995,000	16.9%	438,000	7.7%
Non-cash compensation expense	220,000	1.9%	—	—
Depreciation expense	278,000	2.4%	18,000	0.3%
Interest income	(238,000)	-2.0%	—	—

Loss before income taxes and minority interest	(9,976,000)	-84.5%	(126,000)	-2.2%
Tax provision	—	—	—	—
Minority interest in consolidated subsidiary loss	3,000,000	25.4%	—	—

Net loss	$(6,976,000)	-59.1%	$(126,000)	-2.2%

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

        Depreciation Expense.    Depreciation expense increased $260,000 from $18,000 in Fiscal 1998 to $278,000 in Fiscal 1999. This increase was due primarily to web site hardware and software additions that are being depreciated over a three-year period.

        Interest income.    Interest income related to earnings on cash generated from the sale of preferred stock in July 1999 totaled $238,000 in Fiscal 1999. There was no interest income in Fiscal 1998.

        Tax provision.    Tax provision has been computed as if RightStart.com had operated as a separate entity for all periods presented. As a result of net losses, no benefit for income taxes was recorded for Fiscal 1999 or Fiscal 1998. As of January 29, 2000, RightStart.com had net operating loss carry forwards for federal tax purposes of $9.7 million and for state tax purposes of $4.8 million. These carry forwards expire in 2020 for federal tax purposes and in 2005 for state tax purposes, if not previously utilized. A tax benefit has not been recorded for any period presented due to uncertainties surrounding the timing of realizing any benefits in future years.

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

  Liquidity and Capital Resources

  General

        We are primarily a toy retailer and anticipate that we will derive approximately 42% to 46% of our revenue and achieve all our profitability in our fourth fiscal quarter. Consequently, we are dependent upon the use of our Amended and Restated Loan and Security Agreement with Wells Fargo Retail Finance, LLC (the "Bank") which combined the facilities we previously maintained separately for ZB Company, Inc, and for ourselves and FAO Schwarz, Inc. (the "Consolidated Credit Facility") to provide the necessary liquidity to fund our operations and capital expenditures through the first three quarters of our fiscal year. Our prior facilities consisted of a loan and security agreement between the Bank, ourselves and FAO Schwarz, Inc. which permitted aggregate borrowings of $24 million, was due in January 2005 and carried an interest rate at the time of termination of 8.0% per annum and a loan and security agreement between the Bank, as agent and ZB Company, Inc. which permitted aggregate borrowings of $100 million, was due in September 2005 and carried an interest rate at the time of termination of 7.2% per annum. The Consolidated Credit Facility matures October 6, 2004 and consists of (i) a standard revolving line of credit of up to $115 million under which borrowings bear interest, at our election, at an initial rate of 3.5% over the London Interbank Offered Rate ("LIBOR") or 1.50% over a base rate announced by Wells Fargo Bank from time to time, and (ii) an additional special term subline of up to $12 million under which borrowings bear interest at a rate of 7% per annum over the base rate announced by LaSalle National Bank but not less than 12% per annum. As of May 1, 2002, the Wells Fargo Bank base rate was 6.25%. The Consolidated Credit Facility allows us to borrow up to 75% of accounts receivable not to exceed $7.5 million, plus 85% of the undrawn amount of letters of credit plus, (A) so long as the special term subline remains outstanding, (1) during the period between April 30, 2002 and October 31, 2002 up to 100% of the net retail liquidation value net of expenses ("NRLV") of our eligible inventory, (2) between October 31, 2002 and December 31, 2002 up to 95% of NRLV of our eligible inventory and (3) anytime thereafter 90% of NRLV of our eligible inventory based on a trailing 5 day average but never in excess of 95% of NRLV and (B) when the special term subline is no longer in effect, 87.5% of the NRLV of our eligible inventory through August 2002 and 85% of the NRLV of our eligible inventory thereafter. The Consolidated Credit Facility contains certain financial covenants and additional borrowing limits discussed below. If the Company chooses to maintain the special term subline, however, there are additional covenants that would be imposed as discussed below.

        The amount available to the Company under its borrowing formula fluctuates primarily with its level of inventory and the amounts due to its suppliers. At May 1, 2002, the amount available under the Consolidated Credit Facility was approximately $13.3 million. Management expects that the Company will continue to have sufficient availability throughout the year based on its business plan and the borrowing formula under the Consolidated Credit Facility.

        In addition to our Consolidated Credit Facility, we have accessed the capital markets to raise additional capital to fund growth and the acquisitions of Zany Brainy and FAO Schwarz.

  Right Start Growth

        In September and October 2000, we sold $3.0 million in aggregate principal amount of our 8% Senior Subordinated Convertible Pay-in-Kind Notes due 2005 (the "Senior Convertible Notes") to affiliates for $3.0 million in cash. The Senior Convertible Notes were converted into common stock at a price of $2.375 per share of common stock on September 5, 2001.

        In October 2000, we sold 44,900 shares of our Series D Preferred Stock for $4.5 million, a portion of which was purchased by affiliates, for $4.5 million in cash.    The Series D Preferred Stock was converted into common stock at the rate of $2.00 per share on December 1, 2001. In connection with the issuance of the Series D Preferred Stock, we issued 449,000 warrants to purchase one share of common stock per warrant at an exercise price of $2.00 per share of common stock. The fair value of the warrants was estimated at $439,000 in the aggregate using the Black-Scholes option pricing model.

  Zany Brainy Acquisition

        In connection with the Zany Brainy Acquisition in September 2001 we sold 11,918.815 shares of our Series E Preferred Stock for $11,918,815 in cash to Athanor Holdings, LLC. The shares were converted on March 26, 2002 into 8,334,836 shares of our common stock at an imputed price of $1.43 per share,.

        In addition, we sold to Athanor Holdings, LLC, a 4% Subordinated Convertible Pay-in-Kind Note due September 4, 2004, in the aggregate principal amount of $4,900,000 (the "Junior Convertible Note").

        We also sold 2,200 shares of our Series G Preferred Stock for $5.5 million in cash to affiliates of Kayne Anderson Investment Management, Inc., which shares were converted into 2.2 million shares of our common stock at an imputed price of approximately $2.50 per share on March 26, 2002.

        We issued 1.1 million shares of our common stock to the bankruptcy estate of Zany Brainy, Inc. for the benefit of its unsecured trade creditors.

        The Athanor Holdings, LLC investment agreement with us required that we acquire from Targoff-RS, LLC the assets it acquired in the foreclosure on RightStart.com Inc. by RightStart.com Inc.'s senior secured lenders, including the online and catalog businesses conducted under the Right Start brand. We purchased Targoff-RS, LLC and its debt (held in part by certain of our affiliates) at a price of $4.0 million through the issuance of 1,800 shares of the Series F Preferred Stock. The Series F Preferred Stock was converted into 1.8 million shares of our common stock at an imputed price of approximately $2.22 per share on March 26, 2002.

        In September 2001, in connection with the Zany Brainy Acquisition, we executed a $3.0 million Equipment Loan Promissory Note. Payments, which include interest at 8% per annum, are required in the amount of $92,221 monthly through June 1, 2004.

  FAO Acquisition

        In order to consummate the FAO Acquisition in January 2002, we issued new securities consisting of 20,000 shares of Series H Preferred Stock with an aggregate liquidation preference of $20 million that converted into 5,000,000 shares of our common stock at an imputed price of $4.00 per share on March 26, 2002.

        In addition, FAO Schwarz, Inc. has $15.7 million in aggregate principal amount outstanding of its 8% Subordinated Notes due 2005 (the "Subsidiary Subordinated Notes") issued in connection with the FAO Acquisition. The Subsidiary Subordinated Notes are carried on balance sheet at $14.5 million reflecting an original issue discount of $1.3 million.     FAO Schwarz, Inc. must prepay 20% of the aggregate principal amount of the Subsidiary Subordinated Notes if our consolidated earnings from continuing operations (excluding extraordinary items), before interest, taxes, depreciation and amortization exceeds $25 million in either of fiscal 2003 or 2004 and must prepay another 20% in 2004 if the prepayment obligation is triggered in 2003.

        In connection with an interim operating agreement among FAO Schwarz, Inc., us, KBB Retail Assets Corp. (fka F.A.O. Schwarz) and Royal Vendex KBB N.V., we issued an additional Subsidiary Subordinated Note due January 5, 2005 in the aggregate principal amount of $1.5 million to KBB Retail Assets Corp. in exchange for the inventory at the FAO Schwarz flagship store located in Chicago. Under the interim operating agreement we agreed to operate the Chicago Store in exchange for reimbursement of our losses attributable to that store. The additional Subsidiary Subordinated Note matures on the earlier of the date that the FAO Schwarz, Inc. is required (i) to sell the inventory at the Chicago store back to KBB Retail Assets Corp. in connection with termination of the interim operating agreement or (ii) to transfer principal balances from the additional Subsidiary Subordinated Note to the Subsidiary Subordinated Notes due 2005 in connection with assignment of the lease for the Chicago store to FAO Schwarz, Inc.

  Use of Cash

        In Fiscal 2001, we used $600,000 in cash in our operating activities compared to $4.8 million in Fiscal 2000. In the current year, investing activity includes $2.8 million for fixed asset additions compared to $2.8 million for fixed asset additions for the prior year. In Fiscal 2001, we used $14.5 million for acquisitions. In Fiscal 2000 we made no acquisitions but we lost $3.4 million on our investment in RightStart.com Inc. The primary source of funds from financing activities for the current period were borrowings of $1.2 million under our former credit facilities, the sale of Series E Preferred Stock ($11.9 million), the Series G Preferred Stock ($5.5 million) and the Junior Convertible Note ($4.9 million) and the Subsidiary Subordinated Notes ($16.0 million). We also paid $757,000 in financing costs and had proceeds from stock issuances of $382,000. The net proceeds of such financing activities were used to consummate the Zany Brainy Acquisition, the acquisition of Targoff-RS, LLC and the FAO Acquisition. In Fiscal 2000, our sources of financing were $4.5 million from the issuance of the Series D Preferred Stock, $3.0 million from the Senior Convertible Notes, $1.6 million from borrowings under our credit facility, $137,000 from the proceeds of stock issuances offset by a $3.0 million payment on term notes.

        During the third quarter of Fiscal 2000, RightStart.com Inc. issued two million shares of common stock which, together with other corporate actions resulted in RightStart.com Inc. being accounted for on our financial statements under the equity method of accounting and no longer consolidated with us.

        We have a deferred tax asset of $14.0 million, which is reserved against by a valuation allowance of $12.6 million, for a net deferred tax asset of $1.4 million. Management expects that we will generate $4.0 million of taxable income within the next 15 years to utilize a minimum of $1.4 million of the net deferred tax asset. The taxable income will be generated through a combination of improved operating results and tax planning strategies. On March 26, 2002, we believe we experienced an ownership change as defined in Section 382 of the Internal Revenue Code and the related Treasury Regulations. Future utilization of net operating loss carry forwards will be limited to approximately $10 million to $12 million per year.

        Our primary need for cash will be to integrate the Right Start, Zany Brainy and FAO Schwarz businesses and fund operations until we reach our fourth quarter. In addition, we will use cash to open Right Start boutiques in Zany Brainy stores and for other general corporate purposes. While we were not looking for an opportunity to purchase the Zany Brainy and FAO Schwarz businesses, we did pursue the opportunity when it was presented. If such opportunities were to present themselves in the future we may seek to pursue them as well which could increase our need for capital. We expect to spend approximately $3.7 million on capital expenditures in Fiscal 2002, which we will fund through operations and our credit facility.

  Critical Accounting Policies and Estimates

        The preparation of financial statements requires management to make estimates and assumptions that affect reported results. The estimates and assumptions are evaluated on an on-going basis and are based on historical experience and on other factors that management believes are reasonable. Estimates and assumptions include, but are not limited to, the areas of inventories, long-lived assets, income taxes and commitments and contingencies.

        The Company believes that the following represents the areas where more critical estimates and assumptions are used in the preparation of the financial statements.

        Merchandise Inventories: Merchandise inventories consist of finished goods purchased for resale and are stated at the lower of cost or market value. Cost is determined on a weighted average basis. The Company monitors inventory levels and inventory turns to mitigate excess inventory amounts.

        Long-lived assets: The Company periodically evaluates whether events and circumstances have occurred that indicate the remaining estimated useful lives of long-lived assets may warrant revision or that the remaining balance may not be recoverable. When factors indicate that an asset should be evaluated for possible impairment, the Company uses an estimate of the asset's undiscounted net cash flows over its remaining life in measuring whether the asset is recoverable.

        Income taxes: The Company accounts for income taxes using an asset and liability approach under which deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. A valuation allowance is established against deferred tax assets when it is more likely than not that all, or some portion, of such deferred tax assets may not be realized.

  Contractual Obligations, Commitments and Contingencies

        The following table summarizes our consolidated contractual obligations as of February 2, 2002. These should be read in conjunction with Note 12 and Note 18 to our financial statements included herein.

	2002	2003	2004	2005	2006	Thereafter	Total
	($ in 000's)
Revolving Credit Agreement		$42,416	$11,056				$53,472
Mandatorily Redeemable Preferred Stock	$2,910						2,910
Acquisition Obligations	5,000						5,000
Equipment Note	959	959	544				2,462
Subsidiary Subordinated Note*		$3,146	4,646	$9,460			17,252
Junior Convertible Note			4,900				4, 900
Advertising Commitment	750						750
Severance Obligations	900						900
Lease Obligations	$51,654	$51,536	$50,446	$46,354	$42,323	$139,594	$381,907

	$62,173	$98,057	$71,592	$55,814	$42,323	$139,594	$469,553

*
Assumes contingent 20% prepayments will be made in accordance with the terms of the agreement because we have met the trigger earnings targets.

Lease Commitments

        The Company leases real property and equipment under non-cancelable agreements expiring from 2002 through 2018. Certain retail store lease agreements provide for contingent rental payments if the store's net sales exceed stated levels ("percentage rents"). Certain other of the leases contain escalation clauses which provide for increases in base rental for increases in future operating cost and renewal options at fair market rental rates. Net rental expense under operating leases was $21,443,000, $4,139,000 and $3,584,000 for Fiscal 2001, Fiscal 2000 and Fiscal 1999, respectively. Percentage rents of $127,000 and $39,000 were incurred in Fiscal 2001 and Fiscal 2000, respectively. No percentage rents were incurred in Fiscal 1999.

        We anticipate accessing the capital markets to raise additional equity over the near term to improve our liquidity and strengthen our balance sheet. We cannot assure you that we will find such additional capital on acceptable terms or at all.

  Capital Resources Detail

        We entered into the Consolidated Credit Facility on April 30, 2002. Our operating subsidiaries, FAO Schwarz, Inc. and ZB Company, Inc., are also borrowers under the Consolidated Credit Facility. The borrowers' obligations are secured by liens on substantially all of their assets with certain exceptions for liens granted to other parties. A portion of the proceeds from the Consolidated Credit Facility was used to retire amounts due under our former credit facility and the credit facility maintained by ZB Company, Inc., and the remaining portion is available for general corporate purposes in accordance with our operating budget that has been approved by the Bank (the "Budget"). The Consolidated Credit Facility consists of (i) a standard revolving line of up to $115 million under which borrowings bear interest, at our election, at an initial rate of 3.5% over the London Interbank Offered Rate ("LIBOR") or 1.50% over a base rate announced by Wells Fargo Bank from time to time, and (ii) an additional special term subline of up to $12 million under which borrowings bear interest at a rate of 7% per annum over the base rate announced by LaSalle National Bank but not less than 12% per annum. In addition, we are required to pay a collateral monitoring fee in connection with the special term subline of $80,000 per month. As of May 1, 2002, the Wells Fargo Bank base rate was 6.25%. The Consolidated Credit Facility allows us to borrow up to 75% of accounts receivable not to exceed $7.5 million, plus 85% of the undrawn amount of letters of credit plus, (A) so long as the special term subline remains outstanding, (1) during the period between April 30, 2002 and October 31, 2002 up to 100% of the net retail liquidation value net of expenses ("NRLV") of our eligible inventory, (2) between October 31, 2002 and December 31, 2002 up to 95% of NRLV of our eligible inventory and (3) anytime thereafter 90% of NRLV of our eligible inventory on a trailing 5 day average but never in excess of 95% of NRLV and (B) when the special term subline is not longer in effect, 87.5% of the NRLV of our eligible inventory through August 2002 and 85% of the NRLV of our eligible inventory thereafter. The amounts added to our borrowing capacity in (A) and (B) above are limited by a cap on borrowings set at (1) during the period commencing on December 16 of any calendar year and ending on September 30 of the following calendar year, 67.5%, (2) during the calendar month of October of any calendar year, 72%, (3) during the calendar month of November of any calendar year, 78%, and (IV) during the period commencing on December 1 of any calendar year and ending on December 15 of such year, 75% of the cost value of our eligible inventory. The interest rate on the standard revolving line adjusts based on the average quarterly availability under the Consolidated Credit Facility from a high equal to the initial rate to a low of 2.25% over LIBOR and 0.25% over the base rate, in each case, when availability exceeds $35 million. As of May 1, 2002, we had approximately $77.5 million outstanding under the Consolidated Credit Facility and aggregate availability of approximately $13.3 million. The Consolidated Credit Facility limits capital expenditures to amounts approved by the Bank. We are required to have net earnings (excluding extraordinary non-cash gain or loss) before interest, income taxes, depreciation and amortization at least equal to 70% of amounts projected in our Budget on a rolling twelve month basis tested monthly beginning December 2002 (with December 2002 and January 2003 measured on a year-to-date basis). We must maintain a minimum availability under the standard revolving line of not less than $5 million through November 30, 2002 and during the calendar months of July through November thereafter and $7.5 million during the calendar months of January through June and December. We also must maintain a cost value of inventory that is within 15% our Budget at all times. After December 31, 2002, if the special term subline remains outstanding, we must maintain a ratio of inventory receipts to costs of goods sold of not less than 0.30:1.00 from January through May, 0.70:1.00 in June, 1.25:1.00 in August and September, 1.35:1.00 in October, 1.00:1.00 in November and 0.50:1.00 in December. In addition, after December 31, 2002, if the special term line remains outstanding our maximum effective advance rate tested at the end of each calendar month (or, in the case of December, on December 24) is limited to 50% of the value of eligible inventory from January through March, 65% from April through July, 70% from August through November and 35% for December. As of May 1, 2002, our effective advance rate was 64.1%. Also, for so long at the special term subline remains outstanding, the aggregate of all advances under the Consolidated Credit Facility, the special term subline amount and certain letters of credit may not exceed 100% of the NRLV of our eligible inventory through October 31, 2002, 95% from November 2002 through December 2002 and 90% thereafter. As of May 1, 2002 the aggregate of such amounts was equal to 87.5% of the NRLV of our eligible inventory. After December 31, 2002, if the special term subline remains outstanding, an $840,000 collateral management fee will be earned on such date and at the first anniversary thereof and a $280,000 collateral management fee will be earned at the second anniversary thereof, each fee payable in $70,000 monthly installments or on termination of the special term subline. Also a closing fee of $500,000 and a facility fee of $440,000 would be earned on December 31, 2002 and a facility fee of $250,000 would be earned at the second anniversary thereof. The special term subline may be terminated and replaced without costs other than payment of fees that have been earned in advance thereunder. We intend to replace the special term subline on or before December 31, 2002, through the proceeds of a debt or equity offering though we cannot assure you that we will be able to do so. We are currently in compliance with all covenants under our credit facility. In the past we have occasionally been in default of our credit facilities with the Bank. While the Bank has always granted a waiver or amended the facility, we cannot assure you that it would do so in the future.

        The Senior Subordinated Notes, Series D Preferred Stock, Series E Preferred Stock, Junior Convertible Note, Series F Preferred Stock, Series G Preferred Stock, Series H Preferred Stock and the Subsidiary Subordinated Notes were sold under Section 4(2) of the Securities Act of 1933, as amended, which exempts transactions by an issuer not involving any public offering, in reliance on investor representations that the securities were purchased without a view to resale by accredited investors. Conversion of the Senior Subordinated Notes, Series D Preferred Stock, Series E Preferred Stock, Series F Preferred Stock, Series G Preferred Stock and Series H Preferred Stock was accomplished, and, in the case of the Junior Convertible Note, will be accomplished, under Section 3(a)(9) of the Securities Act of 1933, as amended, which exempts securities exchanged by the issuer with its existing security holders exclusively where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange. Holders of the common stock issued, or, in the case of the Junior Convertible Note, to be issued, on conversion of the Subordinated Notes, Series E Preferred Stock, the Junior Convertible Note, Series F Preferred Stock, Series G Preferred Stock and Series H Preferred Stock have registration rights with respect to such common stock.

        Holders of the common stock issued upon conversion of the Series D Preferred Stock and the 1.1 million shares issued to the trade creditors of Zany Brainy, Inc. each have registration rights with respect to such common stock and have elected to participate in the Registration Statement on Form S-3 that we have filed with Securities and Exchange Commission with respect to shares of common stock issued to the bankruptcy estate of Zany Brainy, Inc. for the benefit of the estate's unsecured trade creditors.

        The Junior Convertible Note is junior to all our other indebtedness, and to all our existing and future trade payables. The Junior Convertible Note accrues interest payable annually on September 4 of each year and is convertible into our common stock at a price of $1.43 per share. Interest may be paid in cash or, at our election, through the issuance of additional Junior Convertible Notes (having a conversion price set at the time of issuance) in an aggregate principal amount equal to the amount of interest that would be payable if such interest were paid in cash. The additional Junior Convertible Notes will convert into whole shares of our common stock at a conversion price for each additional Junior Convertible Note to be determined based on the average closing price of our common stock for the ten trading days prior to the interest payment date for which such additional Junior Convertible Note is issued. Prior to September 4, 2004, Athanor Holdings, LLC has the right to convert the aggregate outstanding balance of the Junior Convertible Notes, including any accrued but unpaid interest, into common stock. Prior to and on September 4, 2004, we may redeem the aggregate outstanding balance of the Junior Convertible Notes, including any accrued but unpaid interest thereon, in whole but not in part, at a price equal to 105% of such aggregate outstanding balance, provided that Junior Convertible Notes (i) may not be redeemed prior to September 5, 2002 and (ii) Athanor Holdings, LLC has 45 days from our notice of our intention to redeem the Junior Convertible Note to determine if it would like to exercise its conversion privilege in lieu of any such redemption by us. Unless otherwise agreed to by the parties, if Athanor has not exercised its conversion privilege prior to September 4, 2004, we must redeem the Junior Convertible Note, including any accrued and unpaid interest, on September 4, 2004. In November 2001, in connection with the consent to the FAO Acquisition, the Junior Convertible Notes became convertible upon the closing of the FAO Acquisition. As a result, we expensed the remaining deferred non-cash interest of $4.1 million in our quarter ending February 2, 2002.

        Repayment of the Subsidiary Subordinated Notes, which rank pari passu on liquidation with our indebtedness and indebtedness of FAO Schwarz, Inc. to our respective vendors, suppliers and trade creditors incurred in the ordinary course of business, is guaranteed by us and secured by a subordinated security interest in substantially all of the assets of FAO Schwarz, Inc. and us, respectively. In the event of a liquidation, insolvency or bankruptcy of us or FAO Schwarz, Inc., the holders of the Subsidiary Subordinated Notes are required to share the proceeds of any collateral on a pro-rata basis with the holders of the trade debt. FAO Schwarz, Inc. must prepay 20% of the aggregate principal amount of the Subsidiary Subordinated Notes if our consolidated EBITDA exceeds $25 million in either of fiscal 2003 or 2004 and must prepay another 20% in 2004 if the prepayment obligation is triggered in 2003. FAO Schwarz, Inc. also must prepay the Subsidiary Subordinated Notes with the net cash proceeds from the closing of a sale of debt or equity securities of us or FAO Schwarz, Inc. in excess of $5 million unless the proceeds are received from the closing of a sale of debt or equity securities on condition that they be, and within 30 days of receipt are, used to accomplish a merger, consolidation or asset acquisition. FAO Schwarz, Inc. also must prepay the Subsidiary Subordinated Notes with the proceeds of asset sales in excess of $500,000 unless, within 30 days of receipt of such proceeds, such proceeds are used to repay indebtedness outstanding under the Wells Fargo Retail Finance LLC Loan and Security Agreement with us. Finally, no more than 30 days following a Change of Control, FAO Schwarz, Inc. must prepay the entire principal amount outstanding under the Subsidiary Subordinated Notes. "Change of Control" means the occurrence of any of the following: (i) the adoption of a plan relating to the liquidation or dissolution of FAO Schwarz, Inc. or us, (ii) any person or group (as such term is used in Section 13(d)(3) and 14(d)(2) of the Securities Exchange Act of 1934, as amended) is or becomes the beneficial owner (as defined in Rules 13d-3 and 13d-5 under the Securities Exchange Act of 1934, as amended (or any successor rules)), directly or indirectly, of more than 50% of the total voting stock of FAO Schwarz, Inc. or us, other than in connection with a merger, consolidation or acquisition of assets in which Kayne Anderson Investment Management, Inc. affiliates do not sell equity or (iii) the first day on which a majority of the members of the Board of Directors of FAO Schwarz, Inc. are not Continuing Directors other than in connection with a merger, consolidation or acquisition of assets in which Kayne Anderson Investment Management affiliates do not sell equity. The term "Continuing Director" means, as of any date of determination, any member of FAO Schwarz, Inc.'s Board of Directors who (a) was a member of such Board of Directors at the closing or (b) was nominated for election or elected to such Board of Directors with the affirmative vote of a majority of the Continuing Directors who were members of such Board at the time of such nomination or election.

        In connection with an interim operating agreement between FAO Schwarz, Inc., us, KBB Retail Assets Corp. (fka F.A.O. Schwarz) and Royal Vendex KBB N.V., we issued an additional Subsidiary Subordinated Note due January 5, 2005 in the aggregate principal amount of $1.5 million to KBB Retail Assets Corp. in exchange for the inventory located at the FAO Schwarz flagship store located in Chicago. Repayment of the additional Subsidiary Subordinated Note, which ranks pari passu on liquidation with indebtedness of FAO Schwarz, Inc. to its vendors, suppliers and trade creditors incurred in the ordinary course of business, is guaranteed by us and secured by a subordinated security interest in substantially all of the inventory transferred to FAO Schwarz, Inc. or placed in the Chicago store by FAO Schwarz, Inc. and certain related assets. Payments under the additional Subsidiary Subordinated Note may be made in cash or, in the case of repayment of principal on the maturity date, (a) if the inventory is required to be sold back to KBB Retail Assets Corp., through such a sale or (b) if principal is to be transferred to the Subsidiary Subordinated Notes and the additional Subsidiary Subordinated Note is outstanding and, in the case of interest payments, by offset of expenses reimbursable by KBB Retail Assets Corp. under the interim operating agreement.

        In September 2001, in connection with the Zany Brainy Acquisition, we executed a $3.0 million Equipment Loan Promissory Note. The Note is secured by a security interest in certain equipment of ZB Company, Inc. Under the term loan documents, ZB Company, Inc. is required to maintain total liabilities to a tangible net worth as defined of less than five to one through February 1, 2003.

        As noted above, certain of our affiliates have provided capital and credit support to us from time to time in the past. In exchange they have received compensation on the terms described.

  Impact of Inflation

        The impact of inflation on results of operations has not been significant during our last three fiscal years.

  Other Matters

  New Accounting Pronouncements

        In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No.133, "Accounting for Derivative Instruments and Hedging Activities," effective beginning in the first quarter of 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires companies to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. SFAS No. 133 was amended by Standard SFAS No. 137 that defers the effective date of SFAS No.133 to all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS No. 133 was effective for our first fiscal quarter of Fiscal 2001. We currently do not have or use derivative instruments.

        On June 29, 2001, SFAS No. 141, "Business Combinations" was approved by the FASB. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized.    We were required to implement SFAS No. 141 on July 1, 2001, which resulted in the recognition of no goodwill amortization expense related to the acquisition of Targoff-RS, LLC.

        On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" was approved by the FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach.    On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. We believe application of the non-amortization provisions of SFAS No. 142, beginning in the first fiscal quarter of 2002, will not have a material effect on our results of operations or financial position.

        In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was approved by FASB. This standard supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The standard retains the previously existing accounting requirements related to the recognition and measurement of the impairment of long-lived assets to be held and used, while expanding the measurement requirements of long-lived assets to be disposed of by sale to include discontinued operations. It also expands on the previously existing reporting requirements for discontinued operations to include a component of an entity that either has been disposed of or is classified as held for sale. SFAS 144 is effective on February 3, 2002. We believe that the adoption of SFAS 144 will not have a material effect on our results of operations or financial position.

        In April 2001, the Emerging Issues Task Force ("EITF") of the FASB reached a consensus on issue No. 00-14, "Accounting for Certain Sales Incentives," which requires the cost of certain sales incentives, such as coupons, be classified as a reduction of revenue. The Company does issue coupons to its customers and accounts for their redemption as prescribed by EITF No. 00-14.

        In November 2001, the EITF reached a consensus on a portion of issue No. 00-22, "Accounting for 'Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future". FAO Schwarz, Inc.'s frequent shopper program awards customers with gift certificates based on certain levels of purchases between the months of April and December. These gift certificates may be used to purchase merchandise. During the year ended February 2, 2002 (which only includes the month of January for FAO Schwarz), the Company incurred no liability. If the Company continues with the FAO Schwarz loyalty program, these gift certificate liabilities will be recorded as a reduction of revenue and a liability at the time they are earned in accordance with EITF No. 00-22.

        In March 2002 the EITF reached a consensus on issue No. 00-23, "Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25, Accounting for Stock Issued to Employees, and FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation". The Company has and will continue to issue stock options to its employees as compensation. All transactions were recorded at fair value at the time they were issued and if subsequent changes are made to the agreements, the transactions will be adjusted and any additional compensation recorded in accordance with EITF No. 00-23.

        In September 2001, the EITF reached a consensus on EITF No. 00-24, "Revenue Recognition: Sales Arrangements That Include Specified Price Trade in Rights." We do not currently sell products of a nature that would include trade-in rights.

        In September 2001, the EITF reached a consensus on EITF No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products". EITF 00- 25 addresses accounting for payments made to resellers of our products. We sell our products directly to end-users and do not currently have any arrangements with those users that would require treatment under EITF No. 00-25.

        In April 2002 the EITF reached a consensus on issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)". Our policy with respect to consideration given to a customer currently does not extend beyond coupons and the FAO loyalty program, consequently we do not have any arrangements that would require treatment under EITF No. 01-09.

  Unaudited Quarterly Data

	Quarter Ended
	May 5, 2001	August 4, 2001	November 3, 2001	February 3, 2002	Fiscal 2001
	(Dollars in thousands)
Net revenues	$12,721	$13,523	$58,618	$162,503	$247,365
Gross profit	5,461	5,784	24,669	62,686	98,600
Pre-tax income (loss)	(1,375)	(1,268)	(9,921)	1,668	(10,896)
Earnings (loss) per share	(0.28)	(0.26)	(4.07)	(0.24)	(4.87)
	Quarter Ended
	April 29, 2000	July 29, 2000	October 28, 2000	February 3, 2001	Fiscal 2000
	(Dollars in thousands)
Net revenues	$13,193	$12,948	$11,862	$15,606	$53,609
Gross profit	5,268	5,337	4,918	6,726	22,249
Pre-tax income (loss)	(4,668)	(3,580)	1,026	(404)	(7,626)
Earnings (loss) per share	$(0.86)	$(0.66)	$0.16	$(0.11)	$(1.46)

RISKS

        You should consider carefully all the information included or incorporated by reference in this annual report. The risks and uncertainties described below are not the only ones we confront. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occur, our business's financial condition and operating results could be materially adversely affected.

  Risks Related to Financial and Economic Matters.

  Our operating results are difficult to predict.

        We acquired substantially all of the assets of Zany Brainy, Inc. and its affiliates (collectively, "Zany Brainy") on September 5, 2001, including 169 retail stores in 32 states, through a sale of assets and assignment of liabilities pursuant to sections 363 and 365 of the U.S. Bankruptcy Code (the "Zany Brainy Acquisition"). The Zany Brainy business is significantly larger than our business was prior to the Zany Brainy Acquisition. Operating results in these new Zany Brainy stores are expected to depend to a significant extent on our sales during the months of November and December.

        We acquired assets of F.A.O. Schwarz and Quality Fulfillment Services, Inc. on January 6, 2002, including 22 retail stores in 14 states and the flagship store in New York City (the "FAO Acquisition"). The FAO Schwarz business is significantly larger than our business prior to the Zany Brainy Acquisition and constitutes a significant portion of the combined business. Operating results in these new FAO Schwarz stores are also expected to depend to a significant extent on our sales during the months of November and December.

        During an economic downturn we expect to see reduced sales at our existing stores with the primary impact being in our mall stores. Reductions in tourist traffic negatively impact sales at our FAO Schwarz flagship stores. Our operating results in our new retail stores depend in part on the speed with which such new stores reach sales maturity. If we fail to meet the expectations of securities analysts and investors, the trading price of our common stock may decline significantly.

  We have a history of operating losses.

        We reported operating losses of $1.8 million in Fiscal 2001, and operating losses related to the Right Start retail store operations for Fiscal 2000 of $3.0 million and for Fiscal 1999 of $3.3 million. We cannot assure you that the assets we purchased in the Zany Brainy Acquisition or the FAO Acquisition will not also produce operating losses in the future. We may continue to experience losses or fluctuations in our operations.

        Specifically, our annual and quarterly results of operations may fluctuate as a result of a number of factors, including:

  •
  the results of operations for the Zany and FAO brands;

  •
  unforeseen integration costs;

  •
  the timing and costs associated with placing Right Start boutiques in Zany stores;

  •
  the timing and costs of our store expansion strategy when it is reintroduced;

  •
  the introduction of new products and changes in the mix of products sold; and

  •
  the availability of and customer demand for particular products.

        Losses could negatively affect our working capital and the extension of credit by our suppliers, and our ability to implement our retail expansion strategy if and when we restart it.

  Failure to integrate successfully the businesses acquired in the Zany Brainy Acquisition and the FAO Acquisition with our existing operations could materially adversely affect our operating results.

        We need to integrate the businesses and operations acquired by our subsidiary, ZB Company, Inc. in the Zany Brainy Acquisition and by our subsidiary FAO Schwarz, Inc. in the FAO Acquisition. Our failure to do so effectively could result in a loss of key personnel, employees and customers and could result in significant expense. Our integration efforts may distract our management from operations. Either result could materially adversely affect our operating results. We have begun to introduce Right Start boutiques into our existing Zany Brainy stores, combine certain accounting and operational functions and sell certain assets acquired in the Zany Brainy Acquisition and the FAO Acquisition. If we fail to do so efficiently we may not recognize cost savings from our integration and may have less capital than we need to operate effectively.

        We are adjusting our cost structure at Zany Brainy and FAO Schwarz. These adjustments include reducing marketing expenses and reducing dependence of the Zany Brainy brand on price promotions. We may reduce costs too dramatically, negatively impacting our ability to operate effectively, or we may lose sales as a result of changing our marketing budget and strategy.

        We expect benefits from cross-merchandising our products among brands and from cross-promotion among brands and channels but we cannot assure you that these benefits will materialize. We also expect benefits from rationalizing our distribution operations. We cannot assure you that we will be able to rationalize our distribution operations as planned or that we will recognize the cost savings we expect.

  Restrictive loan covenants and significant lender discretion under our credit facility may directly or indirectly limit our ability to take desired corporate actions and restrict our cash flow, limiting our ability to operate our business.

        We entered into an Amended and Restated Loan and Security Agreement with the Bank as of April 30, 2002, which combined the credit facilities we previously maintained separately for ZB Company, Inc., and for ourselves and FAO Schwarz, Inc. (the "Consolidated Credit Facility"). Our operating subsidiaries, FAO Schwarz, Inc. and ZB Company, Inc., are also borrowers under the Consolidated Credit Facility, which consists of a standard revolving line of up to $115 million and an additional special term subline of up to $12 million. The borrowers' obligations are secured by liens on substantially all of their assets with certain exceptions for liens granted to other parties. A portion of the proceeds from the Consolidated Credit Facility was used to retire amounts due under our former credit facility and the credit facility maintained by ZB Company, Inc., and the remaining portion is available for general corporate purposes in accordance with our operating budget that has been approved by the Bank (the "Budget"). As of May 1, 2002, we had approximately $77.5 outstanding under the Consolidated Credit Facility and aggregate availability of approximately $13.3 million. The Consolidated Credit Facility limits capital expenditures to amounts approved by the Bank. We are required to have net earnings (excluding extraordinary non-cash gain or loss) before interest, income taxes, depreciation and amortization at least equal to 70% of amounts projected in our Budget on a rolling twelve month basis tested monthly beginning December 2002 (with December 2002 and January 2003 measured on a year-to-date basis). We must maintain a minimum availability under the standard revolving line of not less than $5 million through November 30, 2002 and during the calendar months of July through November thereafter and $7.5 million during the calendar months of January through June and December. We also must maintain a cost value of inventory that is within 15% our Budget all times. After December 31, 2002, if the special term subline remains outstanding, we must maintain a ratio of inventory receipts to costs of goods sold of not less than 0.30:1.00 from January through May, 0.70:1.00 in June, 1.25:1.00 in August and September, 1.35:1.00 in October, 1.00:1.00 in November and 0.50:1.00 in December. In addition, after December 31, 2002, if the special term line remains outstanding our maximum effective advance rate tested at the end of each calendar month (or, in the case of December, on December 24) is limited to 50% of the value of eligible inventory from January through March, 65% from April through July, 70% from August through November and 35% for December. As of May 1, 2002, our effective advance rate was 64.1%. Finally, for so long at the special term subline remains outstanding, the aggregate of all advances under the Consolidated Credit Facility, the special term subline amount and certain letters of credit may not exceed 100% of the NRLV of our eligible inventory through October 31, 2002, 95% from November 2002 through December 2002 and 90% thereafter. As of May 1, 2002 the aggregate of such amounts was equal to 87.5% of the NRLV of our eligible inventory. The special term subline may be terminated and replaced without costs other than payment of fees that have been earned in advance thereunder. We intend to replace the special term subline on or before December 21, 2002 through the proceeds of a debt or equity offering, though we cannot assure you that we will be able to do so. We are currently in compliance with all covenants under the Consolidated Credit Facility. In the past we have occasionally failed to comply with certain covenants in our credit facilities with the Bank. While the Bank has always granted waivers or amended the relevant facility in connection with our noncompliance, we cannot assure you that it would do so in the future.

        Because our FAO Schwarz and Zany Brainy businesses are highly seasonal we depend to a significant extent on the Consolidated Credit Facility to fund our cash flow needs for most of the year. The Consolidated Credit Facility limits our ability to borrow additional money, pay dividends, dispose of assets, make additional corporate investments, increase director and officer compensation and experience a change of control. Our ability to take desired corporate actions and to fund our operations is dependent on our compliance with these restrictions or our ability to obtain Bank waivers of them. We cannot assure you that we will be able to comply with these restrictions or that the Bank would waive them.

  Competition from mass-market retailers and discounters, which have strong brand recognition and financial and other resources, may have a negative impact on our sales.

        Many mass market retailers and discounters, such as Toys "R" Us, Wal-Mart and Target, have strong brand recognition and greater financial, marketing and other resources than we do. We could be at a disadvantage in responding to these competitors' merchandising and pricing strategies, advertising campaigns and other initiatives. Several of these competitors, including Toys "R" Us, have launched successful internet shopping sites which compete with our stores and internet marketing channels. In addition, an increase in focus on the specialty retail market or the sale by these competitors of more products similar to ours could cause us to lose market share.

  Any significant reduction in or restriction on the availability of our trade credit could result in materially reduced sales.

        As do many retailers, we depend on the availability of credit from the suppliers of our inventory. Our trade creditors permit us a period of time after shipment to pay for the goods they ship to us. If our trade creditors significantly restrict the terms on which we may pay, we may be unable to replace that credit from other sources. Several of our trade creditors provide a significant amount of the inventory we sell. If they were to restrict the terms on which we may pay or otherwise refuse to do business with us, we may have to replace them and we cannot assure you that we would find acceptable replacements or that we would not suffer reduced sales while in the process of replacing them.

  We may need to raise additional capital, which may not be available to us, and which may, if raised, dilute our existing shareholders' ownership interest in us.

        We expect that our available funds will be sufficient to meet our working capital and capital expenditure needs for the near term and we are in the process of raising additional capital to cover such needs for the remainder of the next 12 months. We cannot assure you that we will find such additional capital on acceptable terms. After that, we may need to raise additional funds, and we cannot be certain that we will be able to obtain additional financing on favorable terms or at all. If we cannot raise additional capital on acceptable terms, we may not be able to:

  •
  purchase needed inventory;

  •
  open Right Start boutiques within Zany Brainy stores or open new stores;

  •
  enhance our infrastructure;

  •
  hire, train and retain employees;

  •
  keep up with technological advances;

  •
  respond to competitive pressures or unanticipated requirements; or

  •
  pursue acquisition opportunities.

        We raised additional capital in order to accomplish the Zany Brainy Acquisition. The capital raised, together with the equity issued to accomplish the FAO Acquisition, diluted our existing shareholders' ownership position in the Company. We issued securities that converted or are convertible into a total of approximately 20.8 million shares of our common stock, or approximately 60% of the total number of our outstanding shares (assuming conversion of those convertible securities). If we raise additional capital in the future our existing shareholder's ownership interest may again be diluted. We cannot assure you that the use to which we put any additional capital raised will increase the value of the Company proportionately to the amount of dilution a shareholder experiences in such a transaction. If such an increase does not occur, the value of such shareholder's ownership position may decrease.

  Potential future acquisitions could be difficult to integrate, disrupt our business, adversely affect our operating results and dilute shareholder value.

        We may acquire other businesses in the future, which may complicate our management tasks. We may need to integrate widely dispersed operations with distinct corporate cultures. Our failure to do so could result in our inability to retain the management, key personnel, employees and customers of the acquired business. Such integration efforts also may distract our management from our existing operations. Our failure to manage future acquisitions successfully could seriously harm our operating results. Also, acquisition costs could cause our quarterly operating results to vary significantly. Furthermore, our shareholders could be diluted if we finance the acquisitions by incurring debt or issuing equity securities.

  We are susceptible to changing economic conditions and localized events, which may affect our results of operations.

        Our business depends heavily on middle- to upper-income individuals whose income may be adversely affected by changes in the national economy. A prolonged economic downturn throughout the United States may decrease sales of our products and have a material adverse effect on our financial condition and results of operations. We would expect such a decrease to be felt first and most strongly in our mall stores and, in the case of reduced tourism, in our FAO Schwarz flagship stores. In addition, our stores typically face short-term or limited effects from localized events such as weather and local economic events.

  We may incur significant expense if we decide to change our auditors.

        Arthur Andersen LLP, our independent auditor, was recently charged by the U.S. Department of Justice for felony obstruction of justice in connection with their role as auditors for Enron Corporation.

We do not know the impact of the indictment, or whether additional indictments may be made by the Department of Justice. The result of the indictment or other lawsuits against Arthur Andersen may cause us to select another independent auditor. In that case, we may incur significant expense in familiarizing the new auditors with our accounting.

  Risks Related to our Business and Operations

  We are dependent on third party service providers and may suffer monetary losses if we must replace their services.

        We have entered into a number of service agreements with third parties. We have limited control over these other companies and have no long-term relationships with any of them. Although we believe that our service providers are reputable and dependable, we cannot assure you that these parties will continue to perform such services or that they can be replaced on terms favorable to us.

        Our operations depend on third parties for the following services:

  •
  software services;

  •
  transportation and delivery services;

  •
  inventory and returns storage and handling;

  •
  credit card processing; and

  •
  telecom access.

  Our business relies on foreign product sources and our profits could be adversely affected by factors related to such dependence.

        We do not own or operate any manufacturing facilities. Instead, we buy all of our products from manufacturers and distributors. Right Start products are purchased from over 350 different vendors worldwide. ZB Company, Inc. and FAO Schwarz, Inc. each purchase from over 400 different vendors, though many of these vendors supply across the brands. In total, between 5% and 10% of Right Start product is purchased from foreign vendors. ZB Company, Inc. imports between 15% and 20% of its purchases, including most of its private label products, directly from foreign manufacturers. FAO Schwarz, Inc. imports over 25% of its purchases. In addition, a significant number of the products we purchase from domestic suppliers are manufactured abroad. Historically, imported items have had higher gross profit margins. Imports allow us to offer a large selection of unique goods. We expect that we will become even more dependent on imported items in our operations. As a result, we are subject to risks associated with relying on foreign manufacturers, such as:

  •
  the inability to return products;

  •
  fluctuations in currency exchange rates;

  •
  economic and political instability;

  •
  transportation or production delays;

  •
  restrictive actions by foreign governments;

  •
  the laws and policies of the United States affecting importation of goods, including duties, quotas and taxes;

  •
  foreign trade and tax laws;

  •
  adverse publicity due to foreign labor practices;

  •
  trade infringement claims; and

  •
  failure of our customs brokers to comply with import regulations.

        Our profitability is therefore dependent on our ability to manage such risks while still offering an appealing product mix at profitable prices. Interruptions or delays in our imports could cause shortages in our product inventory and a decline in our sales unless we secure alternative supply arrangements. Even if we could locate alternative sources, the products from such sources may be of lesser quality or more expensive than those we currently purchase. Our sales could also suffer if our suppliers experience similar problems with foreign manufacturers. In addition, we cannot assure you that we will continue to be able to obtain unique products produced domestically or internationally or higher gross margins on imported products. Nor can we assure you that we would be able to replace any particular vendor if our relationship with the vendor were to prove unsatisfactory with the result that we may not be able to offer the selection or quality that our consumers demand and the potential that we may lose sales.

  Our operations depend on independent manufacturers and loss of any of our key vendors could impact our profitability.

        We do not own or operate any manufacturing facilities. Instead we depend on manufacturers and distributors to supply us enough products at competitive prices. One of our vendors provided approximately 8% of The Right Start Inc.'s overall purchases in Fiscal 2000. Two suppliers each supply approximately 7.5% of ZB Company, Inc.'s purchases. One supplier supplies 11.8% of FAO Schwarz, Inc.'s purchases. If a manufacturer cannot ship orders to us in a timely manner or meet our quality standards, we may run short of inventory in our retail stores. Our customers may subsequently look to find the products they desire elsewhere. Any of these circumstances may have a material adverse effect on our financial condition or results of operations.

        We generally do not have long-term contracts with our independent manufacturing sources. As such, we compete with other companies for production facilities. If we are unable to obtain products that meet the demands of our customers, our sales may fall. We believe that we have close relationships with our manufacturing sources. Our future success, however, partly depends on our ability to maintain these types of relationships.

  Our operations could be disrupted if information systems fail which could negatively impact our sales..

        Our business depends on the efficient and uninterrupted operation of our computer and communications software and hardware systems. We regularly make investments to upgrade, enhance and replace our systems.

        As part of the investments we received at the time of the Zany Brainy Acquisition we were required to acquire the online business conducted under the Right Start brand from its owners. We use the assets of this entity for our internet marketing for the Right Start brand and also have relaunched internet marketing for the Zany Brainy brand using the same technology. We have also integrated website development and marketing functions for the Right Start, Zany Brainy and FAO brands. Our failure to successfully operate these internet channels could result in the loss of a marketing opportunity or materially adversely affect our operations generally.

        We have no formal disaster recovery plan to prevent delays or other complications arising from information systems failure. Our business interruption insurance may not adequately compensate us for losses that may occur.

  Competition from internet-only retailers, which may have a cost advantage and reach a broader market, may have a negative impact on our business.

        We face competition from internet-only retailers, such as Amazon.com. Such retailers may have a cost advantage and reach a broader market, which may have a negative impact on our business or on our ability to expand our business.

  Competition from smaller format, specialty educational and creative toy retailers may impair our sales growth.

        Our direct competitors include smaller format, specialty educational and creative toy and game retailers who compete with us primarily on the basis of service. These retailers could impede our ability to increase our sales.

  Competition from all of our competitors could cause our sales and profitability to suffer.

        With respect to all of our competitors, our sales and profitability could suffer if:

  •
  new competitors enter markets in which we are currently operating;

  •
  our competitors consolidate successfully with stronger entities and increase their competition with us;

  •
  our competitors implement aggressive pricing strategies;

  •
  our competitors expand their operations;

  •
  our suppliers sell their products directly to, or enter into exclusive arrangements with, our competitors; or

  •
  our competitors adopt innovative store formats, retail sales methods or merchandising strategies that are similar to ours or more appealing to our customers.

  If we are unable to predict or react to changes in consumer demand, we may lose customers and our sales may decline.

        Our success depends on our ability to anticipate and respond in a timely manner to changing consumer demand and preferences. Our products must appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to change. If we misjudge the market for our merchandise, we may overstock such products and be forced to take significant inventory markdowns, which may have a negative impact on our profitability, or return overstocked products to vendors, which may have a negative impact on our relationships with our vendors. Alternatively, we may understock our products and lose sales.

  Our retail expansion strategy, if we restart it, exposes us to risks of growth.

        Since Fiscal 1997, the Right Start retail store operating strategy has focused on opening and operating new retail stores at street locations, while closing less profitable retail stores at certain mall locations. While we do not currently plan to open many new stores in Fiscal 2002, we expect to restart this strategy for Fiscal 2003 for Zany Brainy/Right Start combination stores. We cannot assure you that our retail store strategy will be profitable.

        If we restart our retail store expansion strategy, our ability to open and operate new stores profitably will be dependent on the identification and availability of suitable locations, the negotiation of acceptable lease terms, our financial resources, the successful hiring and training of store managers and our ability to control the operational aspects of growth. We cannot assure you that we will be able to open and operate new stores on a timely and profitable basis or that same store sales will increase in the future. We would expect to fund store openings from cash flow from operations and borrowings under our credit facility. We cannot assure you that cash flow from our operations and borrowings under our credit facility would be adequate for us to open new stores on any timeframe we may set for ourselves.

  Risks Related to Operations of The Right Start Store Chain

  We may incur costs in connection with the closing of mall stores.

        Over time, we expect to replace all or nearly all of our mall stores with street-location stores as our mall store leases expire. In addition, we may close additional stores if we deem such a decision to be warranted and we can do so on what we determine is a cost effective basis. In each of the last two fiscal years store closings have resulted in store closing expense. We may choose to close stores prior to lease expiration in which case we may be unable to assign such leases in a manner that allows us to avoid store closing costs. In addition, upon natural expiration of our leases we may be unable to find suitable locations nearby that allow us to retain the customer base we have developed.

  Risks Related to ZB Company, Inc. and FAO Schwarz, Inc. Operations

  The business of each of ZB Company, Inc. and FAO Schwarz, Inc. is highly seasonal, and annual results are highly dependent on the success of the Christmas selling season.

        A significant portion of the sales of each of ZB Company, Inc. and FAO Schwarz, Inc. is expected to occur in our fourth quarter (generally November through January) coinciding with the Christmas holiday shopping season. Therefore, the contributions by these brands to our results of operations for the entire year depend largely on fourth quarter results. Typically, these business have not been profitable in any quarter other than the fourth quarter of any fiscal year, and this trend may continue. Factors that could cause the sales and profitability of these businesses to suffer include:

  •
  the availability of and customer demand for particular products;

  •
  adverse weather conditions;

  •
  unfavorable economic conditions;

  •
  inability to hire adequate personnel; and

  •
  inability to maintain appropriate inventory levels.

  If we are unable to predict or react to changes in consumer demand for popular products, we may lose customers and ZB Company, Inc. and FAO Schwarz, Inc. sales may decline.

        It is common in the toy industry for some popular products, such as Pokemon and Beanie Babies, to achieve high sales, but for unpredictable periods of time. Consumer demand for popular products can and does decrease significantly without warning. We intend to rely less on this type of product at ZB Company, Inc. As a result, we do not expect to enjoy such high sales drivers for ZB Company, Inc. FAO Schwarz, Inc. will depend for the success of the FAO brand on continued identification of high-quality, unique items that generate strong popular demand. If we are unable to identify alternative products for ZB Company, Inc. more in keeping with its educational focus and popular products for FAO Schwarz, Inc. that enjoy strong consumer demand, we may lose customers and reduce customer traffic in their stores, which will result in a decline in sales. The introduction of new products may also depress sales of existing products. In addition, a decrease in the demand for popular products may negatively effect comparable store sales. Moreover, because at our Zany Brainy stores we sell only those products that conform to ZB Company, Inc.'s product mission, we may choose not to sell some products that Zany Brainy's customers desire and thus lose potential sales.

  Risks Related to ZB Company, Inc. Operations

  Competition from non-toy specialty retailers, which compete with ZB Company, Inc.'s children's book and software businesses, could negatively affect ZB Company, Inc.'s business in these categories.

        Non-toy specialty retailers, such as Barnes & Noble and Best Buy, are competing with ZB Company, Inc.'s children's book and software businesses. Such competition could significantly hinder ZB Company, Inc. sales in these categories.

  Risks Related to FAO Schwarz, Inc. Operations

  The failure of FAO Schwarz, Inc. to maintain product exclusivity could result in reduced sales and increased marketing expense.

        A large percentage of FAO brand sales are generated from products not generally available from mass toy merchants. In addition, FAO stores are routinely the launch sites for new product offerings. If the FAO brand is unable to maintain exclusive rights or the brand loses its perceived distinction, sales can be expected to suffer in those stores and marketing expense, which typically has been very small, can be expected to increase.

  Risks Related to the Securities Markets

  The price of our common stock may fluctuate.

        Our common stock is quoted on The Nasdaq National Market. In the past, our stock has experienced significant price and volume fluctuations. Such fluctuations may adversely affect the market price of our common stock without regard to our operating performance. In addition, other factors that could cause the price of our common stock to fluctuate substantially include quarterly fluctuations in our financial results, sales after registration of our privately placed securities, the general economy and the financial markets. We are likely to experience such price and volume fluctuations in the future.

  Concentration of ownership limits our outside shareholders' ability to influence corporate matters.

        Our executive officers, directors and significant shareholders collectively own approximately 25% of the outstanding shares of our common stock. Pursuant to a shareholder agreement between Kayne Anderson Investment Management, Inc., Fred Kayne, and Athanor Holdings, LLC ("Athanor") and the investment agreement between the Company and Athanor, Athanor has the right to designate three directors, one of whom is to be "independent," and Kayne Anderson and Fred Kayne have the right to designate three directors, for service on the Company's Board of Directors. These shareholders have agreed to elect the appointed directors and the president to the Board of Directors. As long as these shareholders choose to vote together, they will have the power to control the election of our directors and the approval of any other action requiring the approval of our shareholders, including any amendment to our certificate of incorporation and mergers or sales of all or substantially all of our assets. In addition, without the consent of these shareholders, we will be prevented from entering into transactions that could be beneficial to us or our other shareholders. Also, third parties could be discouraged from making a tender offer or bidding to acquire the Company at a price per share that is above the then-current market price.

  Sales of our common stock may depress our stock price.

        Sales of a substantial number of shares of our common stock in the public market or the perception that such sales could occur, could adversely affect the market price of our common stock and could make it more difficult for us to raise funds through future offerings of common stock. The securities covered by our recently filed registration statement on Form S-3 constitute approximately 6.4 million shares of our common stock (of which 2.90 million shares are immediately available for resale). Holders, directly or through conversion rights, of approximately 26.7 million shares of our common stock, or approximately 78% of our outstanding shares have rights to have their shares registered for resale that they have not yet exercised. Approximately 7.3 million shares of our outstanding common stock are not held by officers, directors or 10% holders.

  Risks Related to Legal Uncertainty

  Our intellectual property rights may not be safeguarded, are subject to the rights of others and may be impaired by infringement claims.

        Our copyrights, service marks, trademarks, trade dress, trade secrets and similar intellectual property are critical to our success. We obtained the right to use "F.A.O. Schwarz" and variations thereof under license from the F.A.O. Schwarz Family Foundation. The license is perpetual for so long as we comply with the terms of the license agreement. The license agreement permits the exclusive use of the FAO Schwarz name and mark for advertising, promotion or any other business purposes, including use of the mark on products, packaging and labeling and in connection with advertising in operated or licensed stores, through catalogs, internet, television, computer and other electronic means, product licensing, and branded products for resale by third party retailers. FAO Schwarz, Inc. will pay royalties to the F.A.O. Schwarz Family Foundation based on such sales and licensing revenues. The agreement provides the F.A.O. Schwarz Family Foundation with quality control rights over our use of the name and mark. Any failure by us to comply with the terms of the license agreement, including the quality control provisions, and the consequent loss of any rights in the F.A.O. Schwarz name and mark, could adversely affect our operations.

        We rely on trademark and copyright law to protect our proprietary rights. We also depend on trade secret protection, confidentiality and license agreements with our employees, customers, partners, subsidiaries and others. A third party could copy or otherwise obtain information from us without authorization. For example, employees or consultants could breach their confidentiality agreements. In such a situation, we may not have adequate remedies for breach. In addition, third parties could infringe on our intellectual property and cause us to incur significant defense costs. Any inability to protect our proprietary rights may materially adversely affect our business by reducing our ability to exploit goodwill we have created with our customers. We may also incur significant costs attempting to prevent third parties from using identifying marks similar to ours without any guarantee that we will be successful. In addition we could find our time and other resources diverted to defend against or develop alternate solutions with respect to infringement claims made by others.

        In addition, we enter into licensing agreements from time to time with respect to the intellectual property of others that give us the right to use such intellectual property in the marketing of our products. These licenses last from one to five years and may or may not be exclusive to us. We cannot assure you that these licenses will be renewed and failure to renew them could adversely affect our sales and results of operations.

  We may be subject to lawsuits arising from our acquisition of the entity that controlled online sales of products under the Right Start brand.

        Creditors of RightStart.com have made claims and may make claims against us for RightStart.com's debts. We have disputed and will continue to dispute those claims; however, if a court were to find us liable for such claims, we have agreed to indemnify Athanor and its affiliates for a portion of any losses resulting from those claims.

        We were sued by Oxygen Media, LLC to recover the alleged value of cable television and internet media time allegedly provided or to be provided to us and our affiliate RightStart.com Inc. The basis for the claim is a term sheet that Oxygen admits was non-binding and the actual provision of services under written orders. Oxygen asserts that we and RightStart.com Inc. breached an express contractual obligation to negotiate in good faith to reach an agreement that would have provided Oxygen with cash and in-kind marketing services equal to $13 million. Oxygen asserts, in the alternative, that we and RightStart.com Inc. owe Oxygen $720,000 under an implied-in-fact contract or for services provided. We believe that the breach of contract claims are without merit as to it and that the specific allegations needed to support the claims are false. Furthermore, we believe that the value of services provided to Oxygen exceeds the value of the services provided by Oxygen. We prepared a counter-claim to recover the excess value of the services provided to Oxygen. We have also filed a motion to dismiss the complaint in the New York Supreme Court on the basis that the term sheet was non-binding by its terms, as admitted by Oxygen, and therefore may not be enforced under New York law. A hearing was held on January 14, 2002 and the Court took the matter under submission. We cannot assure you that we will succeed in our defense or our counter-claim.

  We are subject to products liability and general liability claims.

        Our products are used for and by children and infants who may be injured from usage. We may be subject to claims or lawsuits resulting from such injuries or from injuries suffered by our customers, employees or agents in our stores or otherwise as a result of their relationship with us. We believe we currently have adequate liability insurance. We face the risk, however, that claims or liabilities could exceed our insurance coverage. Furthermore, we may not be able to maintain adequate liability insurance in the future.

  The products we sell are subject to government regulation.

        The products we sell are subject to provisions of the Consumer Safety Act and the regulations issued thereunder. These laws authorize the Consumer Product Safety Commission ("CPSC") to protect the public from products that present a substantial risk of injury. The CPSC can require the manufacturer of defective products to repurchase or recall such products. The CPSC may also impose fines or penalties on the manufacturer. Similar laws exist in some states, cities and other countries in which we market the products we sell. A recall of any of the products we sell may materially adversely affect us by impairing our reputation for quality and safety and diverting our resources from our business generally.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        In the ordinary course of operations, we face no significant market risk. Our purchase of imported products subjects us to a minimal amount of foreign currency risk. Foreign currency risk is that risk associated with recurring transactions with foreign companies, such as purchases of goods from foreign vendors. If the strength of foreign currencies increases compared to the United States dollar, the price of imported products could increase. We have no commitments, however, for future purchases with foreign vendors.

        See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" above for a discussion of our Consolidated Credit Facility which has interest rates that are linked to the Bank's base rate. For every $1 million in debt outstanding under our variable rate secured debt obligations, an increase of 0.25% in our interest would cost us an additional $25,000 per year. We have not entered into any derivative financial instruments to manage interest rate risk, currency risk or for speculative purposes and we are currently not evaluating the future use of these instruments.

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information contained in our Proxy Statement under the captions "Executive Officers" and "Election of Directors" is incorporated herein by reference. Our Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of Fiscal 2001.

ITEM 11. EXECUTIVE COMPENSATION

        The information contained in our Proxy Statement under the caption "Executive Compensation and Other Information" is incorporated herein by reference. Our Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of Fiscal 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information contained in our Proxy Statement under the caption "Principal Shareholders and Management" is incorporated herein by reference. Our Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of Fiscal 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information contained in our Proxy Statement under the caption "Certain Relationships and Related Transactions" is incorporated herein by reference. Our Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of Fiscal 2001.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 10-K

(a)
The following documents are filed as part of this report.

(1)
Financial Statements:

  (2)
  Financial Statement Schedules:

        All other financial statement schedules are omitted because they are either not applicable or the required information is shown in the financial statements or notes thereto.

  (3)
  Listing of Exhibits

        The following exhibits are filed as part of, or incorporated by reference into, this annual report:

INDEX TO EXHIBITS

Exhibit Number	Description
2.1	Asset Purchase Agreement by and among Zany Brainy, Inc., Children's Products, Inc., Children's Development, Inc., Noodle Kidoodle, Inc., Children's Distribution, LLC and Zany Brainy Direct LLC, FAO, Inc. (fka The Right Start, Inc.) and ZB Company, Inc., dated August 31, 2001, including Registration Rights.(12)
2.2
Asset Purchase Agreement by and among FAO, Inc. (fka The Right Start, Inc.), FAO Schwarz, Inc. (fka Toy Soldier, Inc.), Royal Vendex KBB N.V., KBB Retail Corporation (fka F.A.O. Schwarz) and Quality Fulfillment Services, Inc. dated November 19, 2001.(13)
2.3	LLC Purchase Agreement, effective as of August 17, 2001, by and between FAO, Inc. (fka The Right Start, Inc.) and Michael Targoff, together with Instrument of Conveyance dated September 5, 2001.(12)
3.1	Second Amended and Restated Articles of Incorporation of FAO, Inc., (fka The Right Start, Inc.), dated December 15, 1998.(5)
3.2	Certificate of Amendment of Articles of Incorporation of FAO, Inc. (fka The Right Start, Inc.), dated March 26, 2002.(15)
3.3	Bylaws of FAO, Inc. (fka The Right Start, Inc.) as in effect on and after October 13, 1993.(5)
3.4	Specimen Certificate of the Common Stock of FAO, Inc. (fka The Right Start, Inc.) (without par value)(1)
4.1
FAO, Inc. (fka The Right Start, Inc.) 4% Subordinated Convertible Redeemable Pay-in-Kind Note Due September 4, 2004, in favor of Athanor Holdings, LLC, in the aggregate principal amount of $4,900,000.(11)

4.2	FAO Schwarz, Inc. (fka Toy Soldier, Inc.) 8% Subordinated Note Due January 6, 2005, in favor of F.A.O. Schwarz, in the aggregate principal amount of $17,098,100, since amended to $14,800,100.(13)
4.3	FAO Schwarz, Inc. (fka Toy Soldier, Inc.) 8% Subordinated Note Due January 6, 2005, in favor of Quality Fulfillment Services, Inc., in the aggregate principal amount of $899,900.(13)
4.4	FAO Schwarz, Inc. 8% Subordinated Note due January 6, 2005, in favor of KBB Retail Assets Corporation (fka F.A.O. Schwarz), in the aggregate principal amount of $1,500,000.(15)
4.5	Warrant dated January 18, 2000, to purchase 5,000 shares of common stock of FAO, Inc. (fka The Right Start, Inc.) issued to Heller Financial, Inc.(5)
4.6
Warrant dated August 8, 2000, to purchase 5,000 shares of common stock of FAO, Inc. (fka The Right Start, Inc.) at an exercise price of $5.00 per share issued to Heller Financial, Inc. A substantially identical Warrant was issued to Heller Financial, Inc. exercisable for 20,000 shares of common stock of FAO, Inc. (fka The Right Start, Inc.).(15)
4.7
Warrant dated October 6, 2000, to purchase shares of common stock of FAO, Inc. (fka The Right Start, Inc.) at an exercise price of $2.00 per share issued to purchasers of Series D Convertible Preferred Stock of FAO, Inc. (fka The Right Start, Inc.) (since converted). Substantially identical Warrants were issued to a total of 22 investors exercisable for a total of 449,000 shares of common stock of FAO, Inc. (fka The Right Start, Inc.).(15)
10.1	1991 Employee Stock Option Plan(5)
10.2	1995 Non-employee Directors Option Plan(3)
10.3	2001 Employee Stock Incentive Plan(16)
10.4	Indemnification Agreement between FAO, Inc. (fka The Right Start, Inc.) and certain of its directors and executive officers(2)
10.5	Asset Purchase Agreement dated September 1, 1992, for acquisition of the Assets of Small People, Inc. and Jimash Corporation by Right Start Subsidiary I, Inc.(8)
10.6	Asset Purchase Agreement dated as of July 29, 1996 by and between Blasair, Inc. (DBA Alert Communications Company) and FAO, Inc. (fka The Right Start, Inc.)(3)
10.7	Registration Rights Agreement dated September 1, 2000 in favor of purchasers of (since converted) Senior Subordinated Pay-in-Kind Notes, due 2005 of FAO, Inc. (fka The Right Start, Inc.)(15)
10.8	Registration Rights Agreement dated October 6, 2000 in favor of purchasers of (since converted) Series D Convertible Pay-in-Kind Preferred Stock of FAO, Inc. (fka The Right Start, Inc.)(15)
10.9	Registration Rights Agreement dated January 6, 2002 between FAO, Inc. (fka The Right Start, Inc.) and Royal Vendex KBB N.V.(15)
10.10
Registration Rights Agreement dated September 5, 2001 among FAO, Inc. (fka The Right Start, Inc.), Athanor Holdings, LLC, Fred Kayne, funds managed by Kayne Anderson Capital Advisors, L.P., Richard Kayne, Palomar Ventures I, L.P., Marina Corporate LLC and Michael Targoff.(15)
10.11
Registration Rights Agreement dated May 6, 1997 among FAO, Inc. (fka The Right Start, Inc.), funds managed by Kayne Anderson Capital Advisors, L.P., Arthur E. Hall, Cahill, Warnock Strategic Partners Fund, L.P., Fred Kayne, Michael Targoff and The Travelers Indemnity Company.(4)

10.12
Registration Rights Agreement dated September 4, 1997, between FAO, Inc. (fka The Right Start, Inc.) and certain funds managed by Kayne Anderson Capital Advisors, L.P., Cahill, Warnock Strategic Partners Fund, L.P., The Travelers Indemnity Company and certain other investors named therein.(4)
10.13
Registration Rights Agreement dated August 3, 1995 among FAO, Inc. (fka The Right Start, Inc.), funds managed by Kayne Anderson Capital Advisors, L.P., Albert Nicholas, Fred Kayne, and Primerica Life.(3)
10.14	Guaranty by FAO, Inc. (fka The Right Start, Inc.), in favor of the holders of FAO Schwarz, Inc. (fka Toy Soldier, Inc.) 8% Subordinated Notes due January 6, 2005, dated January 6, 2002.(14)
10.15	Guaranty by FAO, Inc. (fka The Right Start, Inc.) in favor of the holders of FAO Schwarz, Inc. (fka Toy Soldier, Inc.) 8% Subordinated Notes due January 6, 2005 (Chicago) dated January 6, 2002.(15)
10.16	Parent Security Agreement by FAO, Inc. (fka The Right Start, Inc.), in favor of F.A.O. Schwarz and Quality Fulfillment Services, Inc. dated January 6, 2002.(13)
10.17	Buyer Security Agreement by FAO Schwarz, Inc. (fka Toy Soldier, Inc.) in favor of F.A.O. Schwarz and Quality Fulfillment Services, Inc, dated January 6, 2002.(13)
10.18	Security Agreement by FAO Schwarz, Inc. (fka Toy Soldier, Inc.) in favor of KBB Retail Assets Corp. (fka F.A.O. Schwarz) dated as of January 6, 2002.(15)
10.19
Interim Operating Agreement among FAO Schwarz, Inc. (fka Toy Soldier, Inc.), FAO, Inc. (fka The Right Start, Inc.), KBB Retail Assets Corporation (fka F.A.O. Schwarz), Quality Fulfillment Services, Inc. and Royal Vendex KBB N.V., dated January 6, 2002.(15)
10.20	Loan and Security Agreement by and among ZB Company, Inc., as Borrower, the Lenders that are signatories thereto as Lenders and Wells Fargo Retail Finance, LLC, as Agent, dated September 5, 2001.(11)
10.21
First Amendment to Loan and Security Agreement by and among ZB Company, Inc, as Borrower, the Lenders that are signatories thereto as Lenders, and Wells Fargo Retail Finance, LLC, as Agent, dated October 31, 2001.(15)
10.22
Second Amendment to Loan and Security Agreement by and among ZB Company, Inc, as Borrower, the Lenders that are signatories thereto as Lenders, and Wells Fargo Retail Finance, LLC, as Agent, dated April 11, 2002.(15)
10.23	Intellectual Property Security Agreement between ZB Company, Inc. and Wells Fargo Retail Finance, LLC, as Agent, dated September 5, 2001.(12)
10.24	Parent Guaranty Agreement by FAO, Inc. (fka The Right Start, Inc.) in favor of Wells Fargo Retail Finance, LLC, as Agent, dated September 5, 2001.(12)
10.25	Pledge Agreement by FAO, Inc. (fka The Right Start, Inc.) pledging the stock of ZB Company, Inc. in favor of Wells Fargo Retail Finance, LLC, as Agent, dated September 5, 2001.(12)
10.26
Loan and Security Agreement between FAO, Inc. (fka The Right Start, Inc.), FAO Schwarz, Inc. (fka Toy Soldier, Inc.) and Wells Fargo Retail Finance (successor to Paragon Capital LLC) as of January 23, 2001(10)
10.27	First Amendment to Loan and Security Agreement between FAO, Inc. (fka The Right Start, Inc.) and Wells Fargo Retail Finance, LLC, as Agent, dated September 5, 2001.(12)

10.28	Second Amendment to Loan and Security Agreement by and between FAO, Inc. (fka The Right Start, Inc.), as Borrower, and Wells Fargo Retail Finance, LLC, as Lender, dated December 14, 2001.(13)
10.29
Third Amendment to Loan and Security Agreement by and among FAO, Inc. (fka The Right Start, Inc.) and FAO Schwarz, Inc. (fka Toy Soldier, Inc.), as Borrowers and Wells Fargo Retail Finance, LLC, as Lender, dated January 6, 2002.(15)
10.30
Fourth Amendment to Loan and Security Agreement by and among FAO, Inc. (fka The Right Start, Inc.) and FAO Schwarz, Inc. (fka Toy Soldier, Inc.), as Borrowers and Wells Fargo Retail Finance, LLC, as Lender, dated March 12, 2002.(15)
10.31
Fifth Amendment to Loan and Security Agreement by and among FAO, Inc. (fka The Right Start, Inc.) and FAO Schwarz, Inc. (fka Toy Soldier, Inc.), as Borrowers and Wells Fargo Retail Finance, LLC, as Lender, dated April 15, 2002.(15)
10.32
Letter Agreement among FAO, Inc., (fka The Right Start, Inc.), and FAO Schwarz, Inc. (fka Toy Soldier, Inc.) Royal Vendex KBB N.V., KBB Retail Assets Corp. and Quality Fulfillment Services, Inc., dated as of March 22, 2002(15)
10.32
Amended and Restated Master Note (Revolving) by and among FAO, Inc. (fka The Right Start, Inc.), and FAO Schwarz, Inc. (fka Toy Soldier, Inc.), as Borrowers and Wells Fargo Retail Finance, LLC as Lender, dated January 7, 2002.(13)
10.34	Pledge Agreement by and among FAO, Inc. (fka The Right Start, Inc.), Targoff-RS, LLC and FAO Schwarz, Inc. (fka Toy Soldier, Inc.) and Wells Fargo Retail Finance, LLC, dated January 6, 2002.(13)
10.35	Guaranty and Security Agreement made by Targoff-RS, LLC, Guarantor, in favor of Wells Fargo Retail Finance, LLC, dated January 7, 2002.(13)
10.36
Targoff-RS, LLC Note Purchase Agreement, dated September 5, 2001, by and between FAO, Inc. (fka The Right Start, Inc.), and Fred Kayne, Richard Kayne, funds managed by Kayne Anderson Capital Advisors, L.P., Palomar Ventures I, L.P. and Marina Corporate LLC.(12)
10.37
Shareholders Agreement Tag-Along Rights and Voting Rights among KBB Retail Assets Corporation (fka F.A.O. Schwarz) and Quality Fulfillment Services, Inc., Fred Kayne, and funds managed by Kayne Anderson Capital Advisors, L.P., dated November 19, 2001.(13)
10.38	Investment Agreement, dated and effective as of August 15, 2001, by and between FAO, Inc. (fka The Right Start, Inc.) and Athanor Holdings, LLC.(12)
10.39	Amendment No. 1 to Investment Agreement, dated September 5, 2001(11)
10.40	Stockholders Agreement between Fred Kayne and Kayne Anderson Investment Management, Inc. and Athanor Holdings, LLC, dated August 15, 2001.(12)
10.41	Amendment No. 1 to Stockholders Agreement, dated September 5, 2001.(11)
10.42
Transition Services Agreement among FAO, Inc. (fka The Right Start, Inc.), FAO Schwarz, Inc. (fka Toy Soldier, Inc.), F.A.O. Schwarz, Quality Fulfillment Services, Inc. and Royal Vendex KBB N.V., dated January 6, 2002.(13)
10.43	ZB Company, Inc. 8% Equipment Loan Promissory Note due June 1, 2004, in favor of PNC Leasing, LLC, in the aggregate principal amount of $3,000,000.(15)
10.44	Letter Agreement-Term Loan dated September 5, 2001 between PNC Leasing, LLC and ZB Company, Inc.(15)
10.45	Security Agreement dated September 5, 2001 between PNC Leasing, LLC and ZB Company, Inc.(15)

10.46	Conditional Employment Agreement between ZB Company, Inc. and Thomas G. Vellios, dated August 24, 2001.(13)
10.47	Conditional Employment Agreement between ZB Company, Inc. and Gene Rosadino, dated August 24, 2001.(13)
10.48
Letter Agreement regarding severance between FAO, Inc. (fka The Right Start, Inc.) and ZB Company, Inc. and Bud Johnson, dated January 7, 2002. Substantially similar agreements (except for the severance payment period) were granted to Mr. David Niggli, Ms. Michelle Gershkovich, Mr. David Rogers, Ms. Nanette DiFalco and Mr. Tom Wheeland.(13)
10.49
Securities Purchase Agreement dated as of September 4, 1997 between FAO, Inc. (fka The Right Start, Inc.) and the investors named therein with respect to 1,510,000 shares of the company's common stock.(6)
10.50
Securities Purchase Agreement dated September 1, 2000, between The Right Start, Inc. and funds managed by Kayne Anderson Capital Advisors, L.P. with respect to The Right Start, Inc.'s Senior Subordinated Pay-in-Kind Notes due 2005, including form of Note, form of Registration Rights Agreement and form of Security Agreement as exhibits.(7)
10.51
Securities Purchase Agreement dated October 6, 2000, between The Right Start, Inc. and the purchasers thereunder with respect to The Right Start, Inc.'s Series D Convertible Pay-in-Kind Preferred Stock, including form of Warrant and form of Registration Rights Agreement as exhibits.(9)
10.52
Amended and Restated Schwarz Trademark Agreement among FAO, Inc. (fka The Right Start, Inc.), FAO Schwarz, Inc. (fka Toy Soldier, Inc.) and the F.A.O. Schwarz Family Foundation, dated as of January 7, 2002.(13)
10.53	Amended and Restated Loan and Security Agreement by and among FAO, Inc., FAO Schwarz, Inc. and ZB Company, Inc. as Borrowers and Wells Fargo Retail Finance, LLC, as Agent, dated April 30, 2002.(15)
23.1	Consent of Independent Public Accountants—Arthur Andersen LLP
99.1	Letter Regarding Arthur Andersen LLP

(1)
Previously filed as an Exhibit to FAO, Inc.'s (fka The Right Start, Inc.) Registration Statement on Form S-1 dated August 29, 1991.

(2)
Previously filed as an Exhibit to Amendment Number 1 to FAO, Inc.'s (fka The Right Start, Inc.) Registration Statement on Form S-1 dated September 11, 1991.

(3)
Previously filed as an Exhibit to FAO, Inc.'s (fka The Right Start, Inc.) Annual Report on Form 10-K for the fiscal year ended June 1, 1996.

(4)
Previously filed as an Exhibit to FAO, Inc.'s (fka The Right Start, Inc.) Annual Report on Form 10-K for the fiscal year ended January 31, 1998, as amended.

(5)
Previously filed as an Exhibit to FAO, Inc.'s (fka The Right Start, Inc.) Annual Report on Form 10-K for the fiscal year ended January 29, 2000.

(6)
Previously filed as an Exhibit to FAO, Inc.'s (fka The Right Start, Inc.) Quarterly Report on Form 10-Q for the period ended August 2, 1997.

(7)
Previously filed as an Exhibit to FAO, Inc.'s (fka The Right Start, Inc.) Quarterly Report on Form 10-Q for the period ended July 29, 2000.

(8)
Previously filed as an Exhibit to FAO, Inc.'s (fka The Right Start, Inc.) Current Report on Form 8-K filed September 24, 1992.

(9)
Previously filed as an Exhibit to FAO, Inc.'s (fka The Right Start, Inc.) Current Report on Form 8-K filed October 11, 2000.

(10)
Previously filed as an Exhibit to FAO, Inc.'s (fka The Right Start, Inc.) Current Report on Form 8-K dated January 25, 2001.

(11)
Previously filed as an Exhibit to FAO, Inc.'s (fka The Right Start, Inc.) Current Report on Form 8-K/A dated November 19, 2001.

(12)
Previously filed as an Exhibit to FAO, Inc.'s (fka The Right Start, Inc.) Current Report on Form 8-K dated September 20, 2001.

(13)
Previously filed as an Exhibit to FAO, Inc.'s (fka The Right Start, Inc.) Current Report on Form 8-K dated January 18, 2002.

(14)
Previously filed as an Exhibit to FAO, Inc.'s (fka The Right Start, Inc.) Current Report on Form 8-K dated January 29, 2002.

(15)
Previously filed as an Exhibit to FAO, Inc.'s (fka The Right Start, Inc.) Current Report on Form 8-K dated May 1, 2002.

(16)
Previously filed as an Exhibit to FAO, Inc.'s (fka The Right Start, Inc.) Preliminary Proxy Form PREM14A dated January 28, 2002.

(b)
Reports on Form 8-K

        The Company filed a report on Form 8-K/A on November 20, 2001, with respect to the Zany Brainy Acquisition; Investment; Subsidiary Loan and Security Agreement and Increased Stock Options originally described in its September 20, 2001 filing on form 8-K.

        The Company filed a report on Form 8-K on December 4, 2001, with respect to the FAO Acquisition.

        The Company filed a report on Form 8-K on January 18, 2002, with respect to the FAO Acquisition.

        The Company filed a report on Form 8-K/A on January 29, 2002, with respect to the FAO Acquisition originally described in its January 18, 2002 filing on form 8-K.

        The Company filed a report on Form 8-K/A on January 30, 2002, with respect to the Zany Brainy Acquisition; Investment; Subsidiary Loan and Security Agreement and Increased Stock Options originally described in its September 20, 2001 filing on form 8-K.

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

F.A.O., INC. (Registrant)
Dated: May 2, 2002	/s/ Jerry R. Welch Jerry R. Welch Chief Executive Officer and President

        Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jerry R. Welch Jerry R. Welch	Chief Executive Officer and President	May 2, 2002
/s/ Richard A. Kayne Richard A. Kayne	Director	May 2, 2002
/s/ Jill T. Higgins Jill T. Higgins	Director	May 2, 2002
/s/ Andrew D. Feshbach Andrew D. Feshbach	Director	May 2, 2002
/s/ Robert R. Hollman Robert R. Hollman	Director	May 2, 2002
/s/ Fred Kayne Fred Kayne	Chairman of the Board	May 2, 2002
/s/ Howard M. Zelikow Howard M. Zelikow	Director	May 2, 2002
/s/ Raymond P. Springer Raymond P. Springer	Chief Financial Officer (Principal Financial and Accounting Officer)	May 2, 2002
/s/ Jerome A. Kollar Jerome A. Kollar	Senior Vice President Finance (Principal Accounting Officer)	May 2, 2002

F.A.O., INC.

REPORT AND FINANCIAL STATEMENTS

FEBRUARY 2, 2002 AND FEBRUARY 3, 2001

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and the Board of Directors
of F.A.O., Inc.:

        We have audited the accompanying consolidated balance sheets of F.A.O., Inc. (formerly The Right Start, Inc.) (a California Corporation) and subsidiaries as of February 2, 2002 and February 3, 2001 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended February 2, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of F.A.O., Inc. and subsidiaries as of February 2, 2002 and February 3, 2001, and the results of their operations and their cash flows for each of the three years in the period ended February 2, 2002 in conformity with accounting principles generally accepted in the United States.

Arthur Andersen LLP

Los Angeles, California
April 30, 2002

F.A.O., INC.

CONSOLIDATED BALANCE SHEETS

	February 2, 2002	February 3, 2001
ASSETS
Current assets:
Cash	$2,811,000	$254,000
Accounts and other receivables	14,966,000	552,000
Merchandise inventories	118,762,000	9,784,000
Prepaid catalog expenses	81,000	—
Other current assets	5,106,000	1,160,000

Total current assets	141,726,000	11,750,000

Noncurrent assets:
Property, fixtures and equipment, net	31,168,000	8,907,000
Deferred income tax asset	1,400,000	1,400,000
Goodwill, net	4,578,000	—
Other non-current assets	2,564,000	177,000

	39,710,000	10,484,000

Total assets	$181,436,000	$22,234,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$21,014,000	$3,534,000
Mandatorily Redeemable Preferred Stock	2,910,000	—
Accrued expenses	16,548,000	1,624,000
Accrued salaries and wages	11,098,000	479,000
Current portion of long term debt	959,000	—
Acquisition Obligations	5,000,000	—

Total current liabilities	57,529,000	5,637,000

Revolving Line of Credit	53,472,000	4,945,000
Senior Subordinated Notes	—	3,000,000
Equipment Note	1,503,000	—
Deferred rent	1,591,000	1,489,000
Subsidiary Subordinated Notes	15,972,000	—
Junior Convertible Note	4,900,000	—

Total liablilities	134,967,000	15,071,000
Mandatorily Redeemable Preferred Stock	—	2,439,000
Commitments and contingencies
Shareholders' equity:
Series B Preferred Stock	188,000	1,547,000
Series C Preferred Stock	—	3,733,000
Series D Preferred Stock	—	4,045,000
Series E Preferred Stock	11,919,000	—
Series F Preferred Stock	3,996,000	—
Series G Preferred Stock	5,500,000	—
Series H Preferred Stock	20,000,000	—
Common stock (25,000,000 shares authorized at no par value; 12,965,501 and 5,617,275 issued and outstanding, respectively)	22,730,000	22,730,000
Paid in capital	61,575,000	17,043,000
Deferred compensation	—	(40,000)
Accumulated deficit	(79,439,000)	(44,334,000)

Total shareholders' equity	46,469,000	4,724,000

	$181,436,000	$22,234,000

See accompanying notes to consolidated financial statements

F.A.O., INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	February 2, 2002	February 3, 2001	January 29, 2000
Net sales:
Retail	$238,517,000	$44,201,000	$38,043,000
Internet	3,701,000	—	7,391,000
Catalog	837,000	—	3,645,000
Shipping and handling revenues	838,000	—	765,000
Sales to RightStart.com	3,472,000	9,408,000	—

	247,365,000	53,609,000	49,844,000

Costs and expenses:
Cost of goods sold	144,395,000	22,128,000	25,279,000
Cost of shipping and handling	898,000	—	2,670,000
Cost of goods sold to RightStart.com	3,472,000	9,408,000	—
Operating expense, includes non-cash compensation of $40,000, $93,000, and $2,014,000, respectively	78,880,000	17,214,000	20,479,000
Marketing and advertising expense	3,818,000	824,000	7,233,000
General and administrative expense	13,098,000	4,017,000	5,306,000
Pre-opening costs	268,000	456,000	323,000
Depreciation and amortization expense	4,058,000	2,184,000	1,950,000
Store closing expense	231,000	401,000	151,000

	249,118,000	56,632,000	63,391,000

Operating loss	(1,753,000)	(3,023,000)	(13,547,000)
Loss on investment in RightStart.com Inc.	—	3,406,000	—
Minority interest in consolidated subsidiary loss	—	—	(3,000,000)
Interest income	—	—	(238,000)
Interest expense (including $5,313,000 non-cash)	9,143,000	1,197,000	465,000

Loss before income taxes and extraordinary item	(10,896,000)	(7,626,000)	(10,774,000)
Income tax provision	448,000	78,000	68,000

Net loss	$(11,344,000)	$(7,704,000)	$(10,842,000)

Basic and diluted loss per share:

Net loss	$(4.87)	$(1.46)	$(2.14)

Weighted average number of shares outstanding	7,202,633	5,597,809	5,355,756

See accompanying notes to consolidated financial statements

F.A.O., INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Preferred Stock
	Series B		Series C		Series D			Series E			Series F			Series G			Series H		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount		Shares	Amount		Shares	Amount		Shares	Amount	Shares	Amount	Additional Paid in Capital	Deferred Compensation	Accumulated (Deficit)	Net Equity
Balance January 30, 1999	30,000	$2,813,000	38,500	$3,850,000		$			$			$			$				$5,051,820	$22,337,000	$3,571,000		$(24,710,000)	$7,861,000
Preferred shares converted to common	(10,000)	(938,000)																	333,333		938,000
Issuance of shares pursuant to the exercise of stock options																			27,383	155,000				155,000
Recapitalization costs																					(56,000)			(56,000)
Dividend accretion																							(301,000)	(301,000)
Induced conversion of Subsidiary's preferred stock																					316,000		(316,000)
Issuance of shares in connection with former credit facility																			5,130	101,000				101,000
Issuance of warrants in connection with former credit facility																					58,000			58,000
Perfomance options																					1,770,000			1,770,000
Subsidiary options																					815,000	(815,000)
Director's options																					100,000	(100,000)
Amortization of deferred compensation																						244,000		244,000
Issuance in common stock of subsidiary																					8,931,000			8,931,000
Net loss																							(10,842,000)	(10,842,000)

Balance January 29, 2000	20,000	1,875,000	38,500	3,850,000															5,417,666	22,593,000	16,443,000	(671,000)	(36,169,000)	7,921,000
Preferred shares converted to common	(3,500)	(328,000)	(1,167)	(117,000)															175,000		445,000
Issuance of shares pursuant to the exercise of stock options																			24,609	137,000				137,000
Dividend accretion																							(351,000)	(351,000)
Amortization of deferred compensation																						36,000		36,000
Issuance of warrants in connection with former credit facility																					70,000			70,000
Issuance of preferred stock and warrants, net					44,900		4,045,000														439,000			4,484,000
Options granted to non-employees																					57,000			57,000
Dividends on preferred stock																							(110,000)	(110,000)
Warrants issued by subsidiary																					184,000			184,000
Deferred compensation related to subsidiary																					(595,000)	595,000
Net loss																							(7,704,000)	(7,704,000)

Balance February 3, 2001	16,500	1,547,000	37,333	3,733,000	44,900		4,045,000												5,617,275	22,730,000	17,043,000	(40,000)	(44,334,000)	4,724,000
Dividend accretion																							(471,000)	(471,000)
Amortization of deferred compensation																						40,000		40,000
Dividends on preferred stock					3,664		367,000																(367,000)
Issuance of preferred stock for Targoff-RS, LLC Acquistion											1,800		3,996,000											3,996,000
Issuance of common stock for the Zany Acquisition																			1,100,000		3,245,000			3,245,000
Issuance of preferred stock for the Zany Acquisition								11,919		$11,919,000				2,200		5,500,000								17,419,000
Issuance of preferred stock for the FAO Acquisition																	20,000	20,000,000						20,000,000
Beneficial conversion feature on Junior Convertible Note																					4,900,000			4,900,000
Beneficial conversion feature on Series E, F, G and H Preferred Stock																					22,923,000		(22,923,000)
Conversion of Senior Subordinated Notes																			1,341,706		3,187,000			3,187,000
Conversion of preferred stock to common	(14,500)	(1,359,000)	(37,333)	(3,733,000)	(48,564)		(4,412,000)												4,778,175		9,504,000
Issuance of warrants in connection with KA notes																					391,000			391,000
Issuance of shares pursuant to the exercise of stock options																			128,345		382,000			382,000
Net loss																							(11,344,000)	(11,344,000)

Balance February 2, 2002	2,000	$188,000	—	$—	—		$—	11,919		$11,919,000	1,800		$3,996,000	2,200		$5,500,000	20,000	$20,000,000	12,965,501	$22,730,000	$61,575,000	$—	$(79,439,000)	$46,469,000

See accompanying notes to consolidated financial statements

F.A.O., Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	February 2, 2002	February 3, 2001	January 29, 2000
Cash flows from operating activities:
Net loss	$(11,344,000)	$(7,704,000)	$(10,842,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,058,000	2,184,000	1,950,000
Deferred rent	170,000	161,000	(71,000)
Amortization of debt issuance costs	105,000	128,000	—
Non-cash compensation	40,000	93,000	2,014,000
Non-cash interest	5,313,000	—	—
Non-cash advertising expense	—	—	9,000
Store closing expense	492,000	202,000	151,000
Loss on investment in RightStart.com	—	3,406,000	—
Minority interest in consolidated subsidiary loss	—	—	(3,000,000)
Change in assets and liabilities affecting operations	548,000	(3,305,000)	513,000

Net cash used in operating activities	(618,000)	(4,835,000)	(9,276,000)

Cash flows from investing activities:
Additions to property, fixtures and equipment	(2,857,000)	(2,841,000)	(3,603,000)
Acquisition, net of cash acquired	(14,471,000)	—	—
Proceeds from early lease termination	451,000	—	—
Loss on investment in RightStart.com	—	(3,406,000)	—

Net cash used in investing activities	(16,877,000)	(6,247,000)	(3,603,000)

Cash flows from financing activities:
Net borrowings on revolving line of credit	1,190,000	1,568,000	3,377,000
Net proceeds from (payments on) term note payable	—	(3,000,000)	250,000
Payments on notes payable and capital leases	(3,082,000)	—	—
Proceeds from sale of Senior Subordinated Notes	—	3,000,000	—
Proceeds from sale of Junior Convertible Note	4,900,000	—	—
Proceeds from private placement of Series D Preferred Stock and warrants, net	—	4,484,000	—
Dividends paid on Series D Preferred Stock	—	(52,000)	—
Proceeds from issuance of Series E and G Preferred Stock	17,419,000	—	—
Proceeds from common stock issued upon exercise of stock options	382,000	137,000	155,000
Payment of financing costs	(757,000)	—	—
Sale of preferred stock in consolidated subsidiary, net	—	—	13,670,000

Net cash provided by financing activities	20,052,000	6,137,000	17,452,000

Net increase (decrease) in cash and cash equivalents	2,557,000	(4,945,000)	4,573,000
Cash and cash equivalents at beginning of period	254,000	5,199,000	626,000

Cash and cash equivalents at end of period	$2,811,000	$254,000	$5,199,000

See accompanying notes to consolidated financial statements

F.A.O., INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES:

The Company

        FAO, Inc. (the "Company", "we"), a California corporation, formerly known as The Right Start, Inc., is a specialty retailer of high quality developmental, educational and care products for infants and children and high quality toys, games, books and multimedia products for kids through age 12 conducted through The Right Start, Zany Brainy and the FAO Schwarz brands.

        At a special meeting held on March 26, 2002, the Company's shareholders voted to approve, among other things, the change of the Company's name from The Right Start, Inc. to FAO, Inc., its reincorporation in the state of Delaware, and an amendment to the Company's articles of incorporation effecting an increase in its authorized common stock from 25 million shares to 75 million shares. Reincorporation is expected to be completed later this year after obtaining necessary consents.

        In January of 2002 the Company purchased the assets and certain liabilities of FAO Schwarz and its telemarketing and fulfillment services affiliate through its subsidiary FAO Schwarz, Inc., formerly known as Toy Soldier, Inc. (the "FAO Acquisition"—See Note 18).

        In September 2001 the Company purchased assets and certain liabilities of Zany Brainy, Inc. and its affiliates from bankruptcy through its subsidiary ZB Company, Inc. (the "Zany Brainy Acquisition"—See Note 18).

        Additionally, as a required condition to an equity investment used to fund the Zany Brainy Acquisition, the Company acquired Targoff-RS, LLC in September 2001. Targoff-RS, LLC had previously acquired the assets of RightStart.com, Inc. ("RightStart.com") in a private foreclosure sale on August 3, 2001(See Note 18).

        RightStart.com was formed in April 1999 for the purpose of engaging in electronic commerce over the Internet and effective May 1999 the Company contributed its catalog assets to RightStart.com. Information presented as of and for the period ended January 29, 2000 ("Fiscal 1999") reflects the consolidated results of the Company and RightStart.com, as the Company's majority-owned subsidiary. On October 10, 2000, RightStart.com issued 2 million shares of common stock, which decreased the Company's ownership interest in RightStart.com to less than 50%. The sale of common stock and associated corporate actions resulted in RightStart.com being accounted for under the equity method of accounting and no longer consolidated with the Company. Accordingly, information presented as of and for the period ended February 3, 2001 ("Fiscal 2000") represents the results of operations and the financial position of the Company with the RightStart.com presented using the equity method basis.

Fiscal Year

        The Company has a fiscal year consisting of fifty-two or fifty-three weeks ending on the Saturday closest to the last day in January. The period ended February 2, 2002 ("Fiscal 2001") consisted of fifty-two weeks; Fiscal 2000 consisted of fifty-three weeks, and Fiscal 1999 consisted of fifty-two weeks.

Basis of Presentation

        The accompanying financial statements include the accounts of FAO, Inc. and all its subsidiaries. Affiliated companies (50% interest or less) are accounted for by the equity method. All significant intercompany accounts and transactions have been eliminated. Results of operations of companies purchased are included from the dates of acquisition. Of the acquired companies, Zany Brainy and

Targoff-RS LLC includes 22 weeks of results from September 5, 2001 and FAO Schwarz includes 4 weeks of results from January 5, 2002 in the consolidated financials for Fiscal 2002.

Revenue Recognition

        Sales are generated at either the Retail level or Direct to Customer level. In Retail, the sale is recorded when the customer takes possession of the merchandise and tenders payment. In Direct to Customer, the sale is recorded at the time the goods are shipped to the customer with the customer either having tendered a check or provided credit card information at the time of order. The customer chooses the method of delivery by either ground or airfreight. The customer pays for freight through a "handling charge" that is included in revenue. The shipping company is responsible for any damage during the shipping process. Historically, damaged goods have not been significant. We permit returns so long as the goods are returned in saleable condition. Appropriate sales return reserves are maintained and are estimated based on historical rates and adjusted for current conditions.

Merchandise Inventories

        Merchandise inventories consist of finished goods purchased for resale and are stated at the lower of cost or market value. Cost is determined on a weighted average basis. The Company monitors inventory levels and inventory turns to mitigate excess inventory amounts.

Cash and Cash Equivalents

        The Company considers all highly liquid investments purchased with an original maturity date of three months or less to be cash equivalents. At various times the Company maintains cash accounts with financial institutions in excess of federally insured amounts. The Company has assessed the financial strength of the institutions involved and believes that there is minimal risk of loss.

Concentrations of Credit Risks and Significant Customers

        During Fiscal 2001 and Fiscal 2000, RightStart.com and Targoff-RS, LLC. purchased inventory and services from the Company under management services agreements. The income for services rendered under these agreements, which for Fiscal 2001 amounted to $712,000 and for Fiscal 2000 amounted to $405,000, is netted against general and administrative expenses.

        The Company has literally thousands of customers and although each one is highly valued, no one customer or small concentration of customers could be considered significant to the Company's business. The Company does have very important relationships with brand name suppliers. However, no one single supplier's products account for more than 5% of the Company's sales.

Concentration of Product Fulfillment Risk

        The Company currently outsources a small portion of its distribution and fulfillment activities to third party providers. The Company expects to bring these activities in-house by July 2002. Consequently, a disruption of any of these outsourced services, although inconvenient, would not have a material effect on the Company.

Prepaid Catalog Costs

        Prepaid catalog costs consist of the costs to produce, print and distribute catalogs. These costs are amortized over the expected sales life of each catalog, which typically does not exceed four months. Catalog production expenses of $301,000, $0, and $1,334,000 were recorded in Fiscal 2001, Fiscal 2000 and Fiscal 1999, respectively.

Long-lived Assets

        The Company periodically evaluates whether events and circumstances have occurred that indicate the remaining estimated useful lives of long-lived assets may warrant revision or that the remaining balance may not be recoverable. When factors indicate that an asset should be evaluated for possible impairment, the Company uses an estimate of the asset's undiscounted net cash flows over its remaining life in measuring whether the asset is recoverable. In Fiscal 2001, the Company recorded impairment in the amount of $162,000 on three retail store locations. There were no other assets that have been determined to require an impairment provision for any other period presented.

Goodwill and Other Intangibles

        Net assets of companies acquired in purchase transactions are recorded at fair value at the date of acquisition. Identified intangibles are amortized on a straight-line basis over a period up to three years. The Company's intangibles are made up of customer lists, trademarks and domain names. The recoverability of goodwill and other intangibles is evaluated if events or circumstances indicate a possible impairment. Such evaluation is based on various analyses. See New Accounting Pronouncements below for information related to changes in accounting for goodwill and other intangibles.

Property, Fixtures and Equipment

        Property, fixtures and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is provided using the straight-line method based upon the estimated useful lives of the assets, generally three to seven years. Amortization of leasehold improvements is based upon the term of the lease, or the estimated useful life of the leasehold improvements, whichever is shorter.

        Of the $276,000 expended by the Company for internal real estate and construction management costs in Fiscal 2001, the Company capitalized $104,000 directly attributable to the development of new stores and expensed $172,000. In Fiscal 2000, the Company capitalized $258,000 and expensed $148,000 of the $406,000 expended for internal real estate and construction management costs. The capitalized costs are amortized over the base term of the associated lease. In Fiscal 1999, the Company expended $312,000 for internal real estate and construction management costs. No amounts were capitalized.

Pre-opening Costs

        Pre-opening costs incurred for new stores are charged to expense as incurred.

Advertising

        Advertising costs are expensed as incurred or at the time of the initial print or media broadcast. Advertising expenses of $3,818,000, which includes $3,177,000 for Zany Brainy were included in Fiscal 2001. Advertising expenses of $824,000 were recorded in Fiscal 2000. Advertising expenses of $7,233,000, which includes $6,403,000 for RightStart.com, were recorded in Fiscal 1999.

Deferred Rent

        The Company recognizes rent expense on a straight-line basis over the life of the underlying lease. The benefits from tenant allowances and landlord concessions are recorded on the balance sheet as deferred rent and amortized on a straight-line basis over the lease term.

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

	Fiscal 2001	Fiscal 2000	Fiscal 1999
Loss before extraordinary item	$11,344,000	$7,704,000	$10,842,000
Plus: Preferred stock accretion	471,000	351,000	301,000
Subsidiary dividend to preferred shareholders	—	—	316,000
Beneficial conversion feature on Series E, F, G, and H Preferred Stock	22,923,000	—	—
Series D Preferred Stock dividends	367,000	110,000	—

Basic and diluted loss before extraordinary item applicable to common shareholders	$35,105,000	$8,165,000	$11,459,000

Weighted average shares	7,202,633	5,597,809	5,355,756
Loss before extraordinary item per share, basic and diluted	$4.87	$1.46	$2.14

        Certain securities of the Company were not included in the computation of diluted per share loss because to do so would have been antidilutive for the periods presented. Such securities include:

	Common Stock Equivalents at:
Securities	February 2, 2002	February 3, 2001	January 29, 2000
Options	1,385,552	1,034,021	1,001,407
Series B preferred stock	66,667	550,000	666,667
Series C preferred stock	—	1,866,650	—
Series D preferred stock	—	2,245,000	—
Series E preferred stock	8,334,836	—	—
Series F preferred stock	1,800,000	—	—
Series G preferred stock	2,200,000	—	—
Series H preferred stock	5,000,000	—	—
Warrants	579,000	479,000	5,000

        Not included in the options above are 3,709,906 options granted in Fiscal 2001 that were approved by shareholders in March 2002.

Stock-Based Compensation

        Stock options issued to employees and members of the Company's board of directors are accounted for in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Accordingly, compensation expense is recorded for options awarded to employees and directors to the extent that the exercise prices are less than the fair market value of the common stock on the date of grant where the number of options and the exercise price are fixed. The difference between the fair value of the common stock and the exercise price of the stock option is recorded as deferred compensation, which is charged to expense over the vesting period of the underlying stock option on a straight-line basis. The Company follows the disclosure requirements of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock Based Compensation".

        In April 2000, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation", an interpretation of APB opinion No. 25 which was effective July 1, 2000. The interpretation requires that any options granted to non-employees of the Company after December 15, 1998 be accounted for under statement of Financial Accounting Standard No. 123. There were no options issued by the Company to non-employees at February 2, 2002; there were 77,500 options issued by the Company to a former employee at February 3, 2001. The Company recorded a one-time charge of $17,800 in Fiscal 2000 in connection with options held by the former employee.

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

Fair Value of Financial Instruments

        The carrying amounts of all receivables, payables and accrued expenses approximate fair value due to the short-term nature of such instruments. The carrying amount of the revolving credit facility approximates fair value due to the floating rate of interest on such instrument. The Senior Subordinated Notes and the Junior Convertible Note were each sold to affiliates. There is no current market for these notes and therefore a fair market value is not available. The Senior Subordinated Notes were converted to common stock in September 2001. The Subsidiary Subordinated Notes were issued in connection with the FAO Acquisition. The Subsidiary Subordinated Notes are not convertible and are subordinate to other senior debt and parri passu with the Company's unsecured creditors. The notes have been discounted from their 8% face amount to 12% to more accurately reflect their market value as estimated by management.

Derivatives

        The Company currently does not have or use derivative instruments.

New Accounting Pronouncements

        In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No.133, "Accounting for Derivative Instruments and Hedging Activities," effective beginning in the first quarter of 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires companies to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. SFAS No. 133 was amended by Standard SFAS No. 137 that defers the effective date of SFAS No.133 to all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS No. 133 was effective for our first quarter of Fiscal 2001. The Company currently does not have or use derivative instruments.

        On June 29, 2001, SFAS No. 141, "Business Combinations" was approved by the FASB. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized.    We were required to implement SFAS No. 141 on July 1, 2001, which resulted in the recognition of no goodwill amortization expense related to the acquisition of Targoff-RS, LLC.

        On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" was approved by the FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. We believe application of the non-amortization provisions of SFAS No. 142, beginning in the first fiscal quarter of 2002, will not have a material effect on our results of operations or financial position.

        In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This standard supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The standard retains the previously existing accounting requirements related to the recognition and measurement of the impairment of long-lived assets to be held and used, while expanding the measurement requirements of long-lived assets to be disposed of by sale to include discontinued operations. It also expands on the previously existing reporting requirements for discontinued operations to include a component of an entity that either has been disposed of or is classified as held for sale. SFAS 144 is effective on February 3, 2002. We believe that the adoption of SFAS 144 will not have a material effect on our results of operations or financial position.

        In April 2001, the Emerging Issues Task Force ("EITF") of the FASB reached a consensus on issue No. 00-14, "Accounting for Certain Sales Incentives," which requires the cost of certain sales incentives, such as coupons, be classified as a reduction of revenue. The Company does issue coupons to its customers and accounts for their redemption as prescribed by EITF No. 00-14.

        In November 2001, the EITF reached a consensus on a portion of issue No. 00-22, "Accounting for 'Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future". FAO Schwarz, Inc.'s frequent shopper program awards customers with gift certificates based on certain levels of purchases between the months of April and December. These gift certificates may be used to purchase merchandise. During the year ended February 2, 2002 (which only includes the month of January for FAO Schwarz), the Company incurred no liability. If the Company continues with the FAO Schwarz loyalty program, these gift certificate liabilities will be recorded as a reduction of revenue and a liability at the time they are earned in accordance with EITF No. 00-22.

        In March 2002 the EITF reached a consensus on issue No. 00-23, "Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25, Accounting for Stock Issued to Employees, and FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation". The Company has and will continue to issue stock options to its employees as compensation. All transactions were recorded at fair value at the time they were issued and if subsequent changes are made to the agreements, the transactions will be adjusted and any additional compensation recorded in accordance with EITF No. 00-23.

        In September 2001, the EITF reached a consensus on EITF No. 00-24,"Revenue Recognition: Sales Arrangements That Include Specified Price Trade in Rights." The Company does not currently sell products of a nature that would include trade-in rights.

        In September 2001, the EITF reached a consensus on EITF No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products". EITF 00- 25 addresses accounting for payments made to resellers of the Company's products. The Company sells its products directly to end-users and does not currently have any arrangements with those users which would require treatment under EITF No. 00-25.

        In April 2002 the EITF reached a consensus on issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)". The Company's policy with respect to consideration given to a customer currently does not extend beyond coupons and the FAO loyalty program, consequently the Company does not have any arrangements that would require treatment under EITF No. 01-09.

NOTE 2—INVESTMENT IN RIGHTSTART.COM:

        On October 10, 2000, RightStart.com issued 1.6 million shares of common stock to a new investor and 0.4 million shares of common stock to an existing minority investor. The sale of common stock and the associated corporate actions resulted in RightStart.com being accounted for under the equity method of accounting and no longer consolidated with the Company. Accordingly, Fiscal 2000 financial statements are presented on an unconsolidated basis retroactive to the beginning of the fiscal year.

        On August 3, 2001 its senior lenders foreclosed on RightStart.com and all assets of RightStart.com were sold to Targoff-RS, LLC, an entity newly formed by the purchaser to acquire such assets. In September 2001, as a required condition to an equity investment used to fund the Zany Brainy Acquisition, we acquired Targoff-RS, LLC in exchange for preferred stock convertible into 1,800,000 shares of our common stock, subject to the approval of our shareholders, which was received on March 26, 2002.

        The operating losses of RightStart.com have been shown as a loss on investment in Fiscal 2000. In connection with the deconsolidation of RightStart.com, the Company carries its investment at zero. We are not obligated or committed, and do not intend, to fund any operating losses or obligations of RightStart.com.

NOTE 3—OPERATING RESULTS AND RISKS:

        Historically, the Company has incurred losses and may incur losses in Fiscal 2002. The Company believes that its current cash on hand at February 2, 2002, cash flow from operations and the Consolidated Credit Facility (see Note 5) will allow it to maintain its operations, fund working capital and capital expenditures for at least the next twelve months. The Company's needs for additional funding will depend upon several factors, including but not limited to, generating sufficient cash flow from operations, the opening of new stores and other capital expenditures. If additional capital is required to grow its business or execute its business plan, the Company may seek to raise additional equity or incur additional debt. Although there can be no assurance given that adequate funds will be available to the Company on acceptable terms, the Company has historically been able to raise equity and debt financing to continue its operations and fund its growth.

NOTE 4—PROPERTY, FIXTURES AND EQUIPMENT, NET:

	February 2, 2002	February 3, 2001
Property, fixtures and equipment, at cost:
Fixtures and equipment	$20,920,000	$5,310,000
Leaseholds and leasehold improvements	18,271,000	9,673,000
Computer software	2,124,000	1,035,000

	41,315,000	16,018,000
Accumulated depreciation	(10,147,000)	(7,111,000)

	$31,168,000	$8,907,000

        Depreciation expense for property, fixtures and equipment amounted to $4,007,000, $2,170,000, and $1,950,000 for Fiscal 2001, Fiscal 2000 and Fiscal 1999, respectively.

NOTE 5—CREDIT AGREEMENTS:

        The Company and its subsidiaries entered into a $127 million Amended and Restated Loan and Security Agreement with Wells Fargo Retail Finance, LLC (the "Bank") as of April 30, 2002, which combined the facilities we previously maintained separately for ZB Company, Inc, and for the Company and FAO Schwarz, Inc. (the "Consolidated Credit Facility"). The maturity date for the Consolidated Credit Facility is October 6, 2004. The borrowers' obligations are secured by liens on substantially all of their assets with certain exceptions for liens granted to other parties. A portion of the proceeds from the Consolidated Credit Facility was used to retire amounts due under the Company's former credit facility and the credit facility maintained by ZB Company, Inc., and the remaining portion is available for general corporate purposes in accordance with our operating budget that has been approved by the Bank (the "Budget"). The Consolidated Credit Facility consists of a standard revolving line of up to $115 million under which borrowings bear interest, at our election, at an initial rate of 3.5% over the London Interbank Offered Rate ("LIBOR") or 1.50% over a base rate announced by Wells Fargo Bank from time to time, and an additional special term subline of up to $12 million under which borrowings bear interest at a rate of 7% per annum over the base rate announced by LaSalle National Bank but not less than 12% per annum. As of April 30, 2002, the Wells Fargo Bank base rate was 6.25%. The interest rate on the standard revolving line adjusts based on the average quarterly availability under the Consolidated Credit Facility from a high equal to the initial rate to a low of 2.25% over LIBOR and 0.25% over the base rate, in each case, when availability exceeds $35 million. As of May 1, 2002, we had approximately $77.5 million outstanding under the Consolidated Credit Facility and aggregate availability of approximately $13.3 million. The Consolidated Credit Facility, among other things, limits capital expenditures to amounts approved by the Bank. We are required to have net earnings (excluding extraordinary non-cash gain or loss) before interest, income taxes, depreciation and amortization at least equal to 70% of amounts projected in our business plan submitted to the Bank on a rolling twelve month basis tested monthly beginning December 2002 (with December 2002 and January 2003 measured on a year-to-date basis). We must maintain a minimum availability under the standard revolving line of not less than $5 million through November 30, 2002 and during the calendar months of July through November thereafter and $7.5 million during the calendar months of January through June and December. We also must maintain a cost value of inventory that is within a certain percentage of our business plan at all times. After December 31, 2002, if the special term subline remains outstanding, we must maintain a ratio of inventory receipts to costs of goods sold of not less than 0.30:1.00 from January through May, 0.70:1.00 in June, 1.25:1.00 in August and September, 1.35:1.00 in October, 1.00:1.00 in November and 0.50:1.00 in December. In addition, after December 31, 2002, if the special term line remains outstanding our maximum effective advance rate tested at the end of each calendar month (or, in the case of

December, on December 24) is limited to 50% of the value of eligible inventory from January through March, 65% from April through July, 70% from August through November and 35% for December. As of May 1, 2002, our effective advance rate was 64.1%. Finally, for so long as the special term subline remains outstanding, the aggregate of all advances under the Consolidated Credit Facility, the special term subline amount and certain letters of credit may not exceed 100% of the net retail liquidation value of our inventory through October 31, 2002, 95% from November 2002 through December 2002 and 90% thereafter. As of May 1, 2002 the aggregate of such amounts was equal to 87.5% of the net retail liquidation value of our inventory. The Consolidated Credit Facility covenants also contain a material adverse change clause. The special term subline may be terminated and replaced without costs other than payment of fees that have been earned in advance thereunder. The Company is currently in compliance with all covenants under its credit facility. In the past we have occasionally been in default of our credit facilities with the Bank. While the Bank has always granted a waiver or amended the facility, there can be no assurance that it would do so in the future. KAIM investment affiliates hold a $2 million participation in the special term subline facility.

        At February 2, 2002 the Company and its wholly owned subsidiary, FAO Schwarz, Inc. had borrowings outstanding under a revolving credit agreement with Wells Fargo Retail Finance, LLC of $11.0 million. The total credit limit was $17.5 million and the borrowing rate was 8%. The debt was due January 4, 2005 and was secured by a security interest in substantially all of the assets of the Company and FAO Schwarz, Inc. This debt was paid off by the Consolidated Credit Facility on April 30, 2002. At February 2, 2002, ZB Company had borrowings outstanding under a revolving line of credit with Wells Fargo Retail Finance LLC of $42.4 million. The debt was due in January 2006 and was secured by a security interest in substantially all the assets of ZB Company. At year-end there were certain violations of debt covenants that were waived by the lender. The total credit limit was $115 million and the borrowing rate on the amounts outstanding was approximately 7.2%. This debt was paid off by the Consolidated Credit Facility on April 30, 2002.

        At February 2, 2002 the combined availability under the previous credit facilities was $18.3 million.

Debt Payouts

        Future payouts under the debt agreements at February 2, 2002 were:

Fiscal Year
2002	$5,959
2003	46,521
2004	21,146
2005	9,460
2006	—

Total	83,086
Discount on Subsidiary Subordinated Note	(1,280)
Current portion	(5,959)

Long-term debt	$75,847

NOTE 6—LONG TERM DEBT:

Senior Subordinated Notes

        In September and October 2000, the Company sold a total of $3.0 million in aggregate principal amount of its 8% Senior Subordinated Convertible Pay-in-Kind Notes due 2005 (the "Senior Subordinated Notes") to affiliated investment partnerships managed by Kayne Anderson Capital

Partners, L.P. ("KA Capital"). The Senior Subordinated Notes were converted into common stock at a price of $2.375 per share of common stock on September 5, 2001.

Equipment Note

        In September 2001, in connection with the Zany Brainy Acquisition, we executed a $3.0 million Equipment Loan Promissory Note ("Equipment Note"). Payments, which include interest at 8% per annum, are required monthly in the amount of $92,221 through June 1, 2004.

Junior Convertible Note

        In connection with the Zany Brainy Acquisition in September 2001 we sold Athanor Holdings, LLC ("Athanor") a Subordinated Convertible Pay-in-Kind Note in the aggregate principal amount of $4,900,000 due September 4, 2004 (the "Junior Convertible Note"). The Junior Convertible Note is subordinate to all other indebtedness, and to all of the Company's existing and future trade payables. The Junior Convertible Note accrues interest at an annual rate of 4% per year payable annually on September 4 of each year and is convertible into common stock at a price of $1.43 per share. The Company recorded deferred interest cost of $4,900,000 related to the beneficial conversion feature. Interest may be paid in cash or, at our election, through the issuance of additional Junior Convertible Notes in an aggregate principal amount equal to the amount of interest that would be payable if such interest were paid in cash. The additional Junior Convertible Notes will convert into whole shares of our common stock at a conversion price for each additional Junior Convertible Note to be determined based on the average closing price of our common stock for the ten trading days prior to the interest payment date for which such additional Junior Convertible Note is issued. Prior to September 4, 2004, Athanor has the right to convert the aggregate outstanding balance of the Junior Convertible Note(s), including any accrued but unpaid interest, into common stock. Prior to and on September 4, 2004, the Company may redeem the aggregate outstanding balance of the Junior Convertible Note(s), including any accrued but unpaid interest thereon, in whole but not in part, at a price equal to 105% of such aggregate outstanding balance, provided that the Junior Convertible Note (i) may not be redeemed prior to September 5, 2002 and (ii) Athanor has 45 days from our notice of our intention to redeem the Junior Convertible Note(s) to determine if Athanor would like to exercise its conversion privilege in lieu of any such redemption by us. Unless otherwise agreed to by the parties, if Athanor has not exercised its conversion privilege prior to September 4, 2004, the Company must redeem the Junior Convertible Note(s). Athanor has registration rights with respect the common stock issuable upon conversion of the Junior Convertible Note(s). In November 2001, in connection with the consent to the FAO Acquisition transaction, the Junior Convertible Note became convertible upon the closing of the FAO Acquisition transaction. As a result, the Company expensed the remaining deferred non-cash interest of $4.1 million in its quarter ending February 2, 2002.

Subsidiary Subordinated Notes

        FAO Schwarz, Inc., our wholly owned subsidiary, issued $15.7 million (as adjusted for post-closing matters) in aggregate principal amount of its 8% Subordinated Notes due 2005 (the "Subsidiary Subordinated Notes") in connection with the FAO Acquisition. The Subsidiary Subordinated Notes are carried at $14.4 million, reflecting an original issue discount of $1.3 million. Repayment of the Subsidiary Subordinated Notes, which rank pari passu on liquidation with the Company's indebtedness and indebtedness of FAO Schwarz, Inc. to our respective vendors, suppliers and trade creditors incurred in the ordinary course of business, is guaranteed by the Company and secured by a subordinated security interest in substantially all of the assets of FAO Schwarz, Inc. and the Company, respectively. In the event of a liquidation, insolvency or bankruptcy of the Company or FAO Schwarz, Inc., the holders of the Subsidiary Subordinated Notes are required to share the proceeds of any collateral on a pro-rata basis with the holders of the trade debt. FAO Schwarz, Inc. must prepay

20% of the aggregate principal amount of the Subsidiary Subordinated Notes if Company consolidated EBITDA (as defined) exceeds $25 million in either of fiscal 2003 or 2004 and must prepay another 20% in 2004 if the prepayment obligation is triggered in 2003. FAO Schwarz, Inc. also must prepay the Subsidiary Subordinated Notes with the net cash proceeds from the closing of a sale of debt or equity securities of us or FAO Schwarz, Inc. in excess of $5 million unless the proceeds are received from the closing of a sale of debt or equity securities on condition that they be, and within 30 days of receipt are, used to accomplish a merger, consolidation or asset acquisition. FAO Schwarz, Inc. also must prepay the Subsidiary Subordinated Notes with the proceeds of asset sales in excess of $500,000 unless, within 30 days of receipt of such proceeds, such proceeds are used to repay indebtedness outstanding under the Wells Fargo Retail Finance LLC Loan and Security Agreement with us. Finally, no more than 30 days following a Change of Control, as defined, FAO Schwarz, Inc. must prepay the entire principal amount outstanding under the Subsidiary Subordinated Notes.

        In connection with an interim operating agreement between FAO Schwarz, Inc., us, KBB Retail Assets Corp. (fka F.A.O. Schwarz) and Royal Vendex KBB N.V., we issued an additional Subsidiary Subordinated Note due January 5, 2005 in the aggregate principal amount of $1.5 million to KBB Retail Assets Corp. in exchange for the inventory located at the FAO Schwarz flagship store located in Chicago. Under the interim operating agreement we agreed to operate the Chicago Store in exchange for reimbursement of our losses attributable to that store. Repayment of the additional Subsidiary Subordinated Note, which ranks pari passu on liquidation with indebtedness of FAO Schwarz, Inc. to its vendors, suppliers and trade creditors incurred in the ordinary course of business, is guaranteed by us and secured by a subordinated security interest in substantially all of the inventory transferred to FAO Schwarz, Inc. or placed in the Chicago store by FAO Schwarz, Inc. and certain related assets. The additional Subsidiary Subordinated Note matures on the earlier of the date that the FAO Schwarz, Inc. is required (i) to sell the inventory at the Chicago store back to KBB Retail Assets Corp. in connection with termination of the interim operating agreement or (ii) to transfer principal balances from the additional Subsidiary Subordinated Note to Subsidiary Subordinated Notes in connection with assignment of the lease for the Chicago store to FAO Schwarz, Inc. Payments under additional Subsidiary Subordinated Note may be made in cash or, in the case of repayment of principal on the maturity date, (a) if the inventory is required to be sold back to KBB Retail Assets Corp., through such a sale which will reduce the outstanding principal balance of the additional Subsidiary Subordinated Note by the cost of the Chicago inventory or (b) if a principal is to be transferred to the Subsidiary Subordinated Notes and the additional Subsidiary Subordinated Note is outstanding, by a such a principal balance transfer, which will reduce the outstanding principal amount of the additional Subsidiary Subordinated Note by the actual dollar increase in the principal amount of the outstanding Subsidiary Subordinated Notes and (2) in the case of interest payments, by offset of expenses reimbursable by KBB Retail Assets Corp. under the interim operating agreement.

NOTE 7—MANDATORILY REDEEMABLE PREFERRED STOCK:

        In connection with the Company's 1998 recapitalization, the Company issued 30,000 shares of mandatorily redeemable Series A preferred stock with a par value of $.01 per share, a liquidation preference of $100 per share and mandatorily redeemable at the option of the holders on May 31, 2002 at a redemption price of $100 per share or $3,000,000. The difference in the fair value of the stock at the date of issuance and the redemption amount was accreted, using the effective interest method, over the period from the issuance date to the required redemption date as a charge to retained earnings. The Series A preferred stock was redeemed in March 2002.

NOTE 8—SHAREHOLDERS' EQUITY:

        In October 2000 the Company sold 44,900 shares of its Series D Convertible Pay-in-Kind Preferred Stock ("Series D Preferred Stock") for $4.5 million, a portion of which was purchased by affiliates. The

Series D Preferred Stock paid dividends at a rate of 8% per annum and had a liquidation preference of $100 per share. The Series D Preferred Stock was converted into common stock at the rate of $2.00 per share on December 1, 2001. In connection with the issuance of the Series D Preferred Stock, the Company issued 449,000 warrants to purchase common shares at an exercise price of $2.00 per share of common stock. The fair value of the warrants was estimated using the Black-Scholes option pricing model and was recorded as a reduction to the carrying value of the Series D Preferred Stock and a credit to paid in capital. Holders have registration rights with respect to the common stock received upon the conversion of the Series D Preferred Stock and exercise of the warrants.

        The fair value of the warrant was estimated on the date of issuance using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rates	5.8%
Expected life (in years)	5
Dividend yield	0%
Expected volatility	85%

        In connection with the Zany Brainy Acquisition in September 2001 the Company sold Athanor 11,918.815 shares of Series E Convertible Preferred Stock ("Series E Preferred Stock") for $11,918,815. The Series E Preferred Stock was converted into 8,334,836 shares of common stock at an imputed price of approximately $1.43 per share on March 26, 2002.

        The Athanor investment agreement with us required that we acquire from Targoff-RS, LLC the assets it acquired in the foreclosure on RightStart.com Inc. by its senior secured lenders, including the online and catalog businesses conducted under the Right Start brand. We purchased Targoff-RS, LLC and its debt (held in part by certain of our affiliates) at a price of $4.0 million through the issuance of 1,800 shares of the Company's Series F Convertible Preferred Stock ("Series F Preferred Stock"). The Series F Preferred Stock converted into 1.8 million shares of Company common stock at an imputed price of approximately $2.22 per share on March 26, 2002.

        In connection with the Zany Brainy Acquisition in September 2001 the Company also sold 2,200 shares of its Series G Convertible Preferred Stock ("Series G Preferred Stock") for $5.5 million to affiliates of Kayne Anderson Investment Management, Inc., which shares were converted into 2.2 million shares of Company common stock at an imputed price of approximately $2.50 per share on March 26, 2002.

        Also, in connection with the Zany Brainy Acquisition, we issued 1.1 million shares of Company common stock to the bankruptcy estate of Zany Brainy, Inc. for the benefit of its unsecured creditors.

        In order to consummate the FAO Acquisition in January 2002, we issued new securities consisting of 20,000 shares of Series H Contingent Convertible Preferred Stock ("Series H Preferred Stock") with an aggregate liquidation preference of $20 million, which converted into 5,000,000 shares of Company common stock, at an imputed price of $4.00 per share, on March 26, 2002.

Beneficial Conversion Feature

        Generally accepted accounting principles require that we recognize the difference between the negotiated conversion price of an instrument and the actual closing price of the underlying common stock as a beneficial conversion feature and charge it to: a) additional paid in capital in the case of an equity instrument; b) non-cash interest expense in the case of a debt instrument; or c) non-cash compensation expense in the case of an employee stock option grant. The interest and compensation expense is amortized over the period, or periods, prior to the related instruments becoming freely convertible. In the Fiscal 2001 Company recorded the following amounts as beneficial conversion features:

Instrument	Beneficial Conversion Feature Amount
Series E Preferred Stock	$11,918,815
Series F Preferred Stock	3,654,000
Series G Preferred Stock	3,850,000
Series H Preferred Stock	3,500,000

Total preferred	22,922,815
Junior Convertible Note	4,900,000

Total	$27,822,815

        In November 2001, KAIM investment affiliates provided Wells Fargo Retail Finance, as agent, with a $5 million letter of credit on behalf of ZB Company, Inc. In consideration for providing the letter of credit for the benefit of its subsidiary, the Company issued to KAIM five year warrants to purchase 100,000 shares of its common stock at a price of $3.50 per share. The Bank returned the letter of credit in early January 2002 in accordance with its terms. The Company has valued the warrants using the Black-Scholes option pricing model at $391,000 and recorded the amount as a non-cash interest in Fiscal 2001 with an an offsetting increase to additional paid in capital. The fair value of the warrants was estimated on the date of issuance using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rates	3.0%
Expected life (in years)	5
Dividend yield	0%
Expected volatility	75%

NOTE 9—INCOME TAXES:

        The provision for income taxes is comprised of the following:

	Year Ended
	February 2, 2002	February 3, 2001	January 29, 2000
Current provision:
Federal
State	$448,000	$78,000	$68,000
Deferred provision:
Federal	(1,823,000)	(1,504,000)	(3,857,000)
State	(229,000)	(310,000)	(794,000)
Valuation allowance	2,052,000	1,814,000	4,651,000

	$448,000	$78,000	$68,000

        The Company's effective income tax rate differed from the federal statutory rate as follows:

	Year Ended
	February 2, 2002	February 3, 2001	January 29, 2000
Federal statutory rate benefit	(34)%	(34)%	(34)%
State income taxes, net of federal benefit	(5)	(5)	(3)
Loss on investment in RightStart.com		7
Temporary differences not benefited	19	32	34
Non-cash interest	19	—	—
Other	5	1	3

Effective income tax rate	4%	1%	0%

        Deferred tax (liabilities) assets are comprised of the following:

	February 2, 2002	February 3, 2001
Depreciation and amortization	$(435,000)	$(452,000)
Other		(415,000)
Deferred tax liabilities	(435,000)	(867,000)
Net operating loss carryforwards	12,175,000	10,676,000
Investment in subsidiary	231,000	209,000
Deferred rent	663,000	621,000
Deferred compensation	654,000	748,000
Other reserves	706,000	292,000
Other	23,000	286,000

Deferred tax assets	14,452,000	12,832,000

Valuation allowance	(12,617,000)	(10,565,000)

Net deferred tax asset	$1,400,000	$1,400,000

        In evaluating the realizability of the deferred tax asset, management considered the Company's projections and available tax planning strategies. Management expects that the Company will generate $4 million of taxable income within the next 15 years to utilize the net deferred tax asset. The taxable income will be generated through a combination of improved operating results and tax planning strategies. Rather than lose the tax benefit, the Company could implement certain tax planning strategies including the sale some of its operations in order to generate income to enable the Company to realize its NOL carryforwards. Based on the expected operating improvements, combined with tax planning strategies, management believes that adequate taxable income will be generated over the next 15 years in which to utilize at least a portion of the NOL carryforwards.

        The Company has federal and state net operating loss carryforwards at February 2, 2002 of $33.7 million and $14.3 million, respectively. These carryforwards will expire in fiscal years ending 2002 through 2022. Management believes that a change of control, as defined by the U.S. Tax Code, took place on March 26, 2002 in connection with the conversion of certain preferred stock to common. The change of control has the effect of limiting the amount of net operating loss carryforwards that can be used in any one year to between $10 million to $12 million.

NOTE 10—EMPLOYEE BENEFITS AND STOCK OPTIONS:

        In October 2001, the Company adopted the 2001 Employee Stock Option Plan, subject to shareholder approval; such approval was granted at the shareholders meeting on March 26, 2002. This plan covers an aggregate of 2,146,583 shares of the Company's common stock. Options to purchase 1,072,500 shares of common stock, contingent on shareholder approval of the plan, were authorized by the Company's Board of Directors on October 31, 2001 at an exercise price of $4.50 per share. Shareholder approval for all grants was assured because a majority of the shareholders had agreed to vote in favor of the plan at the time it was authorized by the Board of Directors. As of the date of the shareholders approval of the 2001 plan, several option designees had left the Company, reducing the number of options to be granted to 775,000. At February 2, 2002 1,074,083 shares were available for future grant under this plan.

        The Board of Directors granted in August and September 2001, options to purchase 2,594,906 and 42,500, respectively, shares of common stock at exercise prices of $2.60 and $3.35 per share, respectively, subject to shareholder approval. Shareholder approval for these grants was assured because a majority of the shareholders had agreed to vote in favor of the grants at the time they were authorized by the Board of Directors.

        In October 1991, the Company adopted the 1991 Employee Stock Option Plan, which, as amended, covers an aggregate of 3,853,417 shares of the Company's common stock. Options outstanding under this plan have terms ranging from three to ten years (depending on the terms of the individual grant). In May 1998, certain option holders were given the right to cancel their existing options (many of which were vested) and have new options issued to them at the fair market value on the date of grant of $3.50 per share (the "New Options). The New Options vest in accordance with the terms of the individual grants. Options to purchase 3,771,816 shares of common stock were issued under this plan at exercise prices ranging from $2.00 to $17.25 per share. At February 2, 2002 1,034,742 of these options were exercisable. At February 2, 2002 no shares were available for future grant under this plan.

        In October 1995, the Company adopted the 1995 Non-Employee Directors Option Plan, as amended, to cover an aggregate of 375,000 shares of common stock. This Plan provides for the annual issuance, to each non-employee director, of options to purchase 1,500 shares of common stock. In addition, each director is entitled to make an election to receive, in lieu of directors' fees, additional options to purchase common stock. The amount of additional options is determined using the Black-Scholes option-pricing model such that the fair value of the options issued is equivalent to the fees that the director would be otherwise entitled to receive. The amount of additional options is determined based on an independent valuation. Options issued under this plan vest on the anniversary date of their grant and upon termination of Board membership. These options expire three to five years from the date of grant. Options to purchase 251,139 shares of common stock were issued under this plan at exercise prices ranging from $2.50 to $10.46 per share, such exercise price being equal to the price of the Company's common stock on the last trading day preceding the date of grant. At February 2, 2002, 145,407 of the options issued under this plan were exercisable. At February 2, 2002, 65,634 shares were available for future grant under this plan.

        In 1993, the Company adopted an employee stock ownership plan ("ESOP") and employee stock purchase plan ("ESPP"). The ESOP is funded exclusively by discretionary contributions determined by the Board of Directors. The Company has made no contribution since April 1996 and is in the process of terminating the plan. The Company is also winding down the ESPP. As of February 2002, the Company has halted further employee contributions to the plan. The Company had previously matched employees' contributions to the ESPP at a rate of 50%. The Company's contributions to the ESPP amounted to $8,000, $13,000, and $12,000 in Fiscal 2001, Fiscal 2000, and Fiscal 1999, respectively.

        The following table summarizes the Company's option activity through February 2, 2002:

	Number of Options	Weighted Average Exercise Price	Fair Value of Options Granted	Options Exercisable at Year End	Exercisable Weighted Average Exercise Price
Outstanding at January 30, 1999	890,519	$3.72		148,006	$7.15
Granted	148,270	8.20	$5.31
Canceled	(9,999)	3.50
Exercised	(27,383)	5.64

Outstanding at January 29, 2000	1,001,407	4.33		543,937	3.75
Granted	136,065	3.37	3.08
Canceled	(78,851)	2.81
Exercised	(24,600)	2.50

Outstanding at February 3, 2001	1,034,021	4.13		685,015	3.95
Granted	653,232	2.05	1.19
Canceled	(173,356)	5.46
Exercised	(128,345)	2.99

Outstanding at February 2, 2002	1,385,552	3.09		767,920	3.79

        The following table summarizes information concerning the Company's outstanding and exercisable stock options at February 2, 2002:

Range of Exercise Prices	Number Outstanding at February 2, 2002	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price of Options Outstanding	Number Exercisable at February 2, 2002
$1.70 - $3.50	1,205,651	8.0 years	$2.45	600,019
$4.13 - $7.88	97,655	7.2 years	5.03	91,655
$8.50 - $17.25	82,246	6.3 years	10.25	76,246

	1,385,552		$3.09	767,920

        The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Fiscal 2001	Fiscal 2000	Fiscal 1999
Risk-free interest rates	3.78%	5.88%	5.27%
Expected life (in years)	4	4	4
Dividend yield	0%	0%	0%
Expected volatility	75.04%	85.06%	85.33%
Weighted average fair value on grant date	$1.19	$0.89	$5.35

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

RightStart.com's option grants for Fiscal 2001, would be increased to the pro forma amounts indicated below:

	Year Ended
	February 2, 2002	February 3, 2001	January 29, 2000
Net loss:
As reported	$11,344,000	$7,704,000	$10,842,000
Pro forma	11,540,000	8,265,000	11,922,000
Basic and diluted loss per share:
As reported	$4.87	$1.46	$2.14
Pro forma	4.89	1.56	2.34

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

        In Fiscal 1999, 100,000 options, which vest over three years, were granted to non-employee directors at an exercise price of $7.25 and a fair value at date of grant of $8.25. The Company recorded $100,000 of deferred compensation related to these options, of which $24,000 was amortized in Fiscal 1999, $36,000 was amortized in Fiscal 2000, and $7,000 was amortized in Fiscal 2001. In the second quarter of Fiscal 2001 the option grant was cancelled. Additionally, 100,000 stock options held by RightStart.com employees after its deconsolidation were valued at $57,000 and charged to non-cash compensation expense in Fiscal 2000.

NOTE 11—RELATED PARTY TRANSACTIONS:

        Kayne Anderson Investment Management, Inc. ("KAIM"), the general partner of KA Capital, has provided certain management services to the Company and charged the Company for such services. Annual management fees of $75,000, $187,500 and $112,500 were paid to KAIM for Fiscal 2001, Fiscal 2000 and Fiscal 1999, respectively. As of August 2001, KAIM no longer provides the Company with management services. In September and October 2000, the Company sold a total of $3.0 million in aggregate principal amount of its Senior Subordinated Notes to KA Capital (See Note 6). In November 2002, KAIM investment affiliates provided Wells Fargo Retail Finance, as agent, with a $5 million letter of credit on behalf of ZB Company, Inc.. In consideration for providing the letter of credit for the benefit of its subsidiary, the Company issued to KAIM five year warrants to purchase 100,000 shares of its common stock at a price of $3.50 per share. The warrants were valued using the Black-Scholes option pricing model and the value of $391,000 was charged to interest expense. The Bank returned the letter of credit in early January 2002 in accordance with its terms. In April 2002, certain KAIM affiliates purchased a $2 million participation in the Special Subline portion of the Company's Consolidated Credit Facility (See Note 5).

        Prior to the foreclosure on RightStart.com, the Company and RightStart.com entered into a management services agreement. This agreement provided that the Company would supply inventory at cost plus five percent and provide certain Basic Services at cost plus 5%. Basic Services consists of various services including, among others, services for personnel/human resources, benefits administration, payroll processing, insurance, tax, cash management, financial, legal, order fulfillment and collection, accounting, telecommunications, catalog production assistance and credit card processing. The sale of inventory to RightStart.com and the related cost of those sales are shown on the statement of operations. The income for Basic Services rendered under this agreement, which amounted to $627,000, $405,000 and $407,000, for Fiscal 2001, 2000 and 1999, respectively, is netted against general and administrative expenses. After the foreclosure, the Company provided management services to Targoff-RS, LLC on terms similar to those previously provided to RightStart.com. The income for those services amounted to $85,000 in the month of August 2001. On September 5, 2001, the Company purchased Targoff-RS, LLC and recognized no further income for these services.

NOTE 12—OPERATING LEASES:

        The Company leases real property and equipment under non-cancelable agreements expiring from 2002 through 2018. Certain retail store lease agreements provide for contingent rental payments if the store's net sales exceed stated levels ("percentage rents"). Certain other of the leases contain escalation clauses which provide for increases in base rental for increases in future operating cost and renewal options at fair market rental rates.

        The Company's minimum rental commitments are as follows:

Fiscal Year	Retail Stores	Warehouse	Corporate Office	Totals
2002	$47,898,000	$1,883,000	$1,873,000	$51,654,000
2003	48,112,000	1,902,000	1,522,000	51,536,000
2004	47,477,000	1,414,000	1,555,000	50,446,000
2005	43,866,000	914,000	1,574,000	46,354,000
2006	40,178,000	685,000	1,460,000	42,323,000
Thereafter	133,383,000	0	6,211,000	139,594,000

	$360,914,000	$6,798,000	$14,195,000	$381,907,000

        Net rental expense under operating leases was $21,443,000, $4,139,000, and $3,584,000 for Fiscal 2001, Fiscal 2000, and Fiscal 1999, respectively. Percentage rents of $127,000 and $39,000 were incurred in Fiscal 2001 and Fiscal 2000, respectively. No percentage rents were incurred in Fiscal 1999.

NOTE 13—STORE CLOSINGS:

        The Company closed six Right Start stores in Fiscal 2001, two Right Start stores in Fiscal 2000 and one Right Start store in Fiscal 1999 and wrote off approximately $492,000, $302,000 and $151,000, respectively, of the net book value of the assets related to the stores. The majority of the Right Start store closings were done in connection with our stated objective to exit from enclosed mall leases as opportunities arise.

        In connection with the acquisition of Zany Brainy, we specifically identified fifteen stores that we knew we would not purchase. A plan was prepared and approved by the Board at that time. Our agreement with the seller and the bankruptcy court permitted us time to negotiate lease modifications with the various landlords to facilitate the closings of the identified stores. We initially thought that the accounting for these stores would fall under EITF 87-11, "Allocation of Purchase Price to Assets to Be Sold", and become part of the purchase price allocation. However the accounting prescribed under EITF 87-11 can only be applied to assets being sold, not assets being closed or abandoned. In addition, EITF 94-3 specifically states "The Task Force reached a consensus that a cost resulting from a plan to exit an activity of an acquired company should be recognized as a liability assumed as of the consummation date of the acquisition only if the cost is not associated with or is not incurred to generate revenues of the combined entity after the consummation date". The stores remained open for business and generated revenues while we operate them with the permission of the bankruptcy estate through their closing date. Because there were revenues, we did not record any liabilities related to the closed stores and their operations have been included in results of operation of the combined companies subsequent to the acquisition date. The stores have since been closed, with the final store closed on October 15, 2001. The loss sustained on the stores involved was approximately $863,000 and the number of employees that were terminated in connection with the closings was 308.

NOTE 14—SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

        Changes in assets and liabilities which increased (decreased) cash are as follows:

	Year Ended
	February 2, 2002	February 3, 2001	January 29, 2000
Accounts and other receivables	$(7,988,000)	$(565,000)	$(97,000)
Merchandise inventories	14,513,000	(768,000)	(3,897,000)
Other current assets	3,921,000	(201,000)	(61,000)
Other non-current assets	(1,388,000)	(45,000)	(1,168,000)
Accounts payable	(9,852,000)	(1,063,000)	1,796,000
Accrued expenses	(1,664,000)	(655,000)	3,886,000
Accrued salaries and wages	3,006,000	(8,000)	54,000

	$548,000	$(3,305,000)	$513,000

        The changes in assets and liabilities for the year ended February 3, 2001 exclude the assets and liabilities of RightStart.com.

        Supplementary disclosure of cash flow information:

	Fiscal 2001	Fiscal 2000	Fiscal 1999
Cash paid for income taxes	$437,000	$9,000	$11,000
Cash paid for interest	3,418,000	779,000	447,000

        Non-cash investing and financing activities:

	Fiscal 2001	Fiscal 2000	Fiscal 1999
Conversion of Series B Preferred Stock to common stock	$1,359,000	$328,000	$938,000
Conversion of Series C Preferred Stock to common stock	3,733,000	117,000	—
Conversion of Series D Preferred Stock to common stock	4,412,000	—	—
Conversion of Senior Subordinated Notes	3,187,000	—	—
Issuance of common stock and warrants in connection with financing agreement	391,000	—	159,000
Issuance of common stock	3,245,000	—	—
Issuance of Series F Preferred Stock	3,996,000	—	—
Issuance of Series H Preferred Stock	20,000,000	—	—
Issuance of Subsidiary Subordinated Notes, net of discount	15,972,000	—	—
Preferred dividend accretion	471,000	351,000	301,000
Exchange of subsidiary stock for software	—	—	1,243,000
Dividends issued on Series D Preferred Stock	367,000	—	—
Deferred rent reduction for store closures	68,000	50,000	—
Notes issued for interest on Senior Subordinated Notes	187,000	—	—

NOTE 15—SEGMENT INFORMATION:

        In Fiscal 1999 and Fiscal 2001, the Company operated in two reportable segments; Direct-to-customer, which includes online and catalog operations, and Retail, which includes activities related to the Company's retail stores. Both segments sell products to meet the needs of the parents of infants and children. Through the Zany Brainy Acquisition and the FAO Acquisition, the Retail segment also sells products directed to older children through age twelve. Beginning in November 2001, Zany Brainy engaged in Direct-to-customer sales with a relaunch of its online operations. FAO Schwarz engages in both online and catalog sales. Prior to the Targoff Acquisition, the Company operated in only one reportable segment, Retail. Accordingly, segment information for Fiscal 2000 is not presented.

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

        Segment information for Fiscal 1999 is as follows:

	Direct-to- Customers	Retail	Total
Net sales	$11,801,000	$38,043,000	$49,844,000
Interest income	238,000	—	238,000
Interest expense	—	465,000	465,000
Depreciation	278,000	1,672,000	1,950,000
Non-cash compensation	220,000	1,794,000	2,014,000
Pre-opening costs	—	323,000	323,000
Minority interest	3,000,000	—	3,000,000
Store closing expense	—	151,000	151,000
Pre-tax loss	(6,976,000)	(3,798,000)	(10,774,000)
Total assets	4,546,000	26,181,000	30,727,000
Fixed asset additions	2,456,000	2,390,000	4,846,000

        The Company operated in only one segment in Fiscal 2000.

        Segment information for Fiscal 2001 is as follows:

	Direct-to- Customers	Retail	Sales to RightStart.com	Total
Net sales	$5,376,000	$238,517,000	$3,472,000	$247,365,000
Interest expense	25,000	9,118,000	—	9,143,000
Depreciation	115,000	3,943,000	—	4,058,000
Non-cash compensation	—	40,000	—	40,000
Pre-opening costs	—	268,000	—	268,000
Store closing expense	—	231,000	—	231,000
Pre-tax income (loss)	760,000	(11,656,000)	—	(10,896,000)
Total assets	832,000	180,604,000	—	181,436,000
Fixed asset additions	832,000	2,025,000	—	2,857,000

NOTE 16—OTHER FINANCIAL DATA:

Allowance for Doubtful Accounts

        The Activity in the allowance for doubtful accounts was as follows:

	Beginning Balance	Provision	Write-offs	Ending Balance
Fiscal 1999	$27,000	$60,000	—	$87,000
Fiscal 2000	87,000	313,000	—	400,000
Fiscal 2001	400,000	543,000	(400,000)	543,000

        Inventory Reserves

        The activity in the inventory reserve accounts was as follows:

	Beginning Balance	Provision	Write-offs	Ending Balance
Fiscal 1999	$68,000	205,000	(195,000)	$78,000
Fiscal 2000	78,000	322,000	(400,000)	—
Fiscal 2001	—	716,000	(486,000)	230,000

Accounts payable and accrued expenses

        The components of accounts payable and accrued expenses are as follows:

	Fiscal 2001	Fiscal 2000
Accounts payable	$10,680,000	$1,990,000
Bank overdraft	10,334,000	1,544,000

Accounts payable	21,014,000	3,534,000
Accrued payroll and related expenses	11,098,000	479,000
Accrued merchandise costs	578,000	737,000
Accrued professional fees	463,000	186,000
Sales returns and allowances	913,000	120,000
Sales and use tax accruals	2,586,000	223,000
Accrued interest	214,000	71,000
Other accrued expenses	11,794,000	287,000

	$48,660,000	$5,637,000

NOTE 17—COMMITMENTS AND CONTINGENCIES:

Letters of Credit Commitments

        As of February 2, 2002 the Company was contingently liable for approximately $5.5 million under outstanding letters of credit primarily for import inventory purposes.

Future Advertising

        As of February 2, 2002, the Company had commitments of approximately $750,000 for future advertising.

Legal Matters

        We are a party to various legal actions arising in the ordinary course of business. In the opinion of management, any claims that may arise from these actions are immaterial to us or are without significant merit. We believe that the ultimate outcome of these matters will not have a material adverse effect on our financial position or results of operations.

NOTE 18—ACQUISITIONS

Zany Brainy

        On September 5, 2001, ZB Company, Inc. ("ZBCI"), a wholly-owned subsidiary of the Company, completed the acquisition of substantially all of the assets of Zany Brainy, including 187 retail stores (reduced to 169 as a result of closures) in 34 states through a sale of assets and assignment of liabilities pursuant to sections 363 and 365 of the U.S. Bankruptcy Code as management and the Board of Directors determined that there was a good fit between the two brands, the combination would allow cross-promotion throughout the childhood of our customers' children, the brands attract similar customers, that there were opportunities for efficiencies in operations and that the price was attractive. As consideration, ZBCI agreed to pay the following: $7.5 million in cash and 1.1 million shares of the Company's common stock to the Zany Brainy estate for the benefit of the unsecured creditors (the cash portion was paid in three equal installments on December 15, 2001, February 15, 2002 and April 15, 2002), $65.8 million (excluding renewed letters of credit) to the Zany Brainy, Inc. Debtor in Possession ("DIP") lender paid at the closing from the proceeds of a Loan and Security Agreement between Wells Fargo Retail Finance, LLC (the "Bank") and ZBCI, dated September 5, 2001 (the "ZB Credit Facility"); $4.2 million which was offset by payments due to investors; $1.1 million in bankruptcy related professional fees; $2.1 million paid into an escrow at the closing for Zany Brainy management retention bonuses; and certain lesser amounts. Additionally, ZBCI assumed certain other liabilities estimated at $39.5 million consisting of post-petition trade payables, settlement amounts, bankruptcy-related professional fees, sales and payroll taxes, accrued salaries and employee benefit obligations and customer gift certificates and merchandise credits. The Company financed the ZB Acquisition with the proceeds from the issuance of preferred and common stock, notes and the ZB Credit Facility.

        The Company has also agreed to reimburse the Zany Brainy creditors for up to $1 million for costs that may be incurred by the creditors related to professional services. To the extent any amounts are paid by the Company, they would represent additional purchase price. As of the end of the fiscal year, approximately $400,000 has been paid with the balance of $600,000 in subsequent payments made to date.

        In order to fund the ZB Acquisition, the Company issued approximately 11,919 shares of its Series E Convertible Preferred Stock, par value $.01 per share ("Series E Preferred Stock") to Athanor Holdings, LLC ("Athanor") and 2,200 shares of its Series G Convertible Preferred Stock, par value $.01 per share ("Series G Preferred Stock"), to certain affiliates of Kayne Anderson Investment Management ("KAIM") and Mr. Fred Kayne (each of which are affiliates of the Company), for approximately $11.9 million and $5.5 million, respectively.(See Note 8).

        Additionally, Athanor purchased $4.9 million in aggregate principal amount of the Company's 4% Subordinated Convertible Pay-in-Kind Notes due September 4, 2004 (the "Junior Convertible Notes").(See Note 6). The Series E Preferred Stock and Junior Convertible Notes held by Athanor (the "Athanor Investment"), if and when converted to Common Stock represent approximately 34.4% of the fully diluted shares of the Company before giving effect to employee and director stock options but assuming conversion of the contingently convertible securities issued in the FAO Acquisition. The Series E Preferred Stock converted to common stock on March 26, 2002.

        Under a shareholders' agreement between KAIM, Mr. Fred Kayne and Athanor and the investment agreement between the Company and Athanor, Athanor has the right to name three members to the Company's Board of Directors, one of who is to be "independent." The shareholders' agreement also requires the KAIM investment affiliates and Mr. Fred Kayne to convert all of their holdings in the Company's Senior Subordinated Notes and the Company's Series B Preferred Stock,

Series C Preferred Stock and Series D Preferred Stock to Common Stock at the time that sufficient common shares have been authorized, and the conversion feature on the newly-issued preferred stock and Junior Convertible Notes has been approved, by vote of the Company's common shareholders; and to vote their securities in favor of such matters. Both of these events occurred at a special meeting of shareholders on March 26, 2002, and all convertible securities were converted into shares of the Company's common stock (See Note 19).

Targoff-RS, LLC

        In addition, the Athanor investment agreement required that the Company acquire from Targoff-RS, LLC the assets it acquired in a private foreclosure sale including the online business, "www.RightStart.com", and the Right Start catalog business. The Company purchased Targoff-RS, LLC and its debt at an aggregate price of $4.0 million through the issuance of 1,800 shares of Series F Convertible Preferred Stock, no par value (the "Series F Preferred Stock"). The Series F Preferred Stock is convertible into 1,800,000 shares of Common Stock at an imputed price of $2.22 per share. The Series F Preferred Stock was converted into common stock at a special shareholders meeting March 26, 2002 (See Note 19).

        The remaining amounts necessary to consummate the ZB Acquisition came from the ZB Credit Facility, which was refinanced by the Company's Consolidated Credit Facility in April 2002 (See Note 5).

Purchase Allocation

	Zany Brainy	Targoff-RS, LLC
Net current assets	$106,017,000	$178,000
Property, plant and equipment	17,156,000	820,000
Non-current assets	286,000	—
Net current liabilities	(36,463,000)	(423,000)
Non-current liabilities	(3,000,000)	—

Estimated fair value, net assets acquired	83,996,000	575,000
Goodwill and other intangible assets	457,000	3,421,000

Total purchase price	84,453,000	3,996,000
Less:
Common stock issued	(3,245,000)	—
Notes payable issued	(7,500,000)	—
Preferred stock issued	—	(3,996,000)
Amount refinanced	(52,664,000)	—

Cash paid	21,044,000	—
Less cash acquired	(6,166,000)	—

Net cash paid	$14,878,000	$—

        Of the $0.5 million and $3.4 million of acquired intangible assets from the Zany Brainy and Targoff-RS acquisitions, $0.4 million and $0.3 million, respectively, was assigned to registered trademarks that are not subject to amortization.

FAO Schwarz

        On January 31, 2002, Toy Soldier, Inc. ("Toy Soldier"), a wholly owned subsidiary of the Company, completed the acquisition of certain assets (and assumed liabilities of approximately $9.0 million) of FAO Schwarz, including its Fifth Avenue store in New York and 21 other stores throughout the United States, and the assets of Quality Fulfillment Services, Inc.("QFS"), an affiliate of FAO Schwarz, which runs the fulfillment services for the FAO Schwarz Internet and catalog operations. QFS also provides fulfillment services for several third party catalog companies as well. On April 6, 2002, Toy Soldier changed its name to FAO Schwarz, Inc. ("FAO Schwarz"). FAO caters to the same discerning customer, yet each of the Company's brands focus on a different product offering and a different positioning with this customer. The combination would allow cross-promotion throughout the childhood of our customers' children and that there were opportunities for efficiencies in operations and that the price was attractive.

        The acquisition was funded through the issuance of approximately 20,000 shares of its Series H Contingent Convertible Preferred Stock (the "Series H Preferred Stock") (See Note 8), which is contingently convertible into 5,000,000 shares of Common Stock, and the issuance of $15.7 million (reduced from its original amount of $18 million due to subsequent amendment of the purchase agreement) in aggregate principal amount of FAO Schwarz's 8% Subordinated Notes due 2005 (the "Subsidiary Subordinated Notes")(See Note 6).

Purchase Allocation

        Our acquisitions have been accounted for under the purchase method of accounting. The financial statements reflect the allocation of the purchase prices to the acquired net assets based upon an independent third-party appraisal.

Net current assets	$43,621,000
Property, plant and equipment	6,496,000
Net-current liabilities	(14,764,000)

Estimated fair value, net Assets acquired	35,353,000
Goodwill and other intangible assets	598,000

Total purchase price	35,951,000
Less:
Common stock issued	—
Notes payable issued	(15,951,000)
Preferred stock issued	(20,000,000)

Cash paid	—
Less cash acquired	(407,000)

Net cash received	$407,000

        The $0.6 million of acquired intangible assets from the FAO Acquisition was assigned to registered trademarks that are not subject to amortization.

        The following unaudited proforma data assumes the acquisitions of Zany Brainy, Targoff-RS, LLC and FAO Schwarz occurred at the beginning of Fiscal 2000:

	Fiscal 2001	Fiscal 2000
Revenue	$535,080,000	$611,933,000
Loss before extraordinary items and cumulative effect of accounting changes	(80,320,000)	(70,759,000)
Net loss	(80,320,000)	(70,759,000)
Basic and diluted loss per share	$(10.24)	$(14.50)

        The supplemental unaudited proforma information presented includes certain non-recurring items. The unaudited proforma Fiscal 2001 results include approximately $5.1 million in expense for merger, integration and restructuring and exclude the results of operation of 15 stores closed during the period from the date of acquisition through October 15, 2001. On May 15, 2001 (the "Petition Date") Zany Brainy, Inc. and its subsidiaries filed for voluntary petitions for relief under Chapter 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware. From the Petition Date through September 5, 2001, Zany Brainy, Inc. managed their business as a debtor-in-possession pursuant to Bankruptcy Court approval. This resulted in significant operational disruption due to disruption of product flow, employee turnover and other factors that are reflected in the unaudited proforma operating results for Fiscal 2001 above.

        In July 2000, Zany Brainy, Inc. acquired Noodle Kidoodle, Inc. in a pooling of interest transaction. The unaudited proforma Fiscal 2000 results include approximately $5.1 million and $28.8 million respectively, in expense for merger, integration and restructuring and exclude the results of operation of 15 stores closed during the period from the date of acquisition through November 3, 2001.

NOTE 19—SUBSEQUENT EVENTS

        On March 26, 2002, a special meeting of shareholders was held for certain matters including the approval to exercise the conversion feature of the Company's Series E, Series F, Series G, and Series H Preferred Stock and the Junior Convertible Notes. The shareholders also approved an amendment to the Company's Articles of Incorporation affecting an increase in authorized common stock from 25 million shares to 75 million shares. In accordance with the shareholders' agreement with the KAIM investment affiliates and Mr. Fred Kayne, this increase required the conversion of all of their holdings in the Company's Senior Subordinated Notes and the Company's Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock to Common Stock.

Security Converted	Shares	Converted into Shares of Common Stock
Convertible Preferred Stock:
Series B	2,000	66,667
Series E	11,919	8,334,836
Series F	1,800	1,800,000
Series G	2,200	2,200,000
Series H	20,000	5,000,000

        Additionally, On April 30, 2002, the Company entered into the Consolidated Credit Facility with Wells Fargo Retail Finance, as agent (See Note 5).

QuickLinks

PART I
ITEM 1. BUSINESS
ITEM 2. PROPERTIES
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS
ITEM 5. MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
ITEM 6. SELECTED FINANCIAL DATA
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RISKS
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11. EXECUTIVE COMPENSATION
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 10-K
INDEX TO EXHIBITS
SIGNATURES
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
F.A.O., INC. CONSOLIDATED BALANCE SHEETS
F.A.O., INC. CONSOLIDATED STATEMENTS OF OPERATIONS
F.A.O., Inc. CONSOLIDATED STATEMENTS OF CASH FLOWS
F.A.O., INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS