Form 10-K/A
period 2002-02-02
FAO INC
filed 2002-05-07
CIK 878720

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

        FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended February 2, 2002.

or

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

(610) 292-6600
Registrant's telephone number, including area code

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

        As of May 1, 2002 there were outstanding 30,451,504 shares of Common Stock, no par value, with no treasury stock.

EXPLANATORY NOTE:

        The Registrant files this report on Form 10K-A for the fiscal year ended February 2, 2002, solely to (i) add information about its executive officers to Part I of the Registrant's annual report on Form 10K for the fiscal year ended February 2, 2002, (ii) to revise Part III by deleting such section of the Registrant's annual report on Form 10K for the fiscal year ended February 2, 2002, and adding in its place Part III included herein and (iii) to amend note 15 to the Exhibit Index on the Registrant's annual report on Form 10K for the fiscal year ended February 2, 2002. No other items or exhibits in the Registrant's annual report on Form 10K for the fiscal year ended February 2, 2002 are amended.

PART I

        Part I is amended to add the following after Item 4 of our Annual Report on Form 10K for the fiscal year ended February 2, 2002.

EXECUTIVE OFFICERS

        Our executive officers are as follows:

Name	Age	Position	Executive Officer Since
Jerry R. Welch	51	President and Chief Executive Officer	1996
Raymond P. Springer	51	Executive Vice President and Chief Financial Officer	2000
Marilyn Platfoot	47	Executive Vice President, Retail Stores	1996
Gene Rosadino	43	Executive Vice President, Inventory Management	2001
Bud Johnson	55	Chief Executive Officer, FAO Schwarz, Inc.	2002
Kendrick F. Royer	38	Senior Vice President and General Counsel	2000

        All officers serve at the discretion of the Board of Directors.

Business Experience of Executive Officers

        JERRY R. WELCH became our Chief Executive Officer in March 1996, assumed the position of President in September 1996 and served as Chairman of the Board from August 1995 through November 1, 2001. Mr. Welch also served as an officer and a Managing Director of Kayne Anderson Investment Management, Inc. from January 1993, through August 2001. Mr. Welch held the positions of Chairman of the Board from January through September 1992 and from September 1993 through September 1999 and Chief Executive Officer from August 1994 to September 1999 for Glacier Water Services, Inc., a retailer of vended water.

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

        GENE ROSADINO became our Executive Vice President—Inventory Management in February 2002 and served as Senior Vice President, Supply Chain of ZB Company, Inc. from September 2001. Prior to September 2001, Mr. Rosadino served as Senior Vice President, Supply Chain of Zany Brainy, Inc. from 2001 and President of ZB Direct in 2000. From 1997 to 1999, Mr. Rosadino served as Senior Vice President, Merchandise Planning and Replenishment at Zany Brainy, Inc. and held various other positions at Zany Brainy, Inc. beginning in 1993. Zany Brainy, Inc. filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in May 2001.

        BUD JOHNSON became Chief Executive Officer of FAO Schwarz, Inc. in January 2002. Prior to that time he served as Chief Executive Officer of KBB Retail Assets Corp. (fka F.A.O. Schwarz) from January 2000. From April 1997 to January 2000 he served as Chief Operating Officer of KBB Retail Assets Corp.

        KENDRICK F. ROYER has served as our Senior Vice President and General Counsel since September 2001 and from December 2000 to April 2001. He served as Senior Vice President and General Counsel for U.S. Bancorp—Libra during the period from April 2001 through June 2001. From November 1995 to December 1999, Mr. Royer was an associate at the law firm of Milbank, Tweed, Hadley & McCloy LLP in Los Angeles California, practicing general corporate, securities and mergers and acquisitions law. From November 1991 to September 1995, Mr. Royer was an associate at the law firm of O'Melveny & Myers LLP in Los Angeles, California.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Nominees

Name	Age	Director Since	Business Experience
Andrew Feshbach	41	1995	Mr. Feshbach has been President, Chief Executive Officer and a Director of Big Dog Holdings, Inc., a producer of a branded, lifestyle collection of popular clothing and accessories, since 1992 when he co-founded the company with Mr. Fred Kayne. He was an Executive Vice President of Fortune Fashions, LLC, a custom manufacturer of embellished apparel for the tourist industry, which he co-founded in 1991 with Mr. Fred Kayne, until 2000. Mr. Feshbach has also been a Vice President since 1990 of Fortune Financial, a private merchant banking firm founded by Mr. Fred Kayne. From 1988 until 1990, Mr. Feshbach was a partner in Maiden Lane, Ltd., a merchant banking subsidiary of AmBase Corporation, specializing in leveraged buyouts. From 1984 until 1988, he served as Vice President of Corporate Finance with Bear Stearns & Co. Inc.
Jill Higgins	46	2001
			Ms. Higgins was appointed to fill a vacancy on the Board of Directors in April 2001. Ms. Higgins is a general partner of Lakeside Enterprises, a private family investment company. Ms. Higgins was a Director of Day Runner, Inc., a developer, manufacturer and marketer of organizing products, from 1986 through 1999.
Robert R. Hollman	58	1995
			Mr. Hollman has been President of Hollman Property Company, a real estate investment company of which he is the majority owner, since 1997. Mr. Hollman was previously President and Chief Executive Officer of Topa Management Company, a real estate management and development company which he co-founded in 1971. In addition, Mr. Hollman was President and Chief Executive Officer of Topa Savings Bank, a federally chartered Savings and Loan from 1989 to 1996.
Fred Kayne	63	1995
			Mr. Kayne is the Chairman of the Board. Mr. Kayne has been Chairman of the Board of Big Dog Holdings, Inc., since 1992 when he co-founded the company Mr. Feshbach. Mr. Kayne has been President and Chairman of the Board of Fortune Fashions, since he co-founded in the company in 1991 with Mr. Feshbach. Mr. Kayne has been President and Chairman of Fortune Financial, a private merchant banking firm, since he founded it in 1986. Mr. Kayne was a partner of Bear, Stearns & Co. Inc. until its initial public offering in 1985, after which time he was a Managing Director and a member of the Board of Directors of Bear, Stearns & Co. Inc. until he resigned in 1986. Fred Kayne and Richard A. Kayne are brothers.

Richard A. Kayne	57	1995
			Since 1985, Mr. Kayne has served as President and a Director and, since August of 1996, Chief Executive Officer of Kayne Anderson Investment Management, Inc., the general partner of Kayne Anderson Capital Advisors, L.P., an investment management firm, and their broker dealer affiliate, K.A. Associates, Inc. Mr. Kayne has been with Kayne Anderson Investment Management, Inc. since 1984 when it was founded by Mr. Kayne and John E. Anderson. Mr. Kayne has been Co-Chairman of the Management Committee of Kayne Anderson Rudnick Management, LLC, an investment management firm since July 2000 and was a Co-Manager from August 1995 to July 2000. He has also been a Director of Glacier Water Services, Inc. since 1995 and its Chairman of the Board since September 1999. Richard A. Kayne and Fred Kayne are brothers.
Jerry R. Welch	51	1995	See "Business Experience of Executive Officers" above.
Howard M. Zelikow	68	1995
			Mr. Zelikow has been a Managing Director of Kayne Anderson Investment Management, Inc. since 1988. Mr. Zelikow was a director of Financial Security Assurance Holdings Ltd. from 1996 until 2000 and served as a director of Queensway Financial Holdings Limited from 1993 until 2000. Mr. Zelikow was a director of Victoria Financial Corporation from 1991 to 1995, a director of Capital Guaranty Corporation from 1994 to 1995, and a director of Nobel Insurance Limited from 1989 to 1993. Mr. Zelikow was a director of The Navigators Group, Inc. from 1999 to 2001.

        Our directors serve until their successors are elected and duly qualified at our next Annual Meeting of Shareholders, which is expected to be held in June 2002.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

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

        Based solely on our review of the copies of such forms we have received, we believe that all of our officers, directors and greater than 10% beneficial owners complied with all the filing requirements applicable to them with respect to transactions during Fiscal 2001 except as follows: Each of Messrs. Jon Kubo, Senior Vice President and Chief Technology Officer and Rosadino filed a Form 3 more than 10 days after the month end in which he was appointed as officers. Ms. Higgins filed a Form 3 more than 10 days after the month end in which she became a member of our board of directors. Messrs. Zelikow, Hollman and Feshbach each inadvertently reported a transaction reportable on Form 4 one day late.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION AND OTHER INFORMATION

Executive Compensation

        The following table sets forth summary information concerning compensation paid or accrued by us for services rendered during Fiscal 2001, Fiscal 2000 and Fiscal 1999 to our Chief Executive Officer and the four other executive officers who received compensation of at least $100,000 (collectively, the "Named Executive Officers") as well as two other persons who would have been included in this table had they been employed at the end of Fiscal 2001.

Summary Compensation Table

		Annual Compensation			Long Term Compensation
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Other Annual Compensation(1)	Securities Underlying Options(#)	Other Compensation(2)
Jerry R. Welch(3)	2001	215,769	-0-	-0-	1,503,887	3,293
of Chairman the Board, President	2000	75,000	-0-	-0-	-0-	-0-
and Chief Executive Officer	1999	31,000	-0-	-0-	-0-	-0-
Raymond P. Springer(4)	2001	250,588	-0-	10,107	641,019	2,384
Executive Vice President and	2000	250,000	-0-	7,800	50,000	-0-
Chief Financial Officer	1999	38,000	-0-	1,300	-0-	-0-
Marilyn Platfoot	2001	198,000	-0-	9,230	122,500	1,.941
Executive Vice President	2000	176,000	-0-	7,800	-0-	325
Retail	1999	160,000	-0-	7,800	-0-	313
Ronald J. Blumenthal	2001	163,307	-0-	15,056	50,000	1,261
Senior Vice President Real	2000	158,000	-0-	7,800	-0-	-0-
Estate	1999	148,000	-0-	7,800	-0-	-0-
Gene Rosadino(5)	2001	95,192	-0-	3,000	100,000	80,610
Senior Vice President of	2000	-0-	-0-	-0-	-0-	-0-
Planning and Allocation	1999	-0-	-0-	-0-	-0-	-0-
Tom Vellios(6)	2001	250,589	-0-	-0-	-0-	1,026,164
Co-Chief Executive Officer	2000	-0-	-0-	-0-	-0-	-0-
ZB Company, Inc.	1999	-0-	-0-	-0-	-0-	-0-
Michael Levin(7)	2001	58,554	-0-	1,500	-0-	313,482
Senior Vice President-Operations	2000	-0-	-0-	-0-	-0-	-0-
ZB Company, Inc.	1999	-0-	-0-	-0-	-0-	-0-

(1)
Amounts shown represent car allowances for the Named Executive Officers and club dues of $5,826 for Mr. Blumenthal.

(2)
Amounts shown include our contributions under our Employee Stock Ownership Plan and our Employee Stock Purchase Plan, as applicable, for the listed executive officers as well as retention, severance and benefit payouts for Mr. Rosadino, Mr. Levin and Mr. Vellios paid in accordance with their employment agreements. Retention amounts were paid pursuant to a Zany Brainy, Inc. plan for which we became obligated in the Zany Brainy Acquisition and totaled $74,120 for Mr. Rosadino, $74,120 for Mr. Levin and $979,422 for Mr. Vellios.

(3)
For Fiscal 2001, the amount includes salary earned beginning September 3, 2001. The amounts shown include amounts paid to Mr. Welch by RightStart.com Inc. during the period it was our subsidiary. RightStart.com Inc. paid Mr. Welch an additional $25,000 during Fiscal 2000 when it was no longer our subsidiary. Mr. Welch was a managing director of KAIM, Inc., our largest shareholder, from 1993 through 2001 and received no compensation from us for serving as our Chief Executive Officer or President before September 3, 2001.

(4)
Mr. Springer became our Executive Vice President and Chief Financial Officer in August 2000. Beginning in July 2000, when our prior Chief Financial Officer terminated her employment with us, Mr. Springer provided executive services to us and we reimbursed RightStart.com Inc. for the value of such services. The salary shown includes amounts paid to Mr. Springer by RightStart.com Inc. while RightStart.com Inc. was our subsidiary and are not broken out to reflect the charges between us and RightStart.com Inc. for the value of Mr. Springer's services.

(5)
Mr. Rosadino began working for us on September 5, 2001 and was previously an employee of Zany Brainy, Inc.

(6)
Mr. Vellios began working for us on September 5, 2001 and terminated his employment on February 1, 2002.

(7)
Mr. Levin began working for us on September 5, 2001 and terminated his employment on November 16, 2001.

Directors' Fees

        All of our non-employee directors receive directors' fees of $3,000 per quarter. All of the members of the Board of Directors have elected, in lieu of such compensation, to receive options to purchase our common stock at the fair market value on the date the options are granted.

Option Grants in Fiscal 2001

        The following table provides certain information regarding stock options granted to the Named Executive Officers during Fiscal 2001.

OPTIONS GRANTED IN FISCAL 2001

					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term($)(3)
	Number of Common Shares Underlying Options Granted(1)	% of Total Options Granted to Employees in Fiscal 2000
Name			Exercise Price ($ per share)(2)	Expiration Date
					5%	10%
Jerry R. Welch(4)	1,503,887	35.4	2.60	8/10/11	2,458,996	6,231,577
Raymond P. Springer(4)	641,019	15.1	2.60	8/10/11	1,048,147	2,656,210
Marilyn Platfoot(5)	80,000	1.9	2.125	3/5/11	106,912	270,936
Marilyn Platfoot(6)	42,500	1.0	3.35	9/17/11	90,014	226,909
Ron Blumenthal(5)	50,000	0.7	2.125	3/5/11	66,820	169,335
Gene Rosadino(6)	100,000	2.4	4.50	10/31/11	283,003	717,184

(1)
We granted an aggregate of 4,247,406 shares during Fiscal 2001 under our 1991 Employee Stock Option Plan, 1995 Employee Stock Option Plan and our 2001 Employee Stock Incentive Plan.

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

(4)
Of all the options held by these individuals, 25% vested fully on September 5, 2001. The remainder of the newly granted options vest on the anniversary of the grant date evenly over three years. The option exercise price is $2.60, the closing price on August 10, 2001, which was the Friday before August 12, 2001, the date on which the grants were approved by our compensation committee.

(5)
Such options become exercisable and fully vested at the rate of 34% on the first anniversary of the grant date and 33% on each successive anniversary.

(6)
On and after the date that is one year from the grant date of such options, the options may be exercised for 25% of the total shares into which they are exercisable and, on and after the last day of each successive six-month period thereafter, such options may be exercised for an additional 12.5% of such shares, such that the options will be exercisable with respect to 100% of such shares on and after the date that is four years from the grant date.

Aggregate Option Exercises in Fiscal 2001 and Option Values at Fiscal Year End

        The following table provides certain information regarding the exercise of stock options to purchase our stock held by the Named Executive Officers during Fiscal 2001 and the number of options and the value of our options held as of the end of such fiscal year.

			Number of Securities Underlying Unexercised Options At Fiscal Year End(#)		Value of Unexercised In-The-Money Options At Fiscal Year End($)(1)
	Shares Acquired on Exercise (#)
Name		Value Realized ($)(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Jerry R. Welch	-0-	-0-	433,387	1,295,661	818,967	2,461,714
Raymond P. Springer	-0-	-0-	172,755	518,264	358,234	1,007,202
Marilyn Platfoot	-0-	-0-	77,500	122,500	92,500	238,875
Ronald J. Blumenthal	-0-	-0-	62,500	50,000	87,500	118,750
Gene Rosadino	-0-	-0-	-0-	100,000	-0-	-0-

(1)
On February 2, 2002 (the last day our common stock was traded in Fiscal 2001), the closing sale price of our common stock on the Nasdaq National Market System was $4.50 per share.

Employment Agreements

        We have agreed to enter into employment agreements with Messrs. Welch and Springer. These agreements have not yet been negotiated. In addition, Mr. Eugene Rosadino has an employment agreement with ZB Company, Inc. FAO Schwarz, Inc. has agreed to pay severance to Mr. Bud Johnson, Mr. David Niggli, Ms. Michelle Gershkovich, Mr. David Rogers, Ms. Nanette DiFalco, Mr. Chuck Santora and Mr. Tom Wheeland. Mr. Rosadino's employment agreement grants him a guarantee of a minimum annual salary equal to the last annual salary paid to him by Zany Brainy, Inc., benefits and retention bonuses under the Zany Brainy, Inc. severance plan which ZB Company, Inc. funded. In addition, if ZB Company, Inc., terminates Mr. Rosadino other than for death, incapacity or cause, Mr. Rosadino will receive an amount equal to his base annual salary, together, with continuation of benefits for 12 months. He will receive such amounts only if termination occurs prior to September 5, 2004. The severance agreements with FAO Schwarz, Inc.'s employees obligate FAO Schwarz, Inc. to pay severance benefits at the rate at which the covered employee's salary is paid for up to six months or one year after termination other than for death, disability or cause. ZB Company, Inc., in connection with the Zany Brainy Acquisition asset purchase agreement, is obligated to pay certain amounts to former officers of Zany Brainy, Inc., including payments on March 1, 2002 and September 1, 2002 to Mr. Vellios for an aggregate of $1,495,000.

Stock Compensation Programs

        We have three stock option plans, an employee stock option plan and an employee stock purchase plan.

2001 Employee Stock Incentive Plan

        Our Board of Directors adopted the 2001 Employee Stock Incentive Plan (the "2001 Stock Incentive Plan"), on November 1, 2001, in order to provide a means of encouraging certain of our officers and employees to obtain a proprietary interest in the enterprise and thereby create an additional incentive for such persons to further our growth and development. The information regarding the 2001 Stock Incentive Plan provided herein is qualified in its entirety by the full text of such plan, copies of which have been filed with the Securities and Exchange Commission. The 2001 Stock Incentive Plan was approved by our shareholders on March 26, 2002. The 2001 Stock Incentive Plan covers an aggregate of 2,146,583 shares of our common stock, bringing the total options that may be granted to employees to approximately 15% of the fully diluted shares after the recently issued securities. Options outstanding under this plan have terms set by the individual grant but not more than 10 years. Options to purchase 1,072,500 shares of common stock were authorized by the compensation committee of our Board of Directors on October 31, 2001 at an exercise price of $4.50 per share subject to adoption of the 2001 Stock Incentive Plan and shareholder approval thereof. At February 2, 2002, options exercisable for 1,074,083 shares were available for grant under the 2001 Stock Incentive Plan. As of the time of approval several employees had left our company reducing the number of options outstanding to 757,500 and increasing the shares available for grant to 1,389,083.

Corporate Change

        If while unexercised options remain outstanding under the 2001 Stock Incentive Plan (i) our company is not the surviving entity in any merger, consolidation or other reorganization (or survives only as a subsidiary of an entity other than an entity that was wholly-owned by us immediately prior to such merger, consolidation or other reorganization), (ii) our company sells, leases or exchanges or agrees to sell, lease or exchange all or substantially all of its assets to any other person or entity (other than an entity wholly-owned by us), (iii) our company is to be dissolved or (iv) our company is a party to any other corporate transaction that is not described in clauses (i), (ii) or (iii) of this sentence (each such event, a "Corporate Change"), then, except as otherwise provided in an option agreement (provided that such exceptions shall not apply in the case of a reincorporation merger) or as a result of our board's effectuation of one or more of the alternatives described below, there shall be no acceleration of the time at which any Option then outstanding may be exercised, and no later than ten days after the approval by our stockholders of such Corporate Change, our board must act to effect one or more of the following alternatives, which may vary among individual option holders and which may vary among options held by any individual option holder.

        (1)  accelerate the time at which some or all of the options then outstanding under the 2001 Stock Incentive Plan may be exercised so that such options may be exercised in full for a limited period of time on or before a specified date (before or after such Corporate Change) fixed by our board, after which specified date all such options that remain unexercised and all rights of holders thereunder will terminate;

        (2)  require the mandatory surrender to our company by all or selected holders of some or all of the then outstanding options under the 2001 Stock Incentive Plan held by such holders (irrespective of whether such options are then exercisable under the provisions of the 2001 Stock Incentive Plan or the option agreements evidencing such options) as of a date, before or after such Corporate Change, specified by our board, in which event our board will cancel such options and we will pay to each such holder an amount of cash per share equal to the excess, if any, of the per share price offered to our stockholders in connection with such Corporate Change over the exercise prices under such options for such shares;

        (3)  with respect to all or selected holders, have some or all of their then outstanding options (whether vested or unvested) assumed or have a new option substituted for some or all of their then outstanding options (whether vested or unvested) by an entity which is a party to the transaction resulting in such Corporate Change and which is then employing such holder or which is affiliated or associated with such holder in the same or a substantially similar manner as with us prior to the Corporate Change, or a parent or subsidiary of such entity, provided that (A) such assumption or substitution is on a basis where the excess of the aggregate fair market value of the shares subject to the option immediately after the assumption or substitution over the aggregate exercise price of such shares is equal to the excess of the aggregate fair market value of all shares subject to the option immediately before such assumption or substitution over the aggregate exercise price of such shares, and (B) the assumed rights under such existing option or the substituted rights under such new option as the case may be will have the same terms and conditions as the rights under the existing option assumed or substituted for, as the case may be;

        (4)  provide that the number and class or series of shares of our stock covered by an option (whether vested or unvested) theretofore granted be adjusted so that such option when exercised will cover the number and class or series of shares of stock or other securities or property (including, without limitation, cash) to which the holder would have been entitled pursuant to the terms of the agreement or plan relating to such Corporate Change if, immediately prior to such Corporate Change, the holder had been the holder of record of the number of shares of our stock then covered by such option; or

        (5)  make such adjustments to options then outstanding as our board deems appropriate to reflect such Corporate Change (provided, however, that our board may determine in its sole and absolute discretion that no such adjustment is necessary).

        In effecting one or more of alternatives (3), (4) or (5) above, and except as otherwise may be provided in an option agreement, our board, in its sole and absolute discretion and without the consent or approval of any holder, may accelerate the time at which some or all options then outstanding may be exercised.

        (d)  In the event of changes in our outstanding stock by reason of recapitalizations, reorganizations, mergers, consolidations, combinations, exchanges or other relevant changes in capitalization occurring after the date of the grant of any option under the 2001 Stock Incentive Plan and not otherwise provided for, any outstanding options and any agreements evidencing such options shall be subject to adjustment by our board in its sole and absolute discretion as to the number and price of shares of stock or other consideration subject to such options. In the event of any such change in our outstanding stock, the aggregate number of shares available under the 2001 Stock Incentive Plan may be appropriately adjusted by our board, whose determination shall be conclusive.

        (e)  After a merger of one or more corporations into us or after a consolidation of our company and one or more corporations in which our company shall be the surviving corporation, each holder shall be entitled to have his restricted stock appropriately adjusted based on the manner our stock was adjusted the terms of the agreement of merger or consolidation.

        Options we have issued to date provide that in the event of a Corporate Change, vesting of such options will accelerate on the date of the event resulting in a Corporate Change.

Purpose and Administration of the 2001 Stock Incentive Plan

        The 2001 Stock Incentive Plan is administered by our compensation committee, or, to the extent that it elects to do so, our full board of directors (the "Committee"). The 2001 Stock Incentive Plan is intended to advance our best interests by providing those persons, including employees, consultants, advisors, and directors, who have substantial responsibility for the management and growth of us and our subsidiaries, with additional incentive by increasing their proprietary interest in our success.

        The Committee may from time to time grant stock options, including incentive stock options intended to meet the requirements of section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or nonqualified stock options that are not intended to be incentive stock options, and restricted stock awards to individuals eligible to receive them. Incentive stock options, nonqualified stock options, and restricted stock awards granted under the 2001 Stock Incentive Plan are collectively referred to in this summary as "awards."

  Eligibility and Participation

        Key employees of our subsidiaries and us, as determined by the Committee from time to time, are eligible to receive incentive stock options. The individuals eligible to receive awards other than incentive stock options are those persons, including employees, consultants, advisors and directors, who have substantial responsibility for the management and growth of our subsidiaries and us, as determined by the Committee. As of the date hereof, our Named Executive Officers, other corporate and field employees and all of our non-employee directors are eligible to receive awards under the 2001 Stock Incentive Plan.

  Shares Subject to the 2001 Stock Incentive Plan

        An aggregate amount of 2,146,583 shares of our common stock is subject to the 2001 Stock Incentive Plan. Such shares may be treasury shares or authorized but unissued shares. If any outstanding award expires or terminates, the shares of common stock relating to the unexercised portion of the award may again be available for purposes of awards under the 2001 Stock Incentive Plan. The maximum number of shares of our common stock that may be awarded to any employee pursuant to a restricted stock award under the 2001 Stock Incentive Plan is 2,146,583. The maximum number of shares of our common stock subject to options that may be awarded to any employee under the 2001 Stock Incentive Plan during any calendar year is 2,000,000.

Issuance of Options and Restricted Stock Awards

  Option Price

        The exercise price may not be less than the fair market value of the shares of our common stock on the date the option is granted. In the case of any ten percent stockholder, the exercise price under an incentive stock option may not be less than 110 percent of the fair market value of our common stock on the date the incentive stock option is granted.

  Duration of Options

        Unless the option agreement specifies a shorter term, an option expires on the tenth anniversary of the date the option is granted. Unless the option agreement specifies a shorter term, in the case of an incentive stock option granted to a ten percent stockholder, the option expires on the fifth anniversary of the date the option is granted. Unless the option agreement specifies otherwise, an option will not continue to vest after the termination of the option holder's employment or affiliation relationship with our subsidiaries and us.

        Except as otherwise provided in an option agreement, (1) an option that has been granted to a person other than a non-employee director and that has been in effect for at least two years terminates on the earlier of the date of the expiration of the general term of the option or 90 days after the date of termination of the option holder's employment or affiliation relationship with us and our subsidiaries for any reason other than death, disability or retirement, and (2) an option that has been granted to a person other than a non-employee director and that has been in effect for less than two years terminates on the earlier of the date of the expiration of the general term of the option or 30 days after the date of termination of the option holder's employment or affiliation relationship with us and our subsidiaries for any reason other than death, disability or retirement

        Except as otherwise provided in an option agreement, an option that has been granted to a non-employee director terminates on the earlier of the date of the expiration of the general term of the option or 90 days after the non-employee director ceases being our director for any reason other than death or disability.

        Unless the option agreement specifies otherwise, if the employment or affiliation relationship between us and our subsidiaries and an option holder terminates due to death before the date of expiration of the general term of the option, the option will terminate on the earlier of the date of expiration of the general term of the option or the 180 days after the option holder's death.

        With respect to an option granted to a person other than a non-employee director, unless the option agreement specifies otherwise, if the employment or affiliation relationship between us and our subsidiaries and the option holder terminates due to disability before the date of the expiration of the general term of the option, the option shall terminate on the earlier of the expiration of the general term of the option or 90 days after the termination of the option holder's employment or affiliation relationship due to disability.

        If a non-employee director's affiliation relationship with us or our subsidiary is terminated as a result of disability, an option may be exercised for a period of 180 days after the non-employee director ceases being our director or until the expiration of the option period, if sooner, to the extent the option could have been exercised by the option holder on the date the individual ceased being our director.

        Unless the option agreement specifies otherwise, if the option holder is an employee of us or our subsidiary and the employee retires (as defined in the 2001 Stock Incentive Plan), the option terminates on the earlier of the expiration of the general term of the option or one day less than three months after the date of the option holder's retirement.

Exercise of Options

        An option may be exercised at the time, in the manner, and subject to the conditions the Committee specifies in the option agreement in its sole discretion. No option holder will have any rights as a stockholder with respect to our common stock covered by the option until the date a certificate is issued for such common stock.

Restricted Stock Awards

        Restricted stock awards under the 2001 Stock Incentive Plan give the recipient shares of our common stock, subject to vesting requirements and other transferability restrictions that the Committee determines in its sole discretion. Recipients of restricted stock awards under the 2001 Stock Incentive Plan will be the record owners of the shares of our common stock on the date of grant, but may forfeit their ownership of those shares if they terminate their employment or affiliation relationship with us and our subsidiaries before vesting requirements are met.

Non-Transferability

        Awards will generally not be transferable by the holder other than by will or under the laws of descent and distribution, and will be exercisable, during the holder's lifetime, only by the holder.

1991 Employee Stock Option Plan

        The 1991 Stock Option Plan, as amended through the date hereof, covers an aggregate of 3,853,417 shares of our common stock. Options outstanding under this plan have terms ranging from five to ten years (depending on the terms of the individual grant). The information regarding the 1991 Stock Option Plan provided herein is qualified in its entirety by the full text of such plan, copies of which have been filed with the Securities and Exchange Commission. Our shareholders approved an amendment of the plan size from 1,050,000 to 2,300,000 at our most recent annual meeting. On March 5, 2001, options to purchase 522,500 shares of our common stock were issued, on March 16, 2001, options to purchase 70,000 shares were issued, on August 12, 2001, options to purchase 2,544,876 shares of our common stock were issued and on September 17, 2001, options to purchase 42,500 shares of our common stock were issued. At February 2, 2002, options outstanding under the 1991 Stock Option Plan were exercisable for 1,034,742 shares and no shares were available for future grant.

        The 1991 Stock Option Plan provides for the granting to our officers and other key employees, including directors employed by us, and the officers and key employees of any parent or subsidiary of ours, including directors, employed by any parent or subsidiary of ours, incentive stock options within the meaning of section 422 of the Internal Revenue Code of 1986, as amended, and for the granting to officers, key employees, consultants (even if not employed by us), and directors employed by us or any parent or subsidiary of ours, of nonstatutory stock options. If an optionee would have the right in any calendar year to exercise for the first time incentive stock options for shares having an aggregate fair market value (under all of our plans and determined for each share as of the date the option to purchase the shares was granted) in excess of $100,000, any such excess options will be treated as nonstatutory stock options.

        The 1991 Stock Option Plan may be administered by our board of directors or a committee of our board of directors. The administrator determines the terms of options granted under the 1991 Stock Option Plan, including the number of shares subject to an option, the exercise price, and the term and exercisability of options. The administrator may also amend the terms of options granted under the 1991 Stock Option Plan (with the consent of the holder), including accelerating the date on which the options become exercisable. The exercise price of all stock options granted under the 1991 Stock Option Plan generally must be at least equal to the fair market value of our common stock on the date of grant. Payment of the exercise price of options may be made in cash, by check, by the optionee's promissory note with terms approved by the administrator, other shares of our common stock, cancellation of indebtedness, through broker assisted cashless exercises, through margin loans or as determined by the administrator.

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

        The 1991 Stock Option Plan terminated in October 2001. Options granted before expiration of the plan will be unaffected by its expiration. Our board of directors has the authority to amend, modify, suspend or terminate the 1991 Stock Option Plan as long as such action does not affect or impair any rights or obligations of the holders of any outstanding options and provided that shareholder approval for any amendment or modification to the 1991 Stock Option Plan must be obtained to the extent and degree required.

1995 Non-Employee Directors Option Plan

        In October 1995, we adopted the 1995 Non-Employee Directors Option Plan (the "1995 Stock Option Plan"). The 1995 Stock Option Plan, as amended through the date hereof, covered an aggregate of 275,000 shares of common stock. The information regarding the 1995 Stock Option Plan provided herein is qualified in its entirety by the full text of such plan, copies of which have been filed with the Securities and Exchange Commission. The 1995 Stock Option Plan provides for the annual issuance on the date of the annual meeting, to each non-employee director, of options to purchase 1,500 shares of common stock. In addition, each director is entitled to make an election to receive, in lieu of directors' fees, additional options to purchase common stock. Options outstanding under this plan have terms ranging from five to ten years (depending on the terms of the individual grant). The amount of additional options is determined based on an independent valuation such that the value of the options issued is equivalent to the fees that the director would be otherwise entitled to receive. Options issued under this plan vest on the anniversary date of their grant and upon termination of membership on our board of directors. We increased the size of the 1995 Stock Option Plan to 375,000 shares and now have options to purchase a total of 301,984 shares outstanding under the 1995 Stock Option Plan. At February 2, 2002, options exercisable for 65,643 shares were available for future grant under the 1995 Stock Option Plan.

        The 1995 Stock Option Plan provides for the granting to our directors who have not been our employees or directors of any of our subsidiaries, who have not been employees of those subsidiaries for at least one year before becoming a director, options that are not intended to qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended. Our compensation committee administers the 1995 Stock Option Plan.

        The exercise price for each option granted under the 1995 Stock Option Plan is the fair market value of the common stock underlying that option on the first trading day preceding its grant. Payment of the purchase price of options may be made in cash, by certified cashier's check, bank draft or money order, by delivery of our common stock owned by the optionee for at least six months (if our compensation committee and applicable law permit) or as determined by our compensation committee. Options granted under the 1995 Stock Option Plan are generally nontransferable.

        Upon a merger, reorganization or other business combination in which we are the surviving corporation, optionees will be entitled to receive substitute stock options on terms and conditions that substantially preserve the value, rights and benefits of the affected option unless we elect to pay all optionees the difference between the fair market value of the options and their exercise price. If we are not the surviving corporation and do not elect to pay all optionees the difference between the fair market value of the options and their exercise price, each optionee will receive substitute options in the surviving or resulting corporation on such terms and conditions as preserve the value, rights and benefits of the affected options. Upon the occurrence of certain acquisitions of more than 50% of our common stock, approval by our shareholders of certain reorganizations, mergers, consolidations or approval by our shareholders of our liquidation or substantial dissolution, or the sale of all or substantially all of our assets (other than to a wholly-owned subsidiary), all options held by directors at such time become fully vested and exercisable. Within 10 days after such a change of control involving the acquisition of our stock, optionees may require us to purchase their options for the difference between fair market value and the exercise price.

        Unless terminated earlier, the 1995 Stock Option Plan will terminate in October 2005. Options granted before expiration of the plan will be unaffected by its expiration. Our compensation committee has the authority to amend or revise the 1995 Stock Option Plan so long as such action does not alter or impair rights or obligations of any outstanding option. Terms related to amount, price and timing of annual grants and deferral rights under the 1995 Stock Option Plan may not, however, be amended more than once in any six-month period except to comply with the Internal Revenue Code of 1986, as amended, the Employee Retirement Income Security Act of 1974, as amended, or the rules promulgated thereunder. In addition, shareholder approval is required to increase the maximum number of shares that may be granted under the plan, change the minimum exercise price, increase the maximum term under the plan for any option, materially modify the plan's eligibility requirements, change the term of the plan or materially increase the benefits accruing to plan participants.

Federal Income Tax Consequences

Incentive Stock Options

        Except for the possible application of alternative minimum taxes, the federal income tax consequences associated with the exercise of an incentive stock option and the sale of shares of our common stock acquired upon the exercise of the option are the same as if shares of common stock of any unrelated corporation were bought and sold by an investor. However, the common stock acquired upon exercise of an incentive stock option must be held for certain periods discussed below. Incentive stock options must be exercised within certain time periods discussed below to qualify for this favorable tax treatment.

        The grant of an incentive stock option under the Plan does not result in any federal income tax consequences. Unless subject to alternative minimum taxes in the year an incentive stock option is exercised, the option holder's exercise does not result in any income tax consequences so long as the incentive stock option is exercised (1) during the option holder's employment with us or our subsidiary, (2) within one day less than three months after the termination of the option holder's employment with us and our subsidiaries, or (3) within the special exercise period that applies in the event of death or disability.

        The difference between the fair market value, on the date of exercise, of the common stock purchased under an incentive stock option and the price paid to buy our common stock generally must be included in the option holder's alternative minimum taxable income.

        If shares of our common stock acquired pursuant to the exercise of an incentive stock option are sold after the expiration of both (1) two years from the date of grant of the incentive stock option and (2) one year after the transfer of the shares to the option holder (the "Waiting Period"), the option holder will generally recognize long-term capital gain or loss on the sale.

        If incentive stock option shares are disposed of prior to the expiration of the Waiting Period (an "Early Disposition") the option holder will recognize ordinary income in the year of sale in an amount equal to the excess, if any, of (1) the lesser of (a) the fair market value of the shares as of the date of exercise or (b) the amount realized on the sale, over (2) the option price. Any additional amount realized on an Early Disposition should be treated as capital gain, short or long term, depending on the holding period for the shares of our common stock. If the shares of common stock are sold for less than the option price, the option holder will not recognize any ordinary income but will recognize a capital loss, short or long term, depending on the holding period.

        We will not be entitled to a deduction as a result of the grant of an incentive stock option, the exercise of an incentive stock option or the sale of incentive stock option shares after the Waiting Period. If incentive stock option shares are disposed of in an Early Disposition, we or our subsidiary will be entitled to deduct the amount of ordinary income recognized by the option holder.

Nonqualified Stock Options

        The grant of nonqualified stock options under the 1995 Stock Option Plan will not result in the recognition of any taxable income by the option holder. The option holder will recognize ordinary income on the date of exercise of the nonqualified stock option equal to the difference between (1) the fair market value on the date of exercise and (2) the exercise price. The tax basis of these shares of common stock for the purpose of a subsequent sale includes the option price paid and the ordinary income reported on exercise of the nonqualified stock option. The income reportable on exercise of the nonqualified stock option is subject to federal tax withholding. We, or our subsidiary, will generally be entitled to a deduction in the amount reportable as income by the option holder on the exercise of a nonqualified stock option.

Restricted Stock Awards

        A recipient of restricted stock under the Plan will not realize taxable income at the time of grant, and neither we nor our subsidiary will be entitled to a deduction at that time, assuming that the restrictions constitute a substantial risk of forfeiture for federal income tax purposes. Upon expiration of the forfeiture restrictions, the recipient will realize ordinary income in an amount equal to the excess of the fair market value of the shares at such time over the amount, if any, paid for such shares, and neither we nor our subsidiary will be entitled to a corresponding deduction. Dividends paid during the period that the forfeiture restrictions apply will also be treated as compensation income to the recipient and deductible as such by our subsidiary or us.

        A recipient of restricted stock may, however, elect, with our approval, to be taxed at the time of grant of the restricted stock based on the fair market value of the shares on the date of the grant. If this election is made, (1) we or our subsidiary will be entitled to a deduction at the time of grant of the restricted stock based on the fair market value of the shares on the date of the grant, (2) dividends paid during the period the forfeiture restrictions apply will be taxable as dividends and will not be deductible by us or our subsidiary, and (3) there will be no further federal income tax consequences when the forfeiture restrictions lapse.

Compensation Deduction Limitation

        Under section 162(m) of the Code, our federal income tax deduction for certain compensation paid to designated executives is limited to $1 million per year. These executives include our Chief Executive Officer and our next four highest compensated officers. Section 162(m) of the Code provides an exception to this deduction for certain "performance based" compensation approved by a committee consisting solely of at least two "outside directors". The Plan is generally designed to satisfy the requirements of section 162(m) of the Code with respect to stock options granted under the Plan.

Company Employee Stock Purchase Plan

        We match employees' contributions to our Employee Stock Purchase Plan at a rate of 50%. Our contributions amounted to $8,000, $13,000 and $12,000, in Fiscal 2001, Fiscal 2000 and Fiscal 1999, respectively. We are no longer accepting contributions to this plan.

Company Employee Stock Ownership Plan

        Our Employee Stock Ownership Plan is funded exclusively by discretionary contributions determined by the Board of Directors. No contributions were authorized for Fiscal 2001, Fiscal 2000 or Fiscal 1999. We are in the process of terminating the Employee Stock Ownership Plan.

Compensation Committees Interlocks and Insider Participation

        Richard Kayne and Fred Kayne, each directors of the Company, are each members of our Compensation Committee. Messrs. Kayne have participated in transactions requiring disclosure under the section "Certain Relationships and Related Transactions."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL SHAREHOLDERS AND MANAGEMENT

        The following table sets forth certain information, as of May 1, 2002, with respect to all those known by us to be the beneficial owners of more than 5% of our outstanding common stock, each director who owns shares of common stock, each Name Executive Officer, and all our directors and executive officers as a group.

Name and Address of Owner(1)	Amount and Nature of Beneficial Ownership Common Stock	% of Class
Richard A. Kayne(2)	8,177,058	26.7%
Kayne Anderson Investment Management, Inc. 1800 Avenue of the Stars Second Floor Los Angeles, CA 90067
Fred Kayne(3)	2,183,755	7.1
Fortune Fashions 6501 Flotilla Street Commerce, CA 90040
Athanor Holdings, LLC(4)	11,761,409	34.7
9130 Sunset Blvd. Los Angeles, CA 90069
KBB Retail Assets Corp. (fka F.A.O. Schwarz) and Quality Fulfillment Services, Inc.(5)	5,000,000	16.4
c/o Royal Vendex KBB N.V. De Klencke 6, NL-1083 Postbus 7997, 1008 AD Amsterdam, The Netherlands
Marilyn Platfoot(6)	98,296	*
26610 Agoura Road, Suite 250 Calabasas, CA 91302
Andrew Feshbach(7)	44,772	*
Big Dog Sportswear 121 Gray Avenue, Suite 300 Santa Barbara, CA 93101
Robert R. Hollman(7)	37,389	*
Hollman Property Company 1801 Avenue of the Stars Suite 444 Los Angeles, CA 90067
Jerry R. Welch(7,8)	431,887	1.4
26610 Agoura Road, Suite 250 Calabasas, CA 91302
Howard M. Zelikow(7,9)	97,141	*
Kayne Anderson Investment Management, Inc. 1800 Avenue of the Stars Second Floor Los Angeles, CA 90067

Ronald J. Blumenthal(10)	75,958	*
26610 Agoura Road, Suite 250 Calabasas, CA 91302
Jill Higgins(11)	81,722	*
10153 1/2 Riverside Drive #598 Toluca Lake, CA 91602
Raymond P. Springer(12)	172,773	*
26610 Agoura Road, Suite 250 Calabasas, CA 91302
All executive officers and directors as a group (ten persons)(15)	11,060,586	31.5

*
Less than one percent.

(1)
Except as otherwise noted below, the persons named in the table have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable.

(2)
The 8,177,058 shares include (i) 1,088,160 shares held directly by Mr. Richard Kayne (including 44,772 shares which may be acquired within 60 days upon exercise of options and 54,000 shares which may be acquired upon exercise of Warrants issued in connection with the Series D Preferred Stock) and (ii) 7,088,898 shares held in accounts managed by Kayne Anderson Capital Advisors, L.P. ("KA Capital"), a registered investment advisor. Mr. Richard Kayne has sole voting and dispositive power over the shares he holds directly. He has shared voting and dispositive power along with Kayne Anderson Investment Management, Inc. ("KAIM, Inc."), the general partner of KA Capital, over the remaining shares. Mr. Kayne is the President, Chief Executive Officer and a Director of KAIM, Inc., and the principal stockholder of its parent company. The shares held by managed accounts of KA Capital include the following shares held by investment funds for which KA Capital serves as general partner or manager: 1,514,582 shares held by Kayne, Anderson Non-Traditional Investments, L.P.; 2,395,618 shares held by ARBCO Associates, L.P.; 1,954,102 shares held by Kayne Anderson Diversified Capital Partners, L.P. and 1,224,596 shares managed in other accounts. KA Capital disclaims beneficial ownership of the shares reported, except those shares attributable to it by virtue of its general partner interests in the limited partnerships holding such shares. Mr. Richard Kayne disclaims beneficial ownership of the shares reported, except those shares held by him directly or attributable to him by virtue of his limited and general partner interests in such limited partnerships and by virtue of his indirect interest through the interest of KAIM, Inc. in such limited partnerships. The foregoing is based on information provided by Mr. Richard Kayne and KA Capital. Mr. Kayne is one of our directors.

(3)
Of the 2,183,755 shares beneficially owned, 1,671,115 shares are held directly by Mr. Fred Kayne (including 44,772 shares which may be acquired within 60 days upon exercise of options). Fortune Twenty-Fifth, Inc., a corporation of which Mr. Fred Kayne is the sole stockholder, acquired 432,640 shares of our common stock upon conversion of Series D Convertible Preferred Stock (including dividends paid-in-kind) and may acquire 80,000 shares upon exercise of warrants issued in connection with the issuance of the Series D Convertible Preferred Stock. The foregoing is based on information provided by Mr. Fred Kayne in his 13D/A filed September 21, 2001, as adjusted for certain options and warrants. Mr. Kayne is one of our directors.

(4)
The foregoing is based on information provided by Athanor Holdings, LLC in its 13D filed September 18, 2001. Athanor has a contractual agreement with other shareholders under which such shareholders agree to vote for three nominees of Athanor to our board of directors.

(5)
The foregoing is based on information provided by Royal Vendex KBB N.V. in its 13G filed January 17, 2002.

(6)
Includes currently exercisable options to purchase 97,500 shares of common stock and 796 and 203 vested shares held by our Employee Stock Purchase Plan and Employee Stock Ownership Plan, respectively, for the benefit of Ms. Platfoot. Ms. Platfoot is one of our executive officers.

(7)
Consists of currently exercisable options to purchase common stock and shares held directly, if any. Messrs. Welch, Holman, Zelikow and Mr. Feshbach serve on our board of directors.

(8)
On September 5, 2001, Mr. Welch became vested with the right to exercise options for a total of 431,887 shares of our common stock. Mr. Welch is our President and Chief Executive Officer.

(9)
Mr. Zelikow is an officer and Managing Director of KAIM, Inc.; however, he disclaims beneficial ownership with respect to shares held by KAIM, Inc. or any of its affiliates. Mr. Zelikow is one of our directors.

(10)
Includes currently exercisable stock options to purchase 75,918 shares of common stock and 958 vested shares held by our

  Employee Stock Ownership Plan for the benefit of Mr. Blumenthal.

(11)
Includes 10,000 shares which may be acquired upon exercise of warrants issued in connection with the Series D Preferred Stock. Ms. Higgins is one of our directors.

(12)
On September 5, 2001, Mr. Springer became vested with the right to exercise options for a total of 172,773 shares of our common stock. Mr. Springer is our Chief Financial Officer and Executive Vice President.

(13)
Includes options and common stock beneficially owned by executive officers and directors.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The Athanor Holdings, LLC investment agreement with us required that we acquire from Targoff-RS, LLC the assets it acquired in the foreclosure on RightStart.com Inc. by RightStart.com Inc.'s senior secured lenders, including the online and catalog businesses conducted under the Right Start brand. We purchased Targoff-RS, LLC and its debt (held in part by Mr. Fred Kayne, Mr. Richard Kayne and affiliates of KAIM, Inc.) at a price of $4.0 million through the issuance of 1,800 shares of the Series F Preferred Stock. The Series F Preferred Stock was converted into 1.8 million shares of our common stock at an imputed price of approximately $2.22 per share on March 26, 2002. Messrs. Kayne are Directors of the Company. Mr. Richard Kayne is the President, Chief Executive Officer and a Director of KAIM, Inc., and the principal stockholder of its parent company.

        We also sold 2,200 shares of our Series G Preferred Stock for $5.5 million in cash to Mr. Fred Kayne and affiliates of KAIM, Inc., which shares were converted into 2.2 million shares of our common stock at an imputed price of approximately $2.50 per share on March 26, 2002.

        KAIM, Inc. has provided certain management services to us and charged us for such services. An annual management fee of $75,000 was paid to KAIM, Inc. for Fiscal 2001. As of August 2001, KAIM no longer provides us with management services.

        In November 2002, KAIM, Inc. investment affiliates provided Wells Fargo Retail Finance, LLC, as agent, with a $5 million letter of credit on behalf of ZB Company, Inc. In consideration for providing the letter of credit, we issued to Mr. Fred Kayne and affiliates of KAIM, Inc. five year warrants to purchase 100,000 shares of our common stock at a price of $3.50 per share. Wells Fargo Retail Finance, LLC returned the letter of credit in early January 2002 in accordance with its terms.

        In April 2002, KAIM, Inc. affiliates purchased a $2 million participation in the special term subline portion of the our Amended and Restated Loan and Security Agreement dated April 30, 2002 with Wells Fargo Retail Finance, LLC.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 10-K

Note 15 to the Index to Exhibits in Item 14(a)(3) is amended to read as follows:

(15)
Previously filed as an Exhibit to FAO, Inc.'s (fka The Right Start, Inc.) Current Report on Form 8-K dated May 1, 2002 as amended by FAO, Inc.'s Current Report on Form 8-K/A dated May 6, 2002.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

F.A.O., INC. (Registrant)

Dated: May 5, 2002	/s/ JERRY R. WELCH Jerry R. Welch Chief Executive Officer and President

QuickLinks

FORM 10-K/A
  EXPLANATORY NOTE
PART I
EXECUTIVE OFFICERS
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
ITEM 11. EXECUTIVE COMPENSATION
EXECUTIVE COMPENSATION AND OTHER INFORMATION
Summary Compensation Table
OPTIONS GRANTED IN FISCAL 2001
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
PRINCIPAL SHAREHOLDERS AND MANAGEMENT
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 10-K
SIGNATURES