Form 10-K/A
period 2002-02-02
FAO INC
filed 2002-05-28
CIK 878720

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A2

        FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended February 2, 2002.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                              to                             .

Commission file number 0-19536

F.A.O., INC.
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	95-3971414 (I.R.S. Employer Identification No.)
2520 Renaissance Boulevard King of Prussia, PA (Address of principal executive offices)	19406 (Zip code)

(610) 292-6600
Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, no par value

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        As of May 24, 2002, approximately 11,781,516 shares of the Registrant's Common Stock held by persons who are not officers, directors or 10% holders were outstanding and the aggregate market value of such shares was approximately $80,703,385. These figures exclude shares held by certain stockholders who may not be affiliates and who disclaim affiliate status.

        As of May 24, 2002 there were outstanding 34,981,004 shares of Common Stock, no par value, with no treasury stock.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

        We expect to reincorporate in Delaware when we are able to obtain all necessary consents.

EXECUTIVE OFFICERS OF THE REGISTRANT

        Our executive officers are as follows:

Name	Age	Position	Executive Officer Since
Jerry R. Welch	51	President and Chief Executive Officer	1996
Raymond P. Springer	51	Executive Vice President and Chief Financial Officer	2000
Marilyn Platfoot	47	Executive Vice President, Retail Stores	1996
Gene Rosadino	43	Executive Vice President, Inventory Management	2001
Bud Johnson	55	Chief Executive Officer, FAO Schwarz, Inc.	2002
Kendrick F. Royer	38	Senior Vice President, Secretary and General Counsel	2000

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

        KENDRICK F. ROYER has served as our Senior Vice President and General Counsel since September 2001 and from December 2000 to April 2001 and has served as our Secretary at various times during such periods. He served as Senior Vice President and General Counsel for U.S. Bancorp—Libra during the period from April 2001 through June 2001. From November 1995 to December 1999, Mr. Royer was an associate at the law firm of Milbank, Tweed, Hadley & McCloy LLP in Los Angeles California, practicing general corporate, securities and mergers and acquisitions law. From November 1991 to September 1995, Mr. Royer was an associate at the law firm of O'Melveny & Myers LLP in Los Angeles, California.

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

	Fiscal 2000		Fiscal 1999
Retail Net Sales	$44,201,000	100.00%	$38,043,000	100.00%
Cost of goods sold	22,128,000	50.06%	18,878,000	49.62%

Gross Profit	22,073,000	49.94%	19,165,000	50.38%
Operating expense	17,121,000	38.73%	14,418,000	37.90%
Marketing and advertising costs	824,000	1.86%	830,000	2.18%
General and administrative expenses	4,017,000	9.09%	3,310,000	8.70%
Non-cash compensation expense	93,000	0.21%	1,794,000	4.72%
Depreciation and amortization expense	2,184,000	4.94%	1,672,000	4.40%
Store closing (income) expense	401,000	0.91%	151,000	0.40%
Pre-opening costs	456,000	1.03%	323,000	0.85%

Operating loss	(3,023,000)	-6.83%	(3,333,000)	-8.78%

Loss on investment in RightStart.com Inc.	3,406,000	7.71%	—	0.00%
Interest expense	1,197,000	2.71%	465,000	1.22%

Loss before income taxes	(7,626,000)	-17.25%	(3,798,000)	-9.98%
Tax provision	78,000	0.18%	68,000	0.18%
Net loss	$(7,704,000)	-17.43%	$(3,866,000)	-10.16%

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

	2002		2003	2004	2005		2006		Thereafter		Total
	($ in 000's)
Revolving Credit Agreement	$		$42,416	$11,056	$		$		$		$53,472
Mandatorily Redeemable Preferred Stock		2,910									2,910
Acquisition Obligations		5,000									5,000
Equipment Note		959	959	544							2,462
Subsidiary Subordinated Note*			3,146	4,646		9,460					17,252
Junior Convertible Note				4,900							4, 900
Advertising Commitment		750									750
Severance Obligations		900									900
Lease Obligations		51,654	51,536	50,446		46,354		42,323		139,594	381,907

		$62,173	$98,057	$71,592		$55,814		$42,323		$139,594	$469,553

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

        In May 2002, we issued 4.5 million shares of our common stock for $27.0 million to several private investors. We plan to use the proceeds of the private placement to repay our Consolidated Credit Facility and to use the increased availability thereunder to fund capital expenditures and for other general corporate purposes. The holders of the Subsidiary Subordinated Notes waived their right to have us repay such notes with the proceeds of the private placement.

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

        We acquired substantially all of the assets of Zany Brainy, Inc. and its affiliates (collectively, "Zany Brainy") on September 5, 2001, including 169 retail stores in 34 states, through a sale of assets and assignment of liabilities pursuant to sections 363 and 365 of the U.S. Bankruptcy Code (the "Zany Brainy Acquisition"). The Zany Brainy business is significantly larger than our business was prior to the Zany Brainy Acquisition. Operating results in these new Zany Brainy stores are expected to depend to a significant extent on our sales during the months of November and December.

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

        We entered into an Amended and Restated Loan and Security Agreement with the Bank as of April 30, 2002, which combined the credit facilities we previously maintained separately for ZB Company, Inc., and for ourselves and FAO Schwarz, Inc. (the "Consolidated Credit Facility"). Our operating subsidiaries, FAO Schwarz, Inc. and ZB Company, Inc., are also borrowers under the Consolidated Credit Facility, which consists of a standard revolving line of up to $115 million and an additional special term subline of up to $12 million. The borrowers' obligations are secured by liens on substantially all of their assets with certain exceptions for liens granted to other parties. A portion of the proceeds from the Consolidated Credit Facility was used to retire amounts due under our former credit facility and the credit facility maintained by ZB Company, Inc., and the remaining portion is available for general corporate purposes in accordance with our operating budget that has been approved by the Bank (the "Budget"). As of May 1, 2002, we had approximately $77.5 outstanding under the Consolidated Credit Facility and aggregate availability of approximately $13.3 million. The Consolidated Credit Facility limits capital expenditures to amounts approved by the Bank. We are required to have net earnings (excluding extraordinary non-cash gain or loss) before interest, income taxes, depreciation and amortization at least equal to 70% of amounts projected in our Budget on a rolling twelve month basis tested monthly beginning December 2002 (with December 2002 and January 2003 measured on a year-to-date basis). We must maintain a minimum availability under the standard revolving line of not less than $5 million through November 30, 2002 and during the calendar months of July through November thereafter and $7.5 million during the calendar months of January through June and December. We also must maintain a cost value of inventory that is within 15% of our Budget at all times. After December 31, 2002, if the special term subline remains outstanding, we must maintain a ratio of inventory receipts to costs of goods sold of not less than 0.30:1.00 from January through May, 0.70:1.00 in June, 1.25:1.00 in August and September, 1.35:1.00 in October, 1.00:1.00 in November and 0.50:1.00 in December. In addition, after December 31, 2002, if the special term line remains outstanding our maximum effective advance rate tested at the end of each calendar month (or, in the case of December, on December 24) is limited to 50% of the value of eligible inventory from January through March, 65% from April through July, 70% from August through November and 35% for December. As of May 1, 2002, our effective advance rate was 64.1%. Finally, for so long at the special term subline remains outstanding, the aggregate of all advances under the Consolidated Credit Facility, the special term subline amount and certain letters of credit may not exceed 100% of the NRLV of our eligible inventory through October 31, 2002, 95% from November 2002 through December 2002 and 90% thereafter. As of May 1, 2002 the aggregate of such amounts was equal to 87.5% of the NRLV of our eligible inventory. The special term subline may be terminated and replaced without cost other than payment of fees that have been earned in advance thereunder. We intend to replace the special term subline on or before December 21, 2002 through the proceeds of a debt or equity offering, though we cannot assure you that we will be able to do so. We are currently in compliance with all covenants under the Consolidated Credit Facility. In the past we have occasionally failed to comply with certain covenants in our credit facilities with the Bank. While the Bank has always granted waivers or amended the relevant facility in connection with our noncompliance, we cannot assure you that it would do so in the future.

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

        We expect that our available funds will be sufficient to meet our working capital and capital expenditure needs for the next 12 months. After that, we may need to raise additional funds, and we cannot be certain that we will be able to obtain additional financing on favorable terms or at all. If we cannot raise additional capital on acceptable terms, we may not be able to:

  •
  purchase needed inventory;

  •
  open Right Start boutiques within Zany Brainy stores or open new stores;

  •
  enhance our infrastructure;

  •
  hire, train and retain employees;

  •
  keep up with technological advances;

  •
  respond to competitive pressures or unanticipated requirements; or

  •
  pursue acquisition opportunities.

        We raised additional capital in order to accomplish the Zany Brainy Acquisition. The capital raised, together with the equity issued to accomplish the FAO Acquisition, diluted our existing shareholders' ownership position in the Company. We issued securities that converted or are convertible into a total of approximately 20.8 million shares of our common stock, or approximately 54% of the total number of our outstanding shares (assuming conversion of those convertible securities). If we raise additional capital in the future our existing shareholder's ownership interest may again be diluted. We cannot assure you that the use to which we put any additional capital raised will increase the value of the Company proportionately to the amount of dilution a shareholder experiences in such a transaction. If such an increase does not occur, the value of such shareholder's ownership position may decrease.

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

  Our retail expansion strategy exposes us to risks of growth.

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

        Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock and could make it more difficult for us to raise funds through future offerings of common stock. The securities covered by our recently filed registration statement on Form S-3 constitute approximately 6.4 million shares of our common stock (of which 2.90 million shares are immediately available for resale). Holders, directly or through conversion rights, of approximately 26.8 million shares of our common stock, or approximately 70% of our outstanding shares have rights to have their shares registered for resale that they have not yet exercised. Approximately 11.8 million shares of our outstanding common stock are not held by officers, directors or 10% holders.

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

        In addition, we enter into licensing agreements from time to time with respect to the intellectual property of others that give us the right to use this intellectual property in the marketing of our products. These licenses last from one to five years and may or may not be exclusive to us. We cannot assure you that these licenses will be renewed, and failure to renew them could adversely affect our sales and results of operations.

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

        We were sued by Oxygen Media, LLC to recover the alleged value of cable television and internet media time allegedly provided or to be provided to us and our affiliate RightStart.com Inc. The basis for the claim is a term sheet that Oxygen admits was non-binding and the actual provision of services under written orders. Oxygen asserts that we and RightStart.com Inc. breached an express contractual obligation to negotiate in good faith to reach an agreement that would have provided Oxygen with cash and in-kind marketing services equal to $13 million. Oxygen asserts, in the alternative, that we and RightStart.com Inc. owe Oxygen $720,000 under an implied-in-fact contract or for services provided. We believe that the breach of contract claims are without merit as to it and that the specific allegations needed to support the claims are false. Furthermore, we believe that the value of services provided to Oxygen exceeds the value of the services provided by Oxygen. We filed a counter-claim to recover the excess value of the services provided to Oxygen. We have also filed a motion to dismiss the complaint in the New York Supreme Court on the basis that the term sheet was non-binding by its terms, as admitted by Oxygen, and therefore may not be enforced under New York law. A hearing was held on January 14, 2002 and on May 6, 2002 the Court granted our motion to dismiss Oxygen's $13 million claim. We are unable to predict whether Oxygen will appeal this ruling or the outcome of any such appeal.

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
			Mr. Kayne is the Chairman of the Board. Mr. Kayne has been Chairman of the Board of Big Dog Holdings, Inc. since 1992 when he co-founded the company with Mr. Feshbach. Mr. Kayne has been President and Chairman of the Board of Fortune Fashions, since he co-founded in the company in 1991 with Mr. Feshbach. Mr. Kayne has been a director of Westminster Capital, Inc. since 2001. Mr. Kayne has been President and Chairman of Fortune Financial, a private merchant banking firm, since he founded it in 1986. Mr. Kayne was a partner of Bear, Stearns & Co. Inc. until its initial public offering in 1985, after which time he was a Managing Director and a member of the Board of Directors of Bear, Stearns & Co. Inc. until he resigned in 1986. Fred Kayne and Richard A. Kayne are brothers.
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

        Our directors serve until their successors are elected and duly qualified at our next Annual Meeting of Shareholders, which is expected to be held on July 10, 2002.

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

Summary Compensation Table

		Annual Compensation			Long Term Compensation
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Other Annual Compensation(1)	Securities Underlying Options(#)	Other Compensation(2)
Jerry R. Welch(3)	2001	215,769	-0-	-0-	1,503,887	3,293
of Chairman the Board, President	2000	75,000	-0-	-0-	-0-	-0-
and Chief Executive Officer	1999	31,000	-0-	-0-	-0-	-0-
Raymond P. Springer(4)	2001	250,588	-0-	10,107	641,019	2,384
Executive Vice President and	2000	250,000	-0-	7,800	50,000	-0-
Chief Financial Officer	1999	38,000	-0-	1,300	-0-	-0-
Marilyn Platfoot	2001	198,000	-0-	9,230	122,500	1,.941
Executive Vice President	2000	176,000	-0-	7,800	-0-	325
-Retail	1999	160,000	-0-	7,800	-0-	313
Ronald J. Blumenthal	2001	163,307	-0-	15,056	50,000	1,261
Senior Vice President-Real	2000	158,000	-0-	7,800	-0-	-0-
Estate	1999	148,000	-0-	7,800	-0-	-0-
Gene Rosadino(5)	2001	95,192	-0-	3,000	100,000	80,610
Senior Vice President-	2000	-0-	-0-	-0-	-0-	-0-
Planning and Allocation	1999	-0-	-0-	-0-	-0-	-0-
Tom Vellios(6)	2001	250,589	-0-	-0-	-0-	1,026,164
Co-Chief Executive Officer	2000	-0-	-0-	-0-	-0-	-0-
ZB Company, Inc.	1999	-0-	-0-	-0-	-0-	-0-
Michael Levin(7)	2001	58,554	-0-	1,500	-0-	313,482
Senior Vice President-Operations	2000	-0-	-0-	-0-	-0-	-0-
ZB Company, Inc.	1999	-0-	-0-	-0-	-0-	-0-

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

Stock Compensation Programs

        We have three stock option plans as well as an employee stock option plan and an employee stock purchase plan.

2001 Stock Incentive Plan

        Our Board of Directors adopted the 2001 Stock Incentive Plan (the "2001 Stock Incentive Plan"), on November 1, 2001, in order to provide a means of encouraging certain of our officers and employees to obtain a proprietary interest in the enterprise and thereby create an additional incentive for such persons to further our growth and development. The information regarding the 2001 Stock

Incentive Plan provided herein is qualified in its entirety by the full text of such plan, copies of which have been filed with the Securities and Exchange Commission. The 2001 Stock Incentive Plan was approved by our shareholders on March 26, 2002. The 2001 Stock Incentive Plan covers an aggregate of 2,146,583 shares of our common stock, bringing the total options that may be granted to employees to approximately 15% of the fully diluted shares after the recently issued securities. Options outstanding under this plan have terms set by the individual grant but not more than 10 years. Options to purchase 1,072,500 shares of common stock were authorized by the compensation committee of our Board of Directors on October 31, 2001 at an exercise price of $4.50 per share subject to adoption of the 2001 Stock Incentive Plan and shareholder approval thereof. At February 2, 2002, options exercisable for 1,074,083 shares were available for grant under the 2001 Stock Incentive Plan. As of the time of approval several employees had left our company reducing the number of options outstanding to 757,500 and increasing the shares available for grant to 1,389,083.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL SHAREHOLDERS AND MANAGEMENT

        The following table sets forth certain information, as of May 24, 2002, with respect to all those known by us to be the beneficial owners of more than 5% of our outstanding common stock, each director who owns shares of common stock, each Named Executive Officer, and all our directors and executive officers as a group.

Name and Address of Owner(1)	Amount and Nature of Beneficial Ownership Common Stock	% of Class
Richard A. Kayne(2)	8,177,058	23.3%
Kayne Anderson Investment Management, Inc. 1800 Avenue of the Stars Second Floor Los Angeles, CA 90067
Fred Kayne(3)	2,183,755	6.2
Fortune Fashions 6501 Flotilla Street Commerce, CA 90040
Athanor Holdings, LLC(4)	11,761,409	30.6
9130 Sunset Blvd. Los Angeles, CA 90069
KBB Retail Assets Corp. (fka F.A.O. Schwarz) and Quality Fulfillment Services, Inc.(5)	5,000,000	14.3
c/o Royal Vendex KBB N.V. De Klencke 6, NL-1083 Postbus 7997, 1008 AD Amsterdam, The Netherlands
Marilyn Platfoot(6)	98,296	*
26610 Agoura Road, Suite 250 Calabasas, CA 91302
Andrew Feshbach(7)	49,941	*
Big Dog Sportswear 121 Gray Avenue, Suite 300 Santa Barbara, CA 93101
Robert R. Hollman(7)	37,389	*
Hollman Property Company 1801 Avenue of the Stars Suite 444 Los Angeles, CA 90067
Jerry R. Welch(7,8)	431,887	1.2
26610 Agoura Road, Suite 250 Calabasas, CA 91302

Howard M. Zelikow(7,9)	97,141	*
Kayne Anderson Investment Management, Inc. 1800 Avenue of the Stars Second Floor Los Angeles, CA 90067
Ronald J. Blumenthal(10)	75,958	*
26610 Agoura Road, Suite 250 Calabasas, CA 91302
Jill Higgins(11)	81,722	*
10153 1/2 Riverside Drive #598 Toluca Lake, CA 91602
Raymond P. Springer(12)	172,773	*
26610 Agoura Road, Suite 250 Calabasas, CA 91302
All executive officers and directors as a group (ten persons)(13)	11,405,920	28.7

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

F.A.O., INC. (Registrant)

Dated: May 24, 2002	/s/ JERRY R. WELCH Jerry R. Welch Chief Executive Officer and President

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

Arthur Andersen LLP

Los Angeles, California
April 30, 2002 (except with respect to
the matter discussed in Note 19,
as to which the date is May 24, 2002)

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

See accompanying notes to consolidated financial statements

F.A.O., INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	February 2, 2002	February 3, 2001	January 29, 2000
Net sales:
Retail	$238,517,000	$44,201,000	$38,043,000
Internet	3,701,000	—	7,391,000
Catalog	837,000	—	3,645,000
Shipping and handling revenues	838,000	—	765,000
Sales to RightStart.com	3,472,000	9,408,000	—

	247,365,000	53,609,000	49,844,000

Costs and expenses:
Cost of goods sold	144,395,000	22,128,000	25,279,000
Cost of shipping and handling	898,000	—	2,670,000
Cost of goods sold to RightStart.com	3,472,000	9,408,000	—
Operating expense, includes non-cash compensation of $40,000, $93,000, and $2,014,000, respectively	78,880,000	17,214,000	20,479,000
Marketing and advertising expense	3,818,000	824,000	7,233,000
General and administrative expense	13,098,000	4,017,000	5,306,000
Pre-opening costs	268,000	456,000	323,000
Depreciation and amortization expense	4,058,000	2,184,000	1,950,000
Store closing expense	231,000	401,000	151,000

	249,118,000	56,632,000	63,391,000

Operating loss	(1,753,000)	(3,023,000)	(13,547,000)
Loss on investment in RightStart.com Inc.	—	3,406,000	—
Minority interest in consolidated subsidiary loss	—	—	(3,000,000)
Interest income	—	—	(238,000)
Interest expense (2002 includes $5,313,000 non-cash)	9,143,000	1,197,000	465,000

Loss before income taxes and extraordinary item	(10,896,000)	(7,626,000)	(10,774,000)
Income tax provision	448,000	78,000	68,000

Net loss	$(11,344,000)	$(7,704,000)	$(10,842,000)

Basic and diluted loss per share:

Net loss	$(4.87)	$(1.46)	$(2.14)

Weighted average number of shares outstanding	7,202,633	5,597,809	5,355,756

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

        Additionally, On April 30, 2002, the Company entered into the Consolidated Credit Facility with Wells Fargo Retail Finance, as agent (See Note 5).

        On May 24, 2002, the Company issued 4.5 million shares of common stock, no par value, for $27 million in a private placement with several private investment firms and funds ("Investors"). As part of the issuance the Company granted the Investors registration rights for the shares issued.

QuickLinks

FORM 10-K/A2
PART I
ITEM 1. BUSINESS
ITEM 2. PROPERTIES
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
EXECUTIVE OFFICERS OF THE REGISTRANT
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