Form 10-Q
period 2002-05-04
FAO INC
filed 2002-06-18
CIK 878720

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 4, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission File Number 0-19536

F.A.O., INC.
(Exact name of registrant as specified by its charter)

California (State or other jurisdiction of incorporation or organization)	95-3971414 (I.R.S. Employer Identification No.)

2520 Renaissance Blvd., King of Prussia, PA 19406
(Address of principal executive offices) (Zip Code)

(610) 292-6600
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

        Common Stock Outstanding as of June 14, 2002: 34,986,004 shares.

F.A.O., INC.
INDEX TO FORM 10-Q
FOR THE THIRTEEN WEEK PERIOD
ENDED MAY 4, 2002

F.A.O., INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	May 4, 2002	February 2, 2002
ASSETS
Current assets:
Cash and cash equivalents	$2,542,000	$2,811,000
Accounts and other receivables	9,269,000	14,966,000
Merchandise inventories	126,879,000	118,762,000
Prepaid catalog expenses	294,000	81,000
Other current assets	9,284,000	5,106,000

Total current assets	148,268,000	141,726,000

Noncurrent assets:
Property, fixtures and equipment, net	31,355,000	31,168,000
Deferred income tax benefit	1,400,000	1,400,000
Goodwill	4,578,000	4,578,000
Other noncurrent assets	3,419,000	2,564,000

Total noncurrent assets	40,752,000	39,710,000

	$189,020,000	$181,436,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$30,421,000	$21,014,000
Mandatorily Redeemable Preferred Stock	—	2,910,000
Accrued expenses	17,238,000	16,548,000
Accrued salaries and wages	5,761,000	11,098,000
Current portion of long term lease obligation	989,000	959,000
Acquisition Obligations	—	5,000,000

Total current liabilities	54,409,000	57,529,000

Revolving Line of Credit	81,064,000	53,472,000
Long term lease obligation	1,240,000	1,503,000
Deferred rent	2,022,000	1,591,000
Subsidiary Subordinated Notes	16,038,000	15,972,000
Junior Convertible Note	4,900,000	4,900,000

Total liabilities	159,673,000	134,967,000

Commitments and contingencies
Shareholders' equity:
Series B Preferred Stock	—	188,000
Series E Preferred Stock	—	11,919,000
Series F Preferred Stock	—	3,996,000
Series G Preferred Stock	—	5,500,000
Series H Preferred Stock	—	20,000,000
Common stock and paid in capital (75,000,000 shares authorized at no par value; 30,426,504 and 12,965,501 issued and outstanding, respectively)	126,052,000	84,305,000
Accumulated deficit	(96,705,000)	(79,439,000)

Total shareholders' equity	29,347,000	46,469,000

	$189,020,000	$181,436,000

See accompanying notes to consolidated financial statements

F.A.O., INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Thirteen Weeks Ended
	May 4, 2002	May 5, 2001
Net sales:
Retail	$84,903,000	$11,004,000
Direct to customer	2,448,000	—
Shipping and handling revenues	505,000	—
Sales to RightStart.com, Inc.	—	1,718,000

	87,856,000	12,722,000
Costs and expenses:
Cost of goods sold, including distribution costs	51,871,000	6,078,000
Cost of shipping and handling	612,000	—
Cost of goods sold to RightStart.com, Inc.	—	1,718,000

Gross profit	35,373,000	4,926,000

Selling, general and administrative expenses:
Operating expenses	40,277,000	4,175,000
Marketing and advertising expense	1,815,000	144,000
General and administrative expense	6,648,000	1,042,000
Pre-opening costs	135,000	83,000
Depreciation and amortization expense	1,489,000	636,000

	50,364,000	6,080,000

Operating loss	(14,991,000)	(1,154,000)
Interest expense, net	2,115,000	221,000

Loss before income taxes	(17,106,000)	(1,375,000)
Income tax provision	70,000	12,000

Net loss	$(17,176,000)	$(1,387,000)

Basic and diluted loss per share:
Net loss	$(0.84)	$(0.28)

Weighted average number of shares outstanding	20,463,671	5,617,275

See accompanying notes to consolidated financial statements

F.A.O., INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Thirteen Weeks Ended
	May 4, 2002	May 5, 2001
Cash flows from operating activities:
Net loss	$(17,176,000)	$(1,387,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,489,000	636,000
Deferred rent	431,000	24,000
Amortization of debt issuance costs	63,000	18,000
Non-cash interest	66,000	—
Change in assets and liabilities affecting operations	(7,178,000)	603,000

Net cash used in operating activities	(22,305,000)	(106,000)

Cash flows from investing activities:
Additions to property, fixtures and equipment	(780,000)	(569,000)
Purchase price adjustments	(957,000)	—

Net cash used in investing activities	(1,737,000)	(569,000)

Cash flows from financing activities:
Net borrowings on revolving line of credit	27,592,000	801,000
Increase (decrease) in bank overdraft	4,708,000	(154,000)
Payments on notes payable and capital leases	(5,233,000)	—
Redemption of Series A preferred stock	(3,000,000)	—
Proceeds from common stock issued upon exercise of stock options	144,000	—
Payments on financing costs	(438,000)	—

Net cash provided by financing activities	23,773,000	647,000

Net decrease in cash and cash equivalents	(269,000)	(28,000)
Cash and cash equivalents at beginning of period	2,811,000	254,000

Cash and cash equivalents at end of period	$2,542,000	$226,000

See accompanying notes to consolidated financial statements

F.A.O., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1: Description of Business and Significant Accounting Policies

        F.A.O., Inc. (formerly known as The Right Start, Inc., and referred to herein as "FAO," "we," "us," "our," the "Company" and similar designations) is a specialty retailer of high quality developmental, educational and care products for infants and children and high quality toys, games, books and multimedia products for kids through age 12 conducted through The Right Start, Zany Brainy and the FAO Schwarz brands.

        At a special meeting held on March 26, 2002, the Company's shareholders voted to approve, among other things, the change of the Company's name from The Right Start, Inc. to F.A.O., Inc., its reincorporation in the state of Delaware, and an amendment to the Company's articles of incorporation effecting an increase in its authorized common stock from 25 million shares to 75 million shares. Reincorporation is expected to be completed later this year after obtaining necessary consents.

FAO Schwarz

        On January 6, 2002, FAO Schwarz, Inc. (fka Toy Soldier, Inc.) ("FAO Schwarz"), a wholly owned subsidiary of the Company, completed the acquisition of certain assets (and assumed liabilities of approximately $9.0 million) of KBB Retail Assets Corp. (fka F.A.O. Schwarz), including its Fifth Avenue store in New York and 21 other stores throughout the United States, and the assets of its affiliate Quality Fulfillment Services, Inc. The acquisition was funded through the issuance of contingent convertible preferred stock (since converted) and the issuance of $15.7 million (reduced from its original amount of $18 million due to a subsequent amendment of the purchase agreement) in aggregate principal amount of FAO Schwarz's 8% Subordinated Notes due 2005 (the "Subsidiary Subordinated Notes").

Zany Brainy

        On September 5, 2001, ZB Company, Inc. ("ZBCI"), a wholly-owned subsidiary of the Company, completed the acquisition of substantially all of the assets of Zany Brainy, Inc., including 169 retail stores (and inventory in an additional 18 stores that were closed) in 34 states through a sale of assets and assignment of liabilities pursuant to sections 363 and 365 of the U.S. Bankruptcy Code. As consideration, ZBCI agreed to pay the following: $7.5 million in cash and 1.1 million shares of the Company's common stock to the Zany Brainy estate for the benefit of the unsecured creditors; $65.8 million (excluding renewed letters of credit) to the Zany Brainy, Inc. Debtor in Possession lender paid at the closing from the proceeds of a Loan and Security Agreement between Wells Fargo Retail Finance, LLC (the "Bank") and ZBCI, dated September 5, 2001 (the "ZB Credit Facility"); $4.2 million which was offset by payments due to investors; $1.1 million in bankruptcy-related professional fees that had been incurred prior to closing; $2.1 million paid into an escrow at the closing for Zany Brainy, Inc. management retention bonuses; and certain lesser amounts. Additionally, ZBCI assumed certain other liabilities estimated at $39.5 million consisting of post-petition trade payables, settlement amounts, other bankruptcy-related professional fees, sales and payroll taxes, accrued salaries and employee benefit obligations and customer gift certificates and merchandise credits. The Company financed the Zany Brainy asset acquisition with the issuance of common stock and the proceeds from the issuance of contingent convertible preferred stock (since converted), contingent convertible notes and the ZB Credit Facility.

        The Company also agreed to reimburse the Zany Brainy, Inc. creditors for up to $1 million for costs that may have been incurred by the creditors related to professional services. To the extent any amounts were paid by the Company, they represented additional purchase price. During the period ended February 2, 2002 and the thirteen weeks ended May 4, 2002, $400,000 and $600,000, respectively, were paid. As of May 4, 2002, all obligations to the Zany Brainy, Inc. estate have been paid.

Targoff-RS, LLC

        As a condition to one of the equity investments used to fund the Zany Brainy asset acquisition, the Company acquired Targoff-RS, LLC which had acquired, in a private foreclosure sale, assets including the online business, "www.RightStart.com", and the Right Start catalog business. The Company purchased Targoff-RS, LLC and its debt at an aggregate price of $4.0 million through the issuance of contingent convertible preferred stock (since converted).

Accounting Policies

        There have been no changes in the Company's significant accounting policies as set forth in the Company's financial statements for the year ended February 2, 2002 ("Fiscal 2001"). These unaudited consolidated financial statements as of May 4, 2002 and for the thirteen weeks then ended have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for Fiscal 2001. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Distribution costs have been reclassified to cost of goods sold for the thirteen weeks ended May 5, 2001 in order to conform prior year amounts to the current year presentation.

Seasonality

        Operating results for the thirteen week period ended May 4, 2002 are not indicative of the results that may be expected for the year ending February 1, 2003 ("Fiscal 2002") because the Company is primarily a toy retailer and anticipates it will derive approximately 42% to 46% of its revenue and achieve all of its annual profitability in its fourth quarter.

Vendor Incentives

        For the thirteen weeks ended May 4, 2002, the Company had marketing and advertising expenses of $1.8 million which is net of $1.4 million in vendor incentives. Cost of goods sold for the thirteen weeks ended May 4, 2002 included an offset of $500,000 for vendor incentives.

Revenue Recognition

        For direct to customer sales, revenue is recognized when the merchandise is delivered to the customer.

NOTE 2: Per Share Data

        Basic per share data is computed by dividing the Company's loss available to common shareholders by the weighted average number of the Company's common shares outstanding. Diluted per share data is computed by dividing the Company's loss available to common shareholders plus costs associated with dilutive securities by the weighted average number of shares outstanding plus any potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock in each period.

	Thirteen weeks ended
	May 4, 2002	May 5, 2001
Net loss	$(17,176,000)	$(1,387,000)
Less:
Preferred stock accretion	(90,000)	(97,000)
Series D preferred dividends	—	(90,000)

Basic and diluted loss applicable to common shareholders	$(17,266,000)	$(1,574,000)

Weighted average shares, basic and diluted(1)	20,463,671	5,617,275
Loss per share, basic and diluted	$(0.84)	$(0.28)

(1)
Weighted average shares outstanding is calculated based on the number of shares outstanding on each day throughout the period. At February 2, 2002, the Company had 12,965,501 shares outstanding. Primarily as a result of the preferred stock conversions on March 26, 2002, the Company had 30,426,504 shares outstanding as of May 4, 2002.

        Certain securities of the Company were not included in the computation of diluted per share loss for the thirteen week periods because to do so would have been antidilutive for the periods presented. Such securities include:

	Common Stock Equivalents at:
Securities
	May 4, 2002	May 5, 2001
Options	4,690,913	1,589,021
Series B Preferred Stock	—	550,000
Series C Preferred Stock	—	1,866,650
Series D Preferred Stock	—	2,245,000
Warrants	569,000	479,000
Junior Convertible Notes	3,426,573	—

NOTE 3: Supplemental Disclosure of Cash Flow Information

        Interest paid amounted to $1,603,000 and $136,000 for the thirteen weeks ended May 4, 2002 and May 5, 2001, respectively. Cash paid for income taxes was $25,000 and $16,000 for the thirteen weeks ended May 4, 2002 and May 5, 2001, respectively.

        Changes in assets and liabilities which increased (decreased) cash used in operating activities are as follows:

	Thirteen weeks ended
	May 4, 2002	May 5, 2001
Accounts and other receivables	$5,697,000	$(535,000)
Merchandise inventories	(8,117,000)	(209,000)
Prepaid catalog expenses	(213,000)	—
Other current assets	(4,178,000)	(11,000)
Other noncurrent assets	(419,000)	5,000
Accounts payable	4,699,000	1,226,000
Accrued expenses	690,000	(24,000)
Accrued salaries and wages	(5,337,000)	151,000

	$(7,178,000)	$603,000

        Non-cash investing and financing activities:

	Thirteen weeks ended
	May 4, 2002	May 5, 2001
Conversion of Series B Preferred Stock to common stock	$188,000	$—
Conversion of Series E Preferred Stock to common stock	11,919,000	—
Conversion of Series F Preferred Stock to common stock	3,996,000	—
Conversion of Series G Preferred Stock to common stock	5,500,000	—
Conversion of Series H Preferred Stock to common stock	20,000,000	—
Preferred dividend accretion	90,000	97,000
Preferred dividend payable	—	90,000

NOTE 4: New Accounting Pronouncements

        On June 29, 2001, Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" was approved by the Financial Accounting Standards Board ("FASB"). SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. Although the Company has not yet completed the first step of the transitional impairment analysis, the Company does not anticipate there will be a material effect on the Company's consolidated results of operations or financial position.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This standard supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The standard retains the previously existing accounting requirements related to the recognition and measurement of the impairment of long-lived assets to be held and used, while expanding the measurement requirements of long-lived assets to be disposed of by sale to include discontinued operations. It also expands on the previously existing reporting requirements for discontinued operations to include a component of an entity that either has been disposed of or is classified as held for sale. SFAS No. 144 was adopted on February 3, 2002 and did not have a material effect on the Company's consolidated results of operations or financial position.

        In November 2001, the Emerging Issues Task Force ("EITF") reached a consensus on EITF No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)". FAO Schwarz, Inc.'s frequent shopper program awards customers with gift certificates based on certain levels of purchases between the months of January and December. These gift certificates may be redeemed to purchase merchandise between the months of April and September of the following year. These gift certificate liabilities are recorded as a reduction of revenue and a liability at the date of the initial sale based on the estimated amount of gift certificates to be issued once the minimum level of purchases are obtained. The Company's policy with respect to consideration given to a customer currently does not extend beyond coupons and the FAO loyalty program.

        In March 2002, the EITF reached a consensus on issue No. 00-23, "Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25, Accounting for Stock Issued to Employees, and FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation." The Company has and will continue to issue stock options to its employees. If subsequent changes are made to the agreements, the transactions will be adjusted and any additional compensation recorded in accordance with EITF No. 00-23.

NOTE 5: Segment Information

        At May 4, 2002, the Company operated in two reportable segments; Direct to customer, which includes online and catalog operations, and Retail, which includes activities related to the Company's retail stores. Both segments sell products to meet the needs of the parents of infants and other children.

        The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from operations before income taxes.

        The Company allocates costs for certain services provided by the Retail segment to the Direct to customer segment.

        The Company's reportable segments have operations that offer the same or similar products but have a different method of delivery to their customers.

        Segment information for the thirteen weeks ended May 4, 2002 is as follows:

	Total Direct to Customers	Retail	Total
Net sales	$2,953,000	$84,903,000	$87,856,000
Interest expense	6,000	2,109,000	2,115,000
Depreciation and amortization	24,000	1,465,000	1,489,000
Pre-opening costs	—	135,000	135,000
Pre-tax income (loss)	171,000	(17,277,000)	(17,106,000)
Total assets	808,000	188,212,000	189,020,000
Additions to property, fixtures and equipment	—	(780,000)	(780,000)

        Prior to the Company's acquisition of Targoff-RS, LLC, the Company operated in only one reportable segment, Retail. Accordingly, there is no comparable segment information for the thirteen weeks ended May 5, 2001.

NOTE 6: Operating Results and Risks

        Historically, the Company has incurred losses, though it expects to generate sufficient operating income in the fourth quarter to offset operating losses incurred during the first three quarters of Fiscal 2002. The Company believes that its current cash on hand at June 12, 2002, cash flow from operations and the $127 million credit facility (the "Consolidated Credit Facility") entered into by the Company, FAO Schwarz, ZBCI and the Bank will allow it to maintain its operations and fund working capital and capital expenditures for the current fiscal year and Fiscal 2003. The Company's needs for additional funding will depend upon several factors, including, but not limited to, generating sufficient cash flow from operations, the expenses or savings from integration of the Zany Brainy and FAO Schwarz businesses into the Company's operations and the Company's dependence on independent manufacturers and suppliers and their credit terms. If additional capital is required to grow its business or execute its business plan, the Company may seek to raise additional equity or incur additional debt. There can be no assurance given that adequate funds will be available to the Company on acceptable terms or at all.

NOTE 7: Related Party Transactions

        The Athanor Holdings, LLC investment agreement with the Company, entered into in connection with the Zany Brainy, Inc. asset acquisition, required that the Company acquire Targoff-RS, LLC which had acquired in a private foreclosure sale assets including the online business, "www.RightStart.com", and the Right Start catalog business. The Company purchased Targoff-RS, LLC and its debt (held in part by Mr. Fred Kayne, Mr. Richard Kayne and affiliates of KAIM, Inc.) at a price of $4.0 million through the issuance of 1,800 shares of the Company's Series F Convertible Preferred Stock (the "Series F Preferred Stock"). The Series F Preferred Stock was converted into 1.8 million shares of the Company's common stock at an imputed price of approximately $2.22 per share on March 26, 2002. Messrs. Kayne are Directors of the Company. Mr. Richard Kayne is the President, Chief Executive Officer and a Director of KAIM, Inc., and the principal stockholder of its parent company.

        On September 5, 2001, the Company also sold 2,200 shares of its Series G Convertible Preferred Stock (the "Series G Preferred Stock") for $5.5 million in cash to Mr. Fred Kayne and affiliates of KAIM, Inc., which shares were converted into 2.2 million shares of the Company's common stock at an imputed price of approximately $2.50 per share on March 26, 2002.

        An affiliate of KAIM, Inc. has provided certain management services to the Company and charged the Company for such services. Annual management fees of $75,000 were paid for such services in the first quarter of Fiscal 2001. As of August 2001, the Company ceased to receive such management services.

        In November 2001, KAIM, Inc. investment affiliates provided the Bank, as agent under the Company's then existing credit facility, with a $5 million letter of credit on behalf of ZBCI. In consideration for providing the letter of credit, the Company issued to Mr. Fred Kayne and affiliates of KAIM, Inc. five year warrants to purchase 100,000 shares of its common stock at a price of $3.50 per share. The Bank returned the letter of credit in early January 2002 in accordance with its terms.

        In April 2002, KAIM, Inc. affiliates purchased a $2 million participation in the special term subline portion of the Consolidated Credit Facility.

NOTE 8: Other Developments

Contingencies

        The Company was sued by Oxygen Media, LLC ("Oxygen") in New York Supreme Court to recover the alleged value of cable television and internet media time allegedly provided or to be provided to the Company and RightStart.com Inc. The claim is based on a term sheet that expressly stated that it was non-binding and is based on the purported value of advertising services provided to RightStart.com Inc. Oxygen asserted that the Company and RightStart.com Inc. breached an express contractual obligation in the term sheet to negotiate in good faith to reach an agreement that would have provided Oxygen with cash and in-kind marketing services equal to $13 million. Oxygen also asserted that the Company and RightStart.com Inc. owe Oxygen $720,000 under an implied-in-fact contract or for services provided. The Company has filed a counter-claim to recover the excess value of the services provided to Oxygen over any services provided by Oxygen and also brought a fraud claim seeking $58 million in damages. The Company filed a motion to dismiss Oxygen's complaint in the New York Supreme Court on the basis that the term sheet was non-binding by its terms and therefore may not be the basis of a breach of contract claim. A hearing was held on January 14, 2002 and on May 6, 2002, the Court granted the Company's motion to dismiss Oxygen's $13 million claim. Oxygen amended its complaint to add Targoff-RS, LLC as a defendant and to include a $20 million fraud claim. The Company cannot predict the outcome of this litigation but intends to defend it vigorously.

        From time to time, the Company is named as a defendant in legal actions arising from its normal business activities. Although the amount of any liability that could arise with respect to currently pending actions cannot be estimated, in the opinion of the Company, any such liability will not have a material adverse effect on its financial position or operating results.

Stock Options

        The Company authorized an increase in the number of options issuable under the Company's 1991 Employee Stock Option Plan and a newly-adopted 2001 Stock Incentive Plan to an aggregate of approximately 6.0 million shares of which approximately 538,000 are available for future grant. Shareholder approval for these actions was granted on March 26, 2002.

Debt and Preferred Stock

        On March 26, 2002, a special meeting of shareholders was held for certain matters including the approval to exercise the conversion feature of the Company's Series E Convertible Preferred Stock, Series F Preferred Stock, Series G Preferred Stock, and Series H Contingent Convertible Preferred Stock and its 4% Junior Convertible Note due 2004. The shareholders also approved an amendment to the Company's Articles of Incorporation affecting an increase in authorized common stock from 25 million shares to 75 million shares.

        Convertible preferred stock converted into common stock during the thirteen weeks ended May 4, 2002 is as follows:

Security Converted	Shares	Converted into shares of Common Stock
Convertible Preferred Stock:
Series B	2,000	66,667
Series E	11,919	8,334,836
Series F	1,800	1,800,000
Series G	2,200	2,200,000
Series H	20,000	5,000,000

NOTE 9: Subsequent Event

        On May 24, 2002, the Company completed a $27 million private placement of newly issued common stock. A total of 4.5 million shares at $6.00 per share was sold, which resulted in net proceeds to the Company of approximately $26 million, after accounting for the placement agents' fees and expenses. The Company intends to use the net proceeds for general corporate purposes, including the expansion of retail stores and working capital.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

        This report contains forward-looking statements based on our current expectations, assumptions, estimates and projections about our company and our industry. When used in this report, the words "believes," "anticipates," "intends," "expects" and similar expressions are intended to identify such forward-looking statements. You will find these forward-looking statements at various places throughout this report and the documents incorporated by reference, including amendments. We advise you to closely consider information contained in the "Risk Factors" section of our Registration Statement on Form S-3 (No. 333-84438) when evaluating such forward-looking statements. These forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in these forward-looking statements. You are cautioned not to unduly rely on any forward-looking statements.

Overview

        F.A.O., Inc. (formerly known as The Right Start, Inc., and referred to herein as "FAO," "we," "us," "our," the "Company" and similar designations) operates 256 retail stores in 32 states throughout the United States as of June 12, 2002 and operated 65 retail stores as of May 5, 2001. The stores' product mix includes a wide variety of items to meet the needs of infants, small children and their care givers and children through age 12 presented in three distinct formats identified by the brands FAO Schwarz, The Right Start and Zany Brainy.

        The following table sets forth the statement of operations data for the thirteen weeks ended May 4, 2002 and May 5, 2001. The current period represents consolidated activity, which includes acquisitions and corporate overhead and The Right Start brand retail business. The Right Start brand retail business has been segregated for historical comparison purposes. General and administrative expenses have been allocated to The Right Start in the thirteen weeks ended May 4, 2002 based on the consolidated percentage of sales.

	Thirteen Weeks Ended May 4, 2002						Thirteen Weeks Ended May 5, 2001
	F.A.O., Inc. Consolidated		Acquisitions and Corporate Overhead		The Right Start Adjusted
							The Right Start
	Dollars in thousands (000s)
Retail net sales	$84,903	96.6%	$74,406	96.2%	$10,497	100.0%	$11,004	100.0%
Direct to customer	2,448	2.8%	2,448	3.2%	—	0.0%	—	0.0%
Shipping and handling	505	0.6%	505	0.6%	—	0.0%	—	0.0%
Sales to RightStart.com, Inc.	—	0.0%	—	0.0%	—	0.0%	1,718	15.6%

Net sales	87,856	100.0%	77,359	100.0%	10,497	100.0%	12,722	115.6%
Cost of goods sold, including distribution costs	51,871	59.4%	45,894	59.7%	5,977	56.9%	6,078	55.2%
Shipping and handling	612	121.2%	612	121.2%	—	0.0%	—	0.0%
Cost of goods sold to RightStart.com, Inc.	—	0.0%	—	0.0%	—	0.0%	1,718	100.0%

Gross profit	35,373	40.3%	30,853	39.9%	4,520	43.1%	4,926	44.8%
Selling, general and administrative expenses:
Operating expenses	40,277	45.8%	36,483	47.2%	3,794	36.1%	4,175	37.9%
Marketing and advertising expense	1,815	2.1%	1,693	2.2%	122	1.2%	144	1.3%
General and administrative expense	6,648	7.5%	5,854	7.6%	794	7.6%	1,042	9.5%
Pre-opening costs	135	0.2%	132	0.1%	3	0.0%	83	0.8%
Depreciation and amortization expense	1,489	1.7%	752	1.0%	737	7.0%	636	5.8%

	50,364	57.3%	44,914	58.1%	5,450	51.9%	6,080	55.3%
Operating loss	(14,991)	(17.0)%	(14,061)	(18.2)%	(930)	(8.8)%	(1,154)	(10.5)%
Interest expense, net	2,115	2.4%	1,666	2.1%	449	4.3%	221	2.0%

Loss before income taxes	(17,106)	(19.4)%	(15,727)	(20.3)%	(1,379)	(13.1)%	(1,375)	(12.5)%
Income tax provision	70	0.1%	57	0.1%	13	0.1%	12	0.1%

Net loss	$(17,176)	(19.5)%	$(15,784)	(20.4)%	$(1,392)	(13.2)%	$(1,387)	(12.6)%

Thirteen weeks ended May 4, 2002 compared with May 5, 2001

        We consummated the acquisition of certain assets and assumption of certain liabilities of KBB Retail Assets Corp. (fka F.A.O. Schwarz) and its affiliate on January 6, 2002 and the acquisition of the assets of Zany Brainy and the acquisition of Targoff-RS, LLC on September 5, 2001. Targoff-RS, LLC owned and operated the Right Start brand direct-to-customer Internet and catalog business. These acquisitions and the direct to customer business are incremental to the first quarter Fiscal 2001 Right Start brand retail business and have been separately identified. Operating results for the prior periods are not comparable due to the manner in which the historical operations were conducted compared to our current structure. Consequently, historical data for the acquired businesses' operating results for prior periods has been excluded from Management's Discussion and Analysis of Results of Operations. The following discussion relates solely to The Right Start brand retail business for the thirteen weeks ended May 4, 2002 as compared to the thirteen weeks ended May 5, 2001.

        Net Sales.    Retail net sales consist of gross product sales to customers net of returns. Retail net sales decreased by $507,000, or 4.6%, from $11.0 million in the thirteen weeks ended May 5, 2001 to $10.5 million in the current period. Same store sales, defined as sales attributed to stores that have been open for at least 14 full fiscal months, were down by 1.7%; with mall-based stores experiencing a 6.2% decline and street location stores a 3.0% sales increase over prior year. Sales not attributable to same store sales amounted to $861,000 in the thirteen weeks ended May 4, 2002 and $90,000 in the thirteen weeks ended May 5, 2001. In the prior year, sales for the six stores closed or not operating in the current quarter amounted to $1.2 million.

        Cost of goods sold.    Cost of goods sold consists primarily of the cost of products sold, inbound freight costs, inventory shrinkage costs and costs related to the distribution and warehousing of our retail merchandise. Retail gross margin decreased to 43.1% in the current period from 44.8% in the prior year. The decrease was primarily attributable to a 1.1% margin loss due to a shift in the retail mix to lower margin items and a 0.6% increase in distribution costs.

        Operating expense.    Retail operating expense consists of store operational expenses and retail personnel costs. Retail operating expense was $3.8 million in the current quarter as compared to $4.2 million for the same period last year. The $381,000 or 9.1% decrease primarily reflects decreased sales volume, a 0.8% decrease in retail administration costs and a reduction of 0.7% in store operating expense. Retail operating expense as a percentage of retail net sales decreased from 37.9% in the prior year period to 36.1% in the current quarter. The decrease as a percentage of sales is primarily due to a reduction in retail administration costs.

        Marketing and advertising expense.    Retail marketing and advertising expense generally consists of print advertising in national and regional publications, as well as promotional mailings to our customers. Marketing and advertising expense remained relatively flat at $122,000 and $144,000 for the thirteen weeks ended May 4, 2002 and May 5, 2001, respectively.

        General and administrative expenses.    General and administrative expenses decreased as a percentage of sales from 9.5% to 7.6% during the thirteen week period ended May 4, 2002 compared to the same period of the prior year as a result of general and administrative expenses being allocated to a larger retail operating base.

        Pre-opening costs.    Pre-opening costs consist primarily of non-recurring marketing, advertising, and other expenses related to the opening of new store locations. Pre-opening costs decreased $80,000 from $83,000 in the first quarter of Fiscal 2001 to $3,000 in the same period this year. The decrease results from the lack of new store openings in the current quarter versus the expense related to three new stores for the prior year period.

        Depreciation and amortization.    Depreciation and amortization expense increased $101,000 or 15.9% from $636,000 in the first 13 weeks of Fiscal 2001 to $737,000 for the same period in Fiscal 2002. The increase was due to the additional assets placed in service related to new stores.

        Interest expense, net.    Interest expense increased to $449,000 in the first quarter of Fiscal 2002 from $221,000 in the same period for Fiscal 2001. The $228,000 increase is primarily due to higher outstanding borrowings, the result of funding FAO Schwarz's working capital needs and interest attributable to the Junior Convertible Note.

        Income tax provision.    Provision for income taxes is related to state income taxes. No federal or state income tax benefit was recorded for the thirteen weeks ended May 4, 2002 due to the uncertainty of realizing tax benefits in future years.

        On a consolidated basis, as of February 2, 2002, we had net operating loss carryforwards for federal tax purposes of $33.7 million and for state tax purposes of $14.3 million. Due to an ownership change for tax purposes that occurred in March 2002, there are limitations on the amount of the loss carryforwards that can be used annually. These carryforwards expire in fiscal years ending 2002 through 2022.

Liquidity and Capital Resources

        We are primarily a toy retailer and anticipate that we will derive approximately 42% to 46% of our revenue and achieve all of our annual profitability in the fourth fiscal quarter. Consequently, we are dependent upon the use of our Amended and Restated Loan and Security Agreement with Wells Fargo

Retail Finance, LLC (the "Bank") which combined the facilities we previously maintained separately for ZB Company, Inc, and for ourself and FAO Schwarz, Inc. (the "Consolidated Credit Facility") to provide the necessary liquidity to fund our operations and capital expenditures through the first three quarters of the fiscal year. The prior facilities consisted of a loan and security agreement between the Bank, us and FAO Schwarz, Inc. which permitted aggregate borrowings of $17.5 million, was due in January 2005 and carried an interest rate at the time of termination of 8.0% per annum and a loan and security agreement between the Bank, as agent and ZB Company, Inc. which permitted aggregate borrowings of $115 million, was due in September 2004 and carried an interest rate at the time of termination of 7.2% per annum. The Consolidated Credit Facility matures October 6, 2004 and consists of (i) a standard revolving line of credit of up to $115 million under which borrowings bear interest, at our election, at an initial rate of 3.5% over the London Interbank Offered Rate ("LIBOR") or 1.50% over a base rate announced by Wells Fargo Bank from time to time, and (ii) an additional special term subline of up to $12 million under which borrowings bear interest at a rate of 7% per annum over the base rate announced by LaSalle National Bank, but not less than 12% per annum. As of June 12, 2002, the Wells Fargo Bank base rate was 6.25%. The Consolidated Credit Facility allows us to borrow up to 75% of accounts receivable not to exceed $7.5 million, plus 85% of the undrawn amount of letters of credit plus, (A) so long as the special term subline remains outstanding, (1) during the period between April 30, 2002 and October 31, 2002 up to 100% of the net retail liquidation value net of expenses ("NRLV") of our eligible inventory, (2) between October 31, 2002 and December 31, 2002 up to 95% of NRLV of our eligible inventory and (3) anytime thereafter 90% of NRLV of our eligible inventory based on a trailing 5 day average but never in excess of 95% of NRLV and (B) when the special term subline is no longer in effect, 87.5% of the NRLV of our eligible inventory through August 2002 and 85% of the NRLV of our eligible inventory thereafter.

        The amount available to us under the Consolidated Credit Facility borrowing formula fluctuates primarily with our level of inventory and the amounts due to our suppliers. At June 13, 2002, the amount available under the Consolidated Credit Facility was approximately $21.4 million. Management expects that we will continue to have sufficient availability throughout the year based on our business plan and the borrowing formula under the Consolidated Credit Facility.

        During the first quarter of Fiscal 2002, operating activities used $22.3 million of cash compared to using $106,000 in the comparable period of Fiscal 2001. In the current year period, investing activity consisted of $1.7 million for fixed asset additions and purchase price adjustments compared to $569,000 for fixed asset additions for the prior year period. Borrowings on our revolving lines of credit provided the primary source of funds for the current period.

        Our ability to fund our operations and maintain compliance with the Consolidated Credit Facility is dependent on our ability to generate sufficient cash flow from operations. During an economic downturn we expect to see reduced sales at our existing stores with our mall stores experiencing the largest impact. With the recent acquisitions of Zany Brainy and FAO, the upcoming fourth quarter operating results are extremely important in determining the amount of liquidity and capital resources available for the next 12 months. We continually look for ways to improve operating results, increase inventory turnover and obtain better payment terms from suppliers.

        Our expansion plans have changed with the acquisitions of the Zany Brainy and FAO Schwarz businesses. We have currently suspended our search for stand alone Right Start locations, but we are in the process of opening Right Start stores within the four walls of our existing Zany Brainy stores. We believe that many of the existing Zany Brainy stores have excess floor space which will be better utilized by these "store-in-a-store" additions. We expect to open 130 of these additions over the next twelve months beginning in the second quarter of Fiscal 2002. The capital outlay for these additions is expected to average approximately $30,000 to $35,000 per store. Our ability to execute any expansion will be dependent on future operating results.

        Upon completing the "store-in-a-store" expansion, we expect to open new "Combo Stores" that will contain both a Zany Brainy and a Right Start. We currently anticipate opening up to 20 to 30 Combo Stores in Fiscal 2003.

        On May 24, 2002, the Company completed a $27 million private placement of newly issued common stock. A total of 4.5 million shares at $6.00 per share were sold, which resulted in net proceeds to the Company of approximately $26 million, after accounting for the placement agents' fees and expenses. The Company intends to use the net proceeds for general corporate purposes, including the expansion of retail stores and working capital.

        We believe that cash flow from operations and borrowings under the Consolidated Credit Facility will provide sufficient liquidity to fund operations for the current fiscal year and Fiscal 2003. If, however, we were to experience a significant decrease in cash flow from operations we may be required to obtain additional financing. There can be no assurance, however, that such additional financing would be available on terms favorable to the Company at such time or at all.

        On March 26, 2002, the Company's Series E Convertible Preferred Stock, Series F Convertible Preferred Stock, Series G Convertible Preferred Stock, Series H Contingent Convertible Preferred Stock and the remaining Series B Convertible Preferred Stock were converted to common stock.

Impact of Inflation

        The impact of inflation on the results of operations has not been significant during our last three fiscal years.

Seasonality

        We are primarily a toy retailer and we anticipate we will derive approximately 42% to 46% of our revenue and achieve all of our annual profitability in our fourth quarter.

Other Matters

New Accounting Requirements

        On June 29, 2001, Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" was approved by the Financial Accounting Standards Board ("FASB"). SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. Although we have not yet completed the first step of the transitional impairment analysis, we do not anticipate that there will be a material effect on our consolidated results of operations or financial position.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This standard supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The standard retains the previously existing accounting requirements related to the recognition and measurement of the impairment of long-lived assets to be held and used, while expanding the measurement requirements of long-lived assets to be disposed of by sale to include discontinued operations. It also expands on the previously existing reporting requirements for discontinued operations to include a component of an entity that either has been disposed of or is classified as held for sale. SFAS 144 was adopted on February 3, 2002 and did not have a material effect on our consolidated results of operations or financial position.

        In November 2001, the Emerging Issues Task Force ("EITF") reached a consensus on EITF No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of

the Vendor's Products)". FAO Schwarz, Inc.'s frequent shopper program awards customers with gift certificates based on certain levels of purchases between the months of January and December. These gift certificates may be redeemed to purchase merchandise between the months of April and September of the following year. These gift certificate liabilities are recorded as a reduction of revenue and a liability at the date of the initial sale based on the estimated amount of gift certificates to be issued once the minimum level of purchases are obtained. Our policy with respect to consideration given to a customer currently does not extend beyond coupons and the FAO loyalty program.

        In March 2002, the EITF reached a consensus on issue No. 00-23, "Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25, Accounting for Stock Issued to Employees, and FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation". We have and will continue to issue stock options to our employees. If subsequent changes are made to the agreements, the transactions will be adjusted and any additional compensation recorded in accordance with EITF No. 00-23.

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

        See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" above for a discussion of our debt obligations, the interest rates of which are linked to the prime rate or LIBOR. For every $1 million in debt outstanding under the Consolidated Credit Facility, an increase of 0.25% in our interest would cost us an additional $25,000 per year. We have not entered into any derivative financial instruments to manage interest rate risk, currency risk or for speculative purposes and we are currently not evaluating the future use of these instruments.

PART II

Item 4. Submission of Matters to a Vote of Security Holders

        On March 26, 2002, we asked our shareholders to approve, and they did approve:

  •
  the conversion feature of our Series E Convertible Preferred Stock, Series F Convertible Preferred Stock, Series G Convertible Preferred Stock and Series H Contingent Convertible Preferred Stock, which converted into an aggregate of 17,334,836 shares of our common stock, (ii) the conversion feature of our 4% Subordinated Convertible Redeemable Pay-in-Kind Notes due 2004, convertible into 3,426,573 shares of our common stock, and (iii) an amendment to our articles of incorporation effecting an increase in our authorized common stock from 25 million shares to 75 million shares;

  •
  a change in our legal name from The Right Start, Inc. to F.A.O., Inc. and (ii) the reincorporation of our company from California to Delaware;

  •
  an amendment to our 1991 Employee Stock Option Plan increasing the maximum aggregate number of shares of our common stock subject to the plan from 2,300,000 shares to 3,853,417 shares, an increase of 1,553,417 shares; and

  •
  our new 2001 Stock Incentive Plan with a maximum aggregate number of shares of our common stock subject to the plan equal to 2,146,583, such that the total aggregate number of shares subject to the 1991 Employee Stock Option Plan and the 2001 Stock Incentive Plan is 6,000,000.

        We expect to reincorporate in Delaware when we are able to obtain all necessary consents

Item 6. Exhibits and Reports on Form 8-K

        The Company has filed Current Reports on Form 8-K, including two reports dated March 26, 2002, one as amended April 9, 2002, a report dated May 1, 2002, and a report dated June 4, 2002.

        The following exhibits of F.A.O., Inc. are included herein:

Exhibit Number

10.1
Common Stock Purchase Agreement by and between F.A.O., Inc. and Vardon Focus Fund, LP dated May 24, 2002. Substantially identical Purchase Agreements were issued to a total of 40 investors for a total of 4.5 million shares of common stock of F.A.O., Inc.(1)

10.2
Registration Rights Agreements by and between F.A.O., Inc. and Vardon Focus Fund, LP dated May 24, 2002. Substantially identical Registration Rights Agreements were issued to a total of 40 investors.(1)

(1)
Avalon Global Partners LLC; Avalon Worldwide LTD; Barclays Global Investors Limited; Bonanza Master Fund Ltd; Boston Partners Small Cap Value Fund II; Cranshire Capital, L.P.; Dan Goldstein; Elliot Broidy; Gruber & McBaine International; Howard Hughes Medical Institute; J. Patterson McBaine; Jon D. Gruber & Linda W. Gruber; Kahn Capital Offshore Fund Ltd; Kahn Capital Partners LP.; Kaiser Permanente Retirement Plans; Laborers' District Council and Contractors' of Ohio; Lagunitas Partners L.P.; New York State Nurses Association Pension Plan; Ohio Carpenters' Pension Plan; Oregon Investment Council; Permal U.S. Opportunities Fund, Ltd.; Peter W. Branagh and Ramona Y. Branagh, Trustees for the Branagh Revocable Trust; Pollat, Evans & Co. Inc.; Potomac Capital International, Ltd.; Potomac Capital Partners, L.P.; Proximity Fund LP; Proximity International Ltd; Riverview Group, LLC; SACC Capital; Slater Equity Offshore Fund Ltd.; Slater Equity Partners, L.P.; Stewart Rudick; Triton West Group, Inc.; Vardon International, Ltd.; Vardon Partners, LP; Vardon Partners II, LP; Zaxis Equity Neutral, L.P.; Zaxis Offshore Limited; Zaxis Partners, L.P.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.

F.A.O., INC.
Date: June 18, 2002	/s/ JERRY R. WELCH Jerry R. Welch Chief Executive Officer and President
Date: June 18, 2002	/s/ RAYMOND P. SPRINGER Raymond P. Springer Chief Financial Officer

QuickLinks

F.A.O., INC. INDEX TO FORM 10-Q FOR THE THIRTEEN WEEK PERIOD ENDED MAY 4, 2002
F.A.O., INC. CONSOLIDATED BALANCE SHEETS (unaudited)
F.A.O., INC. CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
F.A.O., INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
F.A.O., INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES