Form 10-Q
period 2002-08-03
FAO INC
filed 2002-09-17
CIK 878720

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 3, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission File Number 0-19536

FAO, INC.
(Exact name of registrant as specified by its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-3971414 (I.R.S. Employer Identification No.)
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

        Common Stock Outstanding as of September 16, 2002: 35,025,563 shares.

FAO, INC.

INDEX TO FORM 10-Q
FOR THE THIRTEEN AND TWENTY-SIX WEEK PERIOD
ENDED AUGUST 3, 2002

PART I—FINANCIAL INFORMATION

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings	26
Item 2.	Changes in Securities and Use of Proceeds	26
Item 6.	Exhibits and Reports on Form 8-K	27
SIGNATURES		28

FAO, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	August 3, 2002	February 2, 2002
ASSETS
Current assets:
Cash and cash equivalents	$3,814,000	$2,811,000
Accounts and other receivables	9,231,000	14,966,000
Merchandise inventories	126,664,000	118,762,000
Prepaid catalog expenses	72,000	81,000
Other current assets	9,335,000	5,106,000

Total current assets	149,116,000	141,726,000

Noncurrent assets:
Property, fixtures and equipment, net	31,820,000	31,168,000
Deferred income tax benefit	1,400,000	1,400,000
Goodwill	4,578,000	4,578,000
Other noncurrent assets	3,564,000	2,564,000

Total noncurrent assets	41,362,000	39,710,000

	$190,478,000	$181,436,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$31,910,000	$21,014,000
Mandatorily Redeemable Preferred Stock	—	2,910,000
Accrued expenses	15,204,000	16,548,000
Accrued salaries and wages	5,453,000	11,098,000
Current portion of long term debt	1,139,000	959,000
Acquisition Obligations	—	5,000,000

Total current liabilities	53,706,000	57,529,000

Revolving Line of Credit	74,867,000	53,472,000
Equipment Note	820,000	1,503,000
Deferred rent	2,523,000	1,591,000
Subsidiary Subordinated Notes	16,106,000	15,972,000
Junior Convertible Note	4,900,000	4,900,000

Total liabilities	152,922,000	134,967,000

Commitments and contingencies
Stockholders' equity:
Series B Preferred Stock	—	188,000
Series E Preferred Stock	—	11,919,000
Series F Preferred Stock	—	3,996,000
Series G Preferred Stock	—	5,500,000
Series H Preferred Stock	—	20,000,000
Common stock and paid in capital (75,000,000 shares authorized at $0.001 par value; 35,015,563 and 12,965,501 issued and outstanding, respectively)	152,426,000	84,305,000
Accumulated deficit	(114,870,000)	(79,439,000)

Total stockholders' equity	37,556,000	46,469,000

	$190,478,000	$181,436,000

See accompanying notes to consolidated financial statements

FAO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3, 2002	August 4, 2001	August 3, 2002	August 4, 2001
Net sales:
Retail	$87,808,000	$12,034,000	$172,711,000	$23,037,000
Direct to customer	1,628,000	—	4,076,000	—
Shipping and handling revenues	564,000	—	1,069,000	—
Sales to RightStart.com, Inc.	—	1,489,000	—	3,207,000

	90,000,000	13,523,000	177,856,000	26,244,000
Costs and expenses:
Cost of goods sold, including distribution costs	53,851,000	6,724,000	105,722,000	12,742,000
Cost of shipping and handling	697,000	—	1,310,000	—
Cost of goods sold to RightStart.com, Inc.	—	1,489,000	—	3,207,000

Gross profit	35,452,000	5,310,000	70,824,000	10,295,000

Selling, general and administrative expenses:
Operating expenses	41,577,000	4,385,000	81,853,000	8,610,000
Marketing and advertising expense	2,065,000	163,000	3,880,000	308,000
General and administrative expense	6,109,000	1,077,000	12,756,000	2,129,000
Pre-opening costs	29,000	100,000	165,000	183,000
Depreciation and amortization expense	1,536,000	655,000	3,025,000	1,290,000

	51,316,000	6,380,000	101,679,000	12,520,000

Operating loss	(15,864,000)	(1,070,000)	(30,855,000)	(2,225,000)
Interest expense, net	2,272,000	198,000	4,387,000	418,000

Loss before income taxes	(18,136,000)	(1,268,000)	(35,242,000)	(2,643,000)
Income tax provision	29,000	13,000	99,000	25,000

Net loss	$(18,165,000)	$(1,281,000)	$(35,341,000)	$(2,668,000)

Basic and diluted loss per share:
Net loss per share	$(0.53)	$(0.26)	$(1.30)	$(0.54)

Weighted average number of common shares outstanding	34,035,566	5,617,275	27,212,127	5,617,275

See accompanying notes to consolidated financial statements

FAO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Twenty-Six Weeks Ended
	August 3, 2002	August 4, 2001
Cash flows from operating activities:
Net loss	$(35,341,000)	$(2,668,000)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	3,025,000	1,290,000
Deferred rent	932,000	—
Non-cash compensation	—	32,000
Amortization of debt issuance costs	221,000	—
Non-cash interest	134,000	—
Change in assets and liabilities affecting operations	(256,000)	3,416,000

Net cash (used in) provided by operating activities	(31,285,000)	2,070,000

Cash flows from investing activities:
Additions to property, fixtures and equipment	(2,532,000)	(1,321,000)
Purchase price adjustments	(1,117,000)	—

Net cash used in investing activities	(3,649,000)	(1,321,000)

Cash flows from financing activities:
Net borrowings (payments) on revolving line of credit	21,395,000	(774,000)
Decrease in bank overdraft	(3,015,000)	—
Payments on notes payable and capital leases	(5,503,000)	—
Redemption of Mandatorily Redeemable Preferred Stock	(3,000,000)	—
Proceeds from sale of common stock	26,189,000	—
Payment of financing costs	(458,000)	—
Proceeds from common stock issued upon exercise of stock options and warrants	329,000	—

Net cash provided by (used in) financing activities	35,937,000	(774,000)

Net increase (decrease) in cash and cash equivalents	1,003,000	(25,000)
Cash and cash equivalents at beginning of period	2,811,000	254,000

Cash and cash equivalents at end of period	$3,814,000	$229,000

See accompanying notes to consolidated financial statements

FAO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1: Description of Business and Significant Accounting Policies

        FAO, Inc. (formerly known as The Right Start, Inc., and referred to herein as "FAO," "we," "us," "our," the "Company" and similar designations) is a specialty retailer of high quality developmental, educational and care products for infants and children and high quality toys, games, books and multimedia products for kids through age 12 conducted through The Right Start, Zany Brainy and FAO Schwarz brands.

        At a special meeting held on March 26, 2002, the Company's shareholders voted to approve, among other things, the change of our name from The Right Start, Inc. to FAO, Inc., our reincorporation in the State of Delaware, and an amendment to our articles of incorporation effecting an increase in our authorized common stock from 25 million shares to 75 million shares. Our reincorporation became effective on September 10, 2002.

FAO Schwarz

        On January 6, 2002, FAO Schwarz, Inc. (fka Toy Soldier, Inc.) ("FAO Schwarz"), our wholly owned subsidiary, completed the acquisition of certain assets (and assumed liabilities of approximately $9.0 million) of KBB Retail Assets Corp. (fka FAO Schwarz), including its Fifth Avenue store in New York and 21 other stores throughout the United States, and the assets of its affiliate Quality Fulfillment Services, Inc. The acquisition was funded through the issuance of contingent convertible preferred stock (since converted) and the issuance of $15.7 million (reduced from its original amount of $18.0 million due to a subsequent amendment of the purchase agreement) in aggregate principal amount of FAO Schwarz's 8% Subordinated Notes due 2005.

        We currently operate an FAO Schwarz store in Chicago under an operating agreement with KBB Retail Assets Corp ("KBB"). During the thirteen and twenty-six week periods ended August 3, 2002, we received reimbursements of $570,000 and $1.2 million, respectively, in accordance with the provisions of the agreement whereby we are entitled to receive a monthly reimbursement for any monthly shortfall when expenses exceed net sales. Expenses used in the monthly reimbursement calculation are limited based on the gross margin realized in the Chicago store, as defined. Reimbursable expenses are expenses incurred exclusively by the Chicago store as well as an allocable monthly amount of variable overhead defined as 1/12 of 6.5% of annual net sales. If total expenses exceed net sales during a fiscal year by less than $200,000, we will receive an additional payment equal to the difference between $200,000 and the shortfall. In addition, if net sales exceed total expenses for a fiscal year, the difference between net sales and total expenses will be shared equally between us and KBB up to $200,000; however, any amount greater than $200,000 will be retained by us. These amounts are recorded as reductions of operating expenses in the accompanying consolidated statements of operations. The Chicago store recorded net sales for the thirteen and twenty-six week periods ended August 3, 2002 of $1.8 million and $3.3 million, respectively, which are included in our retail net sales during those periods.

        On September 10, 2002, we entered into a services agreement with a subsidiary of New Roads, Inc. ("New Roads") with respect to our direct-to-consumer order taking and fulfillment services business. Concurrently we sold the related assets previously purchased from Quality Fulfillment Services, Inc. to New Roads' subsidiary.

Zany Brainy

        On September 5, 2001, ZB Company, Inc., our wholly-owned subsidiary, completed the acquisition of substantially all of the assets of Zany Brainy, Inc., including 169 retail stores (and inventory in an additional 18 stores that were closed) in 34 states through a sale of assets and assignment of liabilities pursuant to sections 363 and 365 of the U.S. Bankruptcy Code. As consideration, ZB Company, Inc. agreed to pay the following: $7.5 million in cash and 1.1 million shares of the Company's common stock to the Zany Brainy estate for the benefit of the unsecured creditors; $65.8 million (excluding renewed letters of credit) to the Zany Brainy, Inc. Debtor in Possession lender paid at the closing from the proceeds of a Loan and Security Agreement between Wells Fargo Retail Finance, LLC (the "Bank") and ZB Company, Inc., dated September 5, 2001 (the "ZB Credit Facility"); $4.2 million of which was offset by payments due to investors; $1.1 million in bankruptcy-related professional fees that had been incurred prior to closing; $2.1 million paid into an escrow at the closing for Zany Brainy, Inc. management retention bonuses; and certain lesser amounts. Additionally, ZB Company, Inc. assumed certain other liabilities estimated at $39.5 million consisting of post-petition trade payables, settlement amounts, other bankruptcy-related professional fees, sales and payroll taxes, accrued salaries and employee benefit obligations and customer gift certificates and merchandise credits. The Company financed the Zany Brainy asset acquisition with the issuance of common stock and the proceeds from the issuance of contingent convertible preferred stock (since converted), contingent convertible notes and the ZB Credit Facility.

        We also agreed to reimburse the Zany Brainy, Inc. creditors for up to $1 million of costs incurred by the creditors related to professional services. All such amounts paid represented additional purchase price. During the thirteen and twenty-six week periods ended August 3, 2002, we paid $0 and $600,000, respectively. As of August 3, 2002, we believe that all obligations to the Zany Brainy, Inc. estate had been paid although the estate claims that we owe it for additional taxes it has discovered in the amount of approximately $366,000.

Targoff-RS, LLC

        As a condition to one of the equity investments used to fund the Zany Brainy asset acquisition, we acquired Targoff-RS, LLC which had acquired, in a private foreclosure sale, certain assets including the online business "www.RightStart.com" and the Right Start catalog business. We purchased Targoff-RS, LLC and its debt at an aggregate price of $4.0 million through the issuance of contingent convertible preferred stock (since converted).

Operating Results and Liquidity

        Historically, we have incurred losses, though we expect to generate sufficient operating income in the fourth quarter to offset actual and expected operating losses from the first three quarters of the year ending February 1, 2003 ("Fiscal 2002"). We believe that our current cash on hand at September 16, 2002, cash flow from operations and anticipated availability from the $127 million credit facility (the "Consolidated Credit Facility") entered into by us, FAO Schwarz, Inc., ZB Company, Inc. and the Bank will allow us to maintain our operations and fund working capital and capital expenditures for the current fiscal year and Fiscal 2003. Our needs for additional funding will depend upon several factors, including, but not limited to, generating sufficient cash flow from operations, the expenses or savings from integration of the Zany Brainy and FAO Schwarz businesses into our operations and our dependence on independent manufacturers and suppliers and their credit terms. If additional capital is required to grow our business or execute our business plan, we may seek to raise additional equity or incur additional debt. There can be no assurance given that adequate funds will be available to us on acceptable terms or at all.

        In connection with the need to place letters of credit for import orders as well as begin an early inventory build, we found that the August and September monthly inventory advance rates stipulated by the Consolidated Credit Facility would be inadequate to meet our needs. Accordingly, Kayne Anderson Investment Management, Inc. ("KAIM") and Mr. Fred Kayne (each of which is an affiliate of the Company; KAIM is a major stockholder and Mr. Fred Kayne is a major stockholder and Chairman of the Board), agreed to supply letters of credit to the Bank in the aggregate amount of $13 million which increased our borrowing capacity. The Second Amendment to the Consolidated Credit Facility permits us to borrow from the Bank an amount equal to the aggregate face amount of the letters of credit in addition to the amounts that can be borrowed under the existing borrowing formula. In consideration for providing these letters of credit, the providers will be paid a 15% annualized return on the aggregate principal amount based on the number of days the letters of credit remain in effect. These letters of credit are due to be returned to the providers on November 8, 2002 so long as we achieve $7.5 million in minimum availability under the Consolidated Credit Facility on November 1, 2002. If the minimum availability is not met on November 1, 2002, the letters of credit can be drawn upon by the Bank and the notes issued to the providers of the letters of credit will begin to bear interest at 8% per annum on an aggregate principal amount equal to the amount drawn and mature one year after the draw. Five year warrants issued to such providers would then also become effective for the purchase of up to 650,000 shares of our common stock at a price equal to $3.50 per share.

        The Consolidated Credit Facility contains an EBITDA covenant based on the business plan we provided the Bank at the beginning of Fiscal 2002. The first test is not due to be reported to the Bank until January 2003 for our year to date results through December 2002. Because all of our profitability is achieved in the fourth quarter of the year and more specifically in the months of November and December, we cannot predict with certainty the results for the year. However, should we achieve the results projected for the second half of Fiscal 2002 according to such business plan, we would not meet the EBITDA covenant. Accordingly, over the next several months, we will discuss with the Bank certain modifications to the required covenants in order to remain in compliance. We believe we have an excellent relationship with the Bank; however, if this effort is unsuccessful, we could be forced to repay amounts outstanding under the Consolidated Credit Facility and seek alternative working capital financing. There can be no assurance that alternate financing can be found or what the terms might be on any new facility that we may be able to negotiate.

        The accompanying consolidated financial statements have been prepared assuming that the Company will be successful in these efforts and therefore do not include any adjustment relating to the recoverability and classification of asset and liability carrying amounts.

Accounting Policies

        There have been no changes in the Company's significant accounting policies as set forth in our financial statements for the year ended February 2, 2002 ("Fiscal 2001"). These unaudited consolidated financial statements as of August 3, 2002 and for the thirteen and twenty-six week period then ended have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for Fiscal 2001. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Distribution costs have been reclassified to cost of goods sold for the thirteen and twenty-six weeks ended August 4, 2001 in order to conform prior year amounts to the current year presentation.

Seasonality

        Operating results for the thirteen and twenty-six week periods ended August 3, 2002 are not indicative of the results that may be expected for the year ending Fiscal 2002 because we are primarily a toy retailer and anticipate we will derive approximately 40% to 50% of our revenue and achieve any of our annual profitability in our fourth quarter.

Vendor Incentives

        For the thirteen and twenty-six week periods ended August 3, 2002, we had marketing and advertising expenses of $2.1 million and $3.9 million, respectively, which is net of $1.9 million and $3.3 million, respectively, in vendor incentives. Cost of goods sold for the thirteen and twenty-six week periods ended August 3, 2002 included an offset of $1.2 million and $1.7 million, respectively, of vendor incentives.

Revenue Recognition

        For direct to customer sales, revenue is recognized when the merchandise is delivered to the customer.

NOTE 2: Per Share Data

        Basic per share data is computed by dividing our loss available to common stockholders by the weighted average number of our common shares outstanding. Diluted per share data is computed by dividing our net loss adjusted for costs associated with dilutive securities by the weighted average number of shares outstanding plus any potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock in each period.

	Thirteen weeks ended		Twenty-six weeks ended
	August 3, 2002	August 4, 2001	August 3, 2002	August 4, 2001
Net loss	$(18,165,000)	$(1,281,000)	$(35,341,000)	$(2,668,000)
Less:
Preferred stock accretion	—	(100,000)	(90,000)	(197,000)
Series D preferred dividends	—	(90,000)	—	(180,000)

Basic and diluted loss available to common stockholders	$(18,165,000)	$(1,471,000)	$(35,431,000)	$(3,045,000)

Weighted average common shares, basic and diluted(1)	34,035,566	5,617,275	27,212,127	5,617,275
Loss per share, basic and diluted	$(0.53)	$(0.26)	$(1.30)	$(0.54)

(1)
Weighted average shares outstanding is calculated based on the number of shares outstanding on each day throughout the period.

        Certain of our securities were not included in the computation of diluted loss per share for the thirteen and twenty-six week periods because to do so would have been antidilutive for the periods presented. Such securities include:

	Common Stock Equivalents at:
Securities	August 3, 2002	August 4, 2001
Options	5,543,016	1,595,144
Series B Preferred Stock	—	550,000
Series C Preferred Stock	—	1,866,650
Series D Preferred Stock	—	2,334,800
Warrants	526,500	479,000
Junior Convertible Notes	3,426,573	—

NOTE 3: Supplemental Disclosure of Cash Flow Information

        Interest paid amounted to $3,455,000 and $263,000 for the twenty-six weeks ended August 3, 2002 and August 4, 2001, respectively. Cash paid for income taxes was $25,000 and $17,000 for the twenty-six weeks ended August 3, 2002 and August 4, 2001, respectively.

        Changes in assets and liabilities which increased (decreased) cash used in operating activities are as follows:

	Twenty-six weeks ended
	August 3, 2002	August 4, 2001
Accounts and other receivables	$5,735,000	$(504,000)
Merchandise inventories	(7,902,000)	1,146,000
Prepaid catalog expenses	9,000	—
Other current assets	(4,244,000)	(185,000)
Other noncurrent assets	(776,000)	(4,000)
Accounts payable	13,911,000	2,955,000
Accrued expenses	(1,344,000)	8,000
Accrued salaries and wages	(5,645,000)	—

	$(256,000)	$3,416,000

        Non-cash investing and financing activities:

	Twenty-six weeks ended
	August 3, 2002	August 4, 2001
Conversion of Series B Preferred Stock to common stock	$188,000	$—
Conversion of Series E Preferred Stock to common stock	11,919,000	—
Conversion of Series F Preferred Stock to common stock	3,996,000	—
Conversion of Series G Preferred Stock to common stock	5,500,000	—
Conversion of Series H Preferred Stock to common stock	20,000,000	—
Preferred dividend accretion	90,000	197,000
Preferred dividend payable	—	180,000
Notes issued for interest due on senior subordinated convertible pay-in-kind notes	—	120,000

NOTE 4: New Accounting Pronouncements

        On June 29, 2001, Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" was approved by the Financial Accounting Standards Board ("FASB"). SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. On an annual basis, and when there is reason to suspect that their values may have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. We adopted SFAS No. 142 effective February 3, 2002. During the twenty-six weeks ended August 3, 2002, we completed the first step of the transitional impairment analysis prescribed by SFAS No. 142. Based on the initial assessment of impairment, no impairment of goodwill existed as of February 3, 2002. Goodwill will continue to be tested on at least an annual basis.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This standard supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 retains the previously existing accounting requirements related to the recognition and measurement of the impairment of long-lived assets to be held and used, while expanding the measurement requirements of long-lived assets to be disposed of by sale to include discontinued operations. It also expands on the previously existing reporting requirements for discontinued operations to include a component of an entity that either has been disposed of or is classified as held for sale. We adopted SFAS No. 144 on February 3, 2002 and it did not have a material effect on our consolidated results of operations or financial position.

        In November 2001, the Emerging Issues Task Force ("EITF") reached a consensus on EITF No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)." FAO Schwarz, Inc.'s frequent shopper program awards customers with gift certificates based on certain levels of purchases between the months of January and December. These gift certificates may be redeemed to purchase merchandise between the months of April and September of the following year. These gift certificate liabilities are recorded as a reduction of revenue and a liability at the date of the initial sale based on the estimated amount of gift certificates to be issued once the minimum level of purchases is obtained. The FAO frequent shopper program was terminated in the second quarter of Fiscal 2002 with all of its liabilities being honored through September 2002.

Our policy with respect to consideration given to a customer currently does not extend beyond coupons and the FAO frequent shopper program.

        In March 2002, the EITF reached a consensus on EITF No. 00-23, "Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25, Accounting for Stock Issued to Employees, and FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation." We have and will continue to issue stock options to our employees. If subsequent changes are made to the agreements, additional compensation may need to be recorded in accordance with EITF No. 00-23.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections", which is effective for fiscal years beginning after May 15, 2002 for provisions related to SFAS No. 4, effective for all transactions occurring after May 15, 2002 for provisions related to SFAS No. 13 and effective for all financial statements issued on or after May 15, 2002 for all other provisions of SFAS No. 145. The rescissions, amendments and corrections of SFAS No. 145 potentially impacting us generally relate to accounting for debt extinguishments and sale leaseback transactions. We believe that the adoption of SFAS No. 145 will not have a material effect on our financial condition or results of operations.

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses the financial accounting and reporting of expenses related to restructuring initiated after 2002, and applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts, and relocating plan facilities or personnel. Under SFAS No. 146, a company will record a liability for a cost associated with an exit or disposal activity when the liability is incurred and can be measured at fair value. The provisions of this Statement are effective prospectively for exit or disposal activities initiated after December 31, 2002. We do not have any current plans associated with SFAS No. 146.

NOTE 5: Segment Information

        At August 3, 2002, we operated in two reportable segments: Direct to customer, which includes online and catalog operations, and Retail, which includes activities related to our retail stores. Both segments sell products to meet the needs of the parents of infants and other children.

        The accounting policies of the segments are the same as those described in the summary of significant accounting policies. We evaluate performance based on profit or loss from operations before income taxes.

        We allocate costs for certain services provided by the Retail segment to the Direct to customer segment.

        Our reportable segments have operations that offer the same or similar products but have a different method of delivery to their customers.

        Segment information for the thirteen weeks ended August 3, 2002 is as follows:

	Direct to Customer	Retail	Total
Net sales	$2,192,000	$87,808,000	$90,000,000
Loss before income taxes	(941,000)	(17,195,000)	(18,136,000)
Total assets	8,630,000	181,848,000	190,478,000

        Segment information for the twenty-six weeks ended August 3, 2002 is as follows:

	Direct to Customer	Retail	Total
Net sales	$5,145,000	$172,711,000	$177,856,000
Loss before income taxes	(771,000)	(34,471,000)	(35,242,000)
Total assets	8,630,000	181,848,000	190,478,000

        During Fiscal 2001, we operated in only one reportable segment, Retail. Accordingly, there is no comparable segment information for the thirteen or twenty-six weeks ended August 4, 2001.

NOTE 6: Related Party Transactions

        The Athanor Holdings, LLC investment agreement with us, entered into in connection with the Zany Brainy, Inc. asset acquisition, required that we acquire Targoff-RS, LLC which had acquired in a private foreclosure sale assets including the online business, "www.RightStart.com", and the Right Start catalog business. We purchased Targoff-RS, LLC and its debt (held in part by Mr. Fred Kayne, Mr. Richard Kayne and affiliates of KAIM) at a price of $4.0 million through the issuance of 1,800 shares of our Company's Series F Convertible Preferred Stock (the "Series F Preferred Stock"). The Series F Preferred Stock was converted into 1.8 million shares of our common stock at an imputed price of approximately $2.22 per share on March 26, 2002. Messrs. Kayne serve on our board of directors. Mr. Richard Kayne is the President, Chief Executive Officer and a Director of KAIM and the principal stockholder of its parent company.

        On September 5, 2001, we sold 2,200 shares of our Series G Convertible Preferred Stock (the "Series G Preferred Stock") for $5.5 million in cash to Mr. Fred Kayne and affiliates of KAIM which shares were converted into 2.2 million shares of our common stock at an imputed price of approximately $2.50 per share on March 26, 2002.

        An affiliate of KAIM has provided certain management services to us and charged the Company for such services. Annual management fees of $75,000 were paid for such services in the first half of Fiscal 2001. As of August 2001, we ceased to receive such management services.

        In November 2001, KAIM investment affiliates and Mr. Fred Kayne (each of which is an affiliate of the Company; KAIM is a major stockholder and Mr. Fred Kayne is a major stockholder and Chairman of the Board), provided the Bank, as agent under our then existing credit facility, with a $5 million letter of credit on behalf of ZB Company, Inc. In consideration for providing the letter of credit, we issued to Mr. Fred Kayne and affiliates of KAIM five year warrants to purchase 100,000 shares of our common stock at a price of $3.50 per share. The Bank returned the letter of credit in January 2002 in accordance with its terms.

        In April 2002, KAIM affiliates purchased a $2 million participation in the special term subline portion of the Consolidated Credit Facility.

        In August 2002, KAIM and Mr. Fred Kayne provided the Bank with $10.5 million in letters of credit on behalf of FAO, Inc. In September 2002, an additional $2.5 million in letters of credit were provided for a total of $13.0 million. See Note 1.

        In July 2002, we provided a $500,000 loan to our chief executive officer, Jerry R. Welch, in connection with his relocation from our former corporate offices in southern California to our current headquarters in King of Prussia, PA. The loan is secured by stock options he holds for the purchase of 1,727,548 shares of our common stock and the proceeds of a life insurance policy in the amount of $10 million. Additionally, Mr. Welch must pay interest on the loan at maturity at the same rate as the interest rate on the Consolidated Credit Facility and the loan is due in July 2004. Mr. Welch is required to prepay the loan with the after-tax proceeds of any sale of our common stock received upon exercise of the pledged stock options. In addition, upon the occurrence of certain events leading to the termination of Mr. Welch's employment, the loan will become immediately due and payable in full.

NOTE 7: Other Developments

Contingencies

        We were sued by Oxygen Media, LLC ("Oxygen") in New York Supreme Court to recover the alleged value of cable television and internet media time allegedly provided or to be provided to us and RightStart.com Inc. The claim was based on a term sheet that expressly stated that it was non-binding and on the purported value of advertising services provided to RightStart.com Inc. Oxygen asserted that we and RightStart.com Inc. breached an express contractual obligation in the term sheet to negotiate in good faith to reach an agreement that would have provided Oxygen with cash and in-kind marketing services equal to $13 million. Oxygen also asserted that we and RightStart.com Inc. owe Oxygen $720,000 under an implied-in-fact contract or for services provided. We filed a counter-claim to recover the excess value of the services provided to Oxygen over any services provided by Oxygen and also brought a fraud claim seeking $58 million in damages. We filed a motion to dismiss Oxygen's complaint in the New York Supreme Court on the basis that the term sheet was non-binding by its terms and therefore may not be the basis of a breach of contract claim. A hearing was held on January 14, 2002, and on May 6, 2002 the Court granted our motion to dismiss Oxygen's $13 million claim. Oxygen amended its complaint to add Targoff-RS, LLC as a defendant and to include a $20 million fraud claim. We believe this claim is without merit. We cannot predict the outcome of this litigation but intend to pursue it vigorously.

        From time to time, we are named as a defendant in legal actions arising from our normal business activities. Although the amount of any liability that could arise with respect to currently pending actions cannot be estimated, in our opinion, any such liability will not have a material adverse effect on our financial position or operating results.

Stock Options

        We authorized an increase in the number of options issuable under our 1991 Employee Stock Option Plan and our newly-adopted 2001 Stock Incentive Plan to an aggregate of approximately 6.0 million shares of which approximately 300,000 are available for future grant. Shareholder approval for these actions was granted on March 26, 2002.

Debt and Preferred Stock

        On March 26, 2002, a special meeting of shareholders was held for certain matters including the approval of the conversion feature of our Series E Convertible Preferred Stock, Series F Preferred Stock, Series G Preferred Stock and Series H Contingent Convertible Preferred Stock and our 4% Junior Convertible Note due 2004 ("Junior Convertible Notes"). The shareholders also approved an amendment to our Articles of Incorporation effecting an increase in authorized common stock from 25 million shares to 75 million shares. On September 10, 2002, we reincorporated in Delaware. Our new Certificate of Incorporation authorizes 75 million shares of $0.001 par value common stock and 250,000 of $0.001 par value preferred stock. Each outstanding share of our common stock at the date of reincorporation was automatically converted to a share of common stock of the reincorporated entity and each of our outstanding options and warrants at the date of reincorporation was automatically converted into a right to acquire shares of common stock of the reincorporated entity.

NOTE 8: Subsequent Events

        In August 2002, KAIM and Mr. Fred Kayne provided the Bank with $10.5 million in letters of credit on behalf of FAO, Inc. In September 2002, an additional $2.5 million in letters of credit were provided for a total of $13.0 million. See Note 1.

        On September 6, 2002, we sent a notice of redemption to the holder of the Junior Convertible Note for a redemption price of $5.1 million, which is 105% of the principal amount of, plus accrued and unpaid interest on, the Junior Convertible Note in accordance with the provisions of the agreement under which they were issued. Athanor Holdings, LLC has 45 days in which to elect to convert the Junior Convertible Note into common stock rather than have it redeemed. If Athanor does not elect to convert the Junior Convertible Note we may sell equity in order to redeem the Junior Convertible Note if we determine the price received would equal or exceed the conversion price of $1.43 per share. The Junior Convertible Note does not require us to redeem after sending the notice.

        On September 10, 2002, we reincorporated in the State of Delaware as approved at the March 26, 2002 special shareholders' meeting.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

        This report contains forward-looking statements based on our current expectations, assumptions, estimates and projections about our company and our industry. When used in this report, the words "believes," "anticipates," "intends," "expects" and similar expressions are intended to identify such forward-looking statements. You will find these forward-looking statements at various places throughout this report and the documents incorporated by reference, including amendments. We advise you to closely consider information contained in the "Risk Factors" section of our Registration Statement on Form S-3 (No. 333-84438), as amended, when evaluating such forward-looking statements. These forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in these forward-looking statements. You are cautioned not to unduly rely on any forward-looking statements.

Overview

        FAO, Inc. (formerly known as The Right Start, Inc., and referred to herein as "FAO," "we," "us," "our," the "Company" and similar designations) operates 253 retail stores (169 Zany Brainy stores, 61 Right Start stores and 23 FAO Schwarz stores) in 32 states throughout the United States as of September 16, 2002 and operated 67 retail stores (67 Right Start stores) as of August 4, 2001. The stores' product mix includes a wide variety of items to meet the needs of infants, small children and their care givers and children through age 12 presented in three distinct formats identified by the brands FAO Schwarz, The Right Start and Zany Brainy.

        We currently operate an FAO Schwarz store in Chicago under an operating agreement with KBB Retail Assets Corp ("KBB"). During the thirteen and twenty-six week periods ended August 3, 2002, we received reimbursements of $570,000 and $1.2 million, respectively, in accordance with the provisions of the agreement whereby we are entitled to receive a monthly reimbursement for any monthly shortfall when expenses exceed net sales. Expenses used in the monthly reimbursement calculation are limited based on the gross margin realized in the Chicago store, as defined. Reimbursable expenses are expenses incurred exclusively by the Chicago store as well as an allocable monthly amount of variable overhead defined as 1/12 of 6.5% of annual net sales. If total expenses exceed net sales during a fiscal year by less than $200,000, we will receive an additional payment equal to the difference between $200,000 and the shortfall. In addition, if net sales exceed total expenses for a fiscal year, the difference between net sales and total expenses shall be shared equally between us and KBB up to $200,000.; however, any amount greater than $200,000 shall be retained by us. These amounts are recorded as reductions of operating expenses in the accompanying consolidated statements of operations. The Chicago store recorded net sales for the thirteen and twenty-six week periods ended August 3, 2002 of $1.8 million and $3.3 million, respectively, which are included in our retail net sales during those periods.

        We consummated the acquisition of certain assets and assumption of certain liabilities of KBB Retail Assets Corp. (fka FAO Schwarz) and its affiliate on January 6, 2002 and the acquisition of the assets of Zany Brainy and the acquisition of Targoff-RS, LLC on September 5, 2001. Targoff-RS, LLC owned and operated the Right Start brand direct-to-customer Internet and catalog business. These acquisitions and the direct-to-customer business are incremental to the Right Start brand retail business and have been separately identified. Operating results for the prior periods are not comparable due to the manner in which the historical operations were conducted compared to our current structure. Consequently, historical data for the acquired businesses' operating results for prior periods has been excluded from Management's Discussion and Analysis of Results of Operations. The following discussion relates solely to the Right Start brand retail business for the thirteen and twenty-six weeks ended August 3, 2002 as compared to the thirteen and twenty-six weeks ended August 4, 2001.

        The following tables set forth the statement of operations data for the thirteen and twenty-six weeks ended August 3, 2002 and August 4, 2001. The current periods represent consolidated activity, which includes acquisitions and corporate overhead and the Right Start brand retail business. The Right Start brand retail business has been segregated for historical comparison purposes. The corporate portion of general and administrative expenses has been allocated to the Right Start brand retail business in the thirteen weeks ended August 3, 2002 based on the consolidated percentage of sales.

	Thirteen Weeks Ended August 3, 2002						Thirteen Weeks Ended August 4, 2001
	FAO, Inc. Consolidated		Acquired Entities and Corporate Overhead		The Right Start Adjusted		The Right Start
	Dollars in thousands (000s)
Retail net sales	$87,808	97.6%	$77,657	97.3%	$10,151	100.0%	$12,034	100.0%
Direct to customer	1,628	1.8%	1,628	2.0%	—	0.0%	—	0.0%
Shipping and handling	564	0.6%	564	0.7%	—	0.0%	—	0.0%
Sales to RightStart.com, Inc.	—	0.0%	—	0.0%	—	0.0%	1,489	12.4%

Net sales	90,000	100.0%	79,849	100.0%	10,151	100.0%	13,523	112.4%
Cost of goods sold, including distribution costs	53,851	59.8%	47,998	60.1%	5,853	57.7%	6,724	55.9%
Shipping and handling	697	123.8%	697	123.8%	—	0.0%	—	0.0%
Cost of goods sold to RightStart.com, Inc.	—	0.0%	—	0.0%	—	0.0%	1,489	100.0%

Gross profit	35,452	39.4%	31,154	39.0%	4,298	42.3%	5,310	44.1%
Selling, general and administrative expenses:
Operating expense	41,577	46.2%	37,887	47.4%	3,690	36.3%	4,385	36.4%
Marketing and advertising expense	2,065	2.3%	1,995	2.5%	70.7%		163	1.4%
General and administrative expenses	6,138	6.8%	5,286	6.6%	852	8.4%	1,177	9.8%
Depreciation and amortization expense	1,536	1.7%	816	1.0%	720	7.1%	655	5.4%

	51,316	57.0%	45,984	57.6%	5,332	52.5%	6,380	53.0%
Operating loss	(15,864)	(17.6)%	(14,830)	(18.6)%	(1,034)	(10.2)%	(1,070)	(8.9)%
Interest expense, net	2,272	2.5%	2,016	2.5%	256	2.5. %	198	1.6%

Loss before income taxes	(18,136)	(20.1)%	(16,8456)	(21.1)%	(1,290)	(12.7)%	(1,268)	(10.5)%
Income tax provision	29	0.0%	15	0.0%	14	0.1%	13	0.1%

Net loss	$(18,165)	(20.2)%	$(16,861)	(21.1)%	$(1,304)	(12.8)%	$(1,281)	(10.6)%

Thirteen weeks ended August 3, 2002 compared with August 4, 2001

        Net sales.    Net sales consist of gross product sales to customers net of returns. Retail net sales decreased by $1.8 million, or 15.6%, from $12.0 million in the thirteen weeks ended August 4, 2001 to $10.2 million in the current period. Same store sales, defined as sales attributed to stores that have been open for at least 14 full fiscal months, were down by 7.7%, with mall-based stores experiencing a 9.9% decline and street location stores a 6.1% sales decrease from the prior year. These decreases are primarily due to inadequate fill rates from the distribution centers created in connection with the integration of the Right Start into the east coast Zany Brainy distribution center, the start up of our new west coast distribution center and the consolidation of our replenishment and allocation function from Calabasas, CA to King of Prussia, PA, all of which occurred in our second fiscal quarter. Sales not attributable to same store sales amounted to $1.6 million in the thirteen weeks ended August 3, 2002 of which $374,000 relates to three stores closed during the period. In the prior year, sales for the six stores closed or not operating in the current quarter amounted to $1.3 million.

        Cost of goods sold.    Cost of goods sold consists primarily of the cost of products sold, inbound freight costs, inventory shrinkage costs and costs related to the distribution and warehousing of our retail merchandise. Gross margin decreased to 42.3% in the current period as compared to 44.1% in the prior year. The decrease was primarily attributable to a shift in the retail mix to lower margin items. Included in cost of goods sold are distribution costs of $465,000 and $473,000 for the thirteen weeks ended August 3, 2002 and August 4, 2001, respectively. Distribution costs for the thirteen weeks ended August 3, 2002 were 4.6% of retail net sales compared to 3.9% for the same period in the prior year.

        Operating expense.    Operating expense consists of store operational expenses and retail personnel costs. Operating expense was $3.7 million in the current quarter as compared to $4.4 million for the same period last year. The $0.7 million or 15.8% decrease primarily reflects decreased sales volume. Operating expense as a percentage of retail net sales remained relatively flat to the prior year at 36.3% in the current period.

        Marketing and advertising expense.    Marketing and advertising expense generally consists of print advertising in national and regional publications, as well as promotional mailings to our customers. Marketing and advertising expense decreased by approximately 57.1% or $93,000 due to leveraging of marketing dollars at a corporate level.

        General and administrative expenses.    General and administrative expenses decreased as a percentage of retail sales from 9.8% to 8.4% during the thirteen week period ended August 3, 2002 compared to the same period of the prior year as a result of the consolidation of operations in Fiscal 2002.

        Depreciation and amortization.    Depreciation and amortization expense increased $65,000 or 9.9% from $655,000 in the second 13 weeks of Fiscal 2001 to $720,000 for the same period in Fiscal 2002. The increase was due to the additional assets placed in service related to new stores opened in the second half of Fiscal 2001.

        Interest expense, net.    Interest expense increased to $256,000 in the second quarter of Fiscal 2002 from $198,000 in the same period for Fiscal 2001. The $58,000 increase is primarily due to higher outstanding borrowings, the result of funding FAO Schwarz, Inc.'s working capital needs prior to FAO Schwarz, Inc. becoming a borrower under the Consolidated Credit Facility, and $49,000 of interest attributable to the Junior Convertible Note.

        Income tax provision.    Provision for income taxes is related to state income taxes. No federal or state income tax benefit was recorded for the thirteen weeks ended August 3, 2002 due to the uncertainty of realizing tax benefits in future years.

        On a consolidated basis, as of February 2, 2002, we had net operating loss carryforwards for federal tax purposes of $33.7 million and for state tax purposes of $14.3 million. Due to an ownership change for tax purposes that occurred in March 2002, there are limitations on the amount of the loss carryforwards that can be used annually. These carryforwards expire in fiscal years 2002 through 2022.

	Twenty-Six Weeks Ended August 3, 2002						Twenty-Six Weeks Ended August 4, 2001
	FAO, Inc. Consolidated		Acquired Entities and Corporate Overhead		The Right Start Adjusted		The Right Start
	Dollars in thousands (000s)
Retail net sales	$172,711	97.1%	$152,063	96.7%	$20,648	100.0%	$23,037	100.0%
Direct to customer	4,076	2.3%	4,076	2.6%	—	0.0%	—	0.0%
Shipping and handling	1,069	0.6%	1,069	0.7%	—	0.0%	—	0.0%
Sales to RightStart.com, Inc.	—	0.0%	—	0.0%	—	0.0%	3,207	13.9%

Net sales	177,856	100.0%	157,208	100.0%	20,648	100.0%	26,244	113.9%
Cost of goods sold, including distribution costs	105,722	59.8%	93,936	60.3%	11,786	57.1%	12,742	55.3%
Shipping and handling	1,310	122.5%	1,310	122.5%	—	0.0%	—	0.0%
Cost of goods sold to RightStart.com, Inc.	—	0.0%	—	0.0%	—	0.0%	3,207	100.0%

Gross profit	70,824	39.8%	61,962	39.4%	8,862	42.9%	10,295	44.7%
Selling, general and administrative expenses:
Operating expense	81,853	46.0%	74,371	47.3%	7,482	36.2%	8,610	37.4%
Marketing and advertising expense	3,880	2.2%	3,688	2.3%	192.9%		308	1.3%
General and administrative expenses	12,921	7.3%	11,273	7.2%	1,648	8.0%	2,312	10.0%
Depreciation and amortization expense	3,025	1.7%	1,568	1.0%	1,457	7.1%	1,290	5.6%

	101,679	57.2%	90,900	57.8%	10,779	52.2%	12,520	54.3%
Operating loss	(30,855)	(17.3)%	(28,938)	(18.4)%	(1,917)	(9.3)%	(2,225)	(9.7)%
Interest expense, net	4,387	2.5%	3,681	2.3%	706	3.4%	418	1.8%

Loss before income taxes	(35,242)	(19.8)%	(32,619)	(20.7)%	(2,623)	(12.7)%	(2,643)	(11.5)%
Income tax provision	99	0.1%	72	0.0%	27	0.1%	25	0.1%

Net loss	$(35,341)	(19.9)%	$(32,691)	(20.8)%	$(2,650)	(12.8)%	$(2,668)	(11.6)%

Twenty-six weeks ended August 3, 2002 compared with August 4, 2001

        Net sales.    Net sales consist of gross product sales to customers net of returns. Retail net sales decreased by $2.4 million, or 10.4%, from $23.0 million in the twenty-six weeks ended August 4, 2001 to $20.6 million in the current period. Same store sales, defined as sales attributed to stores that have been open for at least 14 full fiscal months, were down by 4.4%, with mall-based stores experiencing a 7.4% decline and street location stores a 1.9% sales decrease over prior year. These decreases primarily took place in our second quarter and are due to inadequate fill rates from the distribution centers in connection with our integration of the Right Start's distribution, planning and allocation functions. Sales not attributable to same store sales amounted to $4.3 million in the twenty-six weeks ended August 3, 2002 of which $490,000 relates to three stores closed during the period. In the prior year, sales for the nine stores closed or not operating in the current period amounted to $2.5 million.

        Cost of goods sold.    Cost of goods sold consists primarily of the cost of products sold, inbound freight costs, inventory shrinkage costs and costs related to the distribution and warehousing of our retail merchandise. Gross margin decreased to 42.9% for the current period from 44.7% for the prior year. The decrease was primarily attributable to a shift in the retail mix to lower margin items. Included in cost of goods sold are distribution costs of $1.0 million and $949,000, respectively, for the thirteen weeks ended August 3, 2002 and August 4, 2001. Distribution costs for twenty-six weeks ended August 3, 2002 were 4.9% of retail net sales compared to 4.1% for the same period in the prior year.

        Operating expense.    Operating expense consists of store operational expenses and retail personnel costs. Operating expense was $7.5 million for the twenty-six weeks ended August 3, 2002 as compared to $8.6 million for the same period last year. The $1.1 million or 13.1% decrease primarily reflects decreased sales volume.

        Marketing and advertising expense.    Marketing and advertising expense generally consists of print advertising in national and regional publications, as well as promotional mailings to our customers. Marketing and advertising expense decreased by approximately 37.7% or $116,000 due to leveraging of marketing dollars at a corporate level during the period.

        General and administrative expenses.    General and administrative expenses decreased as a percentage of retail net sales from 10.0% to 8.0% during the twenty-six week period ended August 3, 2002 compared to the same period of the prior year as a result of the consolidation of administrative operations in Fiscal 2002.

        Depreciation and amortization.    Depreciation and amortization expense increased $167,000 or 12.9% from $1.3 million in the first 26 weeks of Fiscal 2001 to $1.5 million for the same period in Fiscal 2002. The increase was due to the additional assets placed in service related to new stores opened in the second half of Fiscal 2001.

        Interest expense, net.    Interest expense increased to $706,000 in the first 26 weeks of Fiscal 2002 from $418,000 in the same period for Fiscal 2001. The $288,000 increase is primarily due to higher outstanding borrowings, the result of funding FAO Schwarz, Inc.'s working capital needs, and $112,000 of interest attributable to the Junior Convertible Note.

        Income tax provision.    Provision for income taxes is related to state income taxes. No federal or state income tax benefit was recorded for the twenty-six weeks ended August 3, 2002 due to the uncertainty of realizing tax benefits in future years.

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

Additional Operating Disclosures

	Thirteen weeks ended May 4, 2002		Thirteen weeks ended August 3, 2002		Twenty-six weeks ended August 3, 2002
	Zany Brainy Retail	FAO Schwarz Retail	Zany Brainy Retail	FAO Schwarz Retail	Zany Brainy Retail	FAO Schwarz Retail
	Dollars in thousands (000s)
Net sales	$50,449	$23,957	$53,716	$23,941	$104,165	$47,898
Gross profit	18,907	10,626	18,915	11,366	37,820	21,994
Gross margin%	37.4%	44.4%	35.2%	47.5%	36.3%	45.9%
Operating expenses	22,234	13,001	23,212	13,172	45,446	26,173
Operating expenses as a % of Net sales	44.1%	54.3%	43.2%	55.0%	43.6%	54.6%

        Zany Brainy and FAO Schwarz retail sales accounted for 88.4% and 88.0% of total retail sales for the thirteen and twenty-six weeks ended August 3, 2002, respectively. During the twenty-six weeks ended August 3, 2002, we began opening Right Start boutiques within existing Zany Brainy retail stores and as of September 16, 2002, we have opened 59 of these "store-in-a-store" additions. We anticipate that this will increase sales in non-holiday periods. For Zany Brainy retail stores, gross margin percent has decreased since the first quarter of Fiscal 2002 due primarily to a June 2002 clearance sale as well as increased freight and distribution costs. The FAO Schwarz stores' gross margin percent has increased for the thirteen and twenty-six weeks ended August 3, 2002, as a result of the buying and pricing synergies through the consolidation of our retail brands, offset partially by higher distribution costs,. For Zany Brainy and FAO Schwarz, distribution costs included in cost of goods sold represented 5.3% of retail net sales for the thirteen weeks ended August 3, 2002 compared to 5.8% for the thirteen weeks ended May 4, 2002. Operating expenses as a percentage of sales have remained consistent for Zany Brainy retail and FAO Schwarz retail stores for the thirteen and twenty-six weeks ended August 3, 2002.

        Included in Zany Brainy retail sales for the twenty-six weeks ended August 3, 2002 is $75,000 which relates to two stores closed during the period. FAO Schwarz retail sales included $1.9 million related to one store opened during the twenty-six weeks ended August 3, 2002.

        Consistent with the respective acquisition dates of September 5, 2001 and January 6, 2002, Zany Brainy and FAO Schwarz sales and operating results will become comparable in mid-third quarter of Fiscal 2002 and the end of the fourth quarter of Fiscal 2002, respectively.

Liquidity and Capital Resources

        We are primarily a toy retailer and anticipate that we will derive approximately 40% to 50% of our revenue and achieve all of our annual profitability in our fourth fiscal quarter. Consequently, we are dependent upon the use of our Amended and Restated Loan and Security Agreement with Wells Fargo Retail Finance, LLC (the "Bank") which combined the facilities we previously maintained separately for ZB Company, Inc., and for ourself and FAO Schwarz, Inc. (the "Consolidated Credit Facility"), to provide the necessary liquidity to fund our operations and capital expenditures through the first three quarters of the fiscal year.. The Consolidated Credit Facility matures April 30, 2005 and consists of (i) a standard revolving line of credit of up to $115 million under which borrowings bear interest, at our election, at an initial rate of 3.5% over the London Interbank Offered Rate ("LIBOR") or 1.50% over a base rate announced by Wells Fargo Bank from time to time, and (ii) an additional special term subline of up to $12 million under which borrowings bear interest at a rate of 7% per annum over the base rate announced by LaSalle National Bank, but not less than 12% per annum. As of September 16, 2002, the Wells Fargo Bank base rate was 4.75%. The Consolidated Credit Facility allows us to borrow up to 75% of accounts receivable not to exceed $7.5 million, plus 85% of the undrawn amount of letters of credit plus, (A) so long as the special term subline remains outstanding, (1) during the period between April 30, 2002 and October 31, 2002 up to 100% of the net retail liquidation value net of expenses ("NRLV") of our eligible inventory, (2) between October 31, 2002 and December 31, 2002 up to 95% of NRLV of our eligible inventory and (3) anytime thereafter 90% of NRLV of our eligible inventory based on a trailing 5 day average but never in excess of 95% of NRLV and (B) when the special term subline is no longer in effect, 87.5% of the NRLV of our eligible inventory through August 2002 and 85% of the NRLV of our eligible inventory thereafter. We refer to these calculations, which are done on a monthly basis, as the monthly inventory advance rates.

        At September 16, 2002, the amount available under the Consolidated Credit Facility was approximately $10.0 million. The amount we can borrow under the Consolidated Credit Facility is directly related to our inventory level and the applicable monthly inventory advance rate. Our inventory level remained fairly constant over the first six months of our fiscal year and the monthly inventory advance rates during this period ranged from approximately 65% to 71%. In the second half of the fiscal year we expect our inventories to increase substantially and our monthly inventory advance rates are scheduled to climb as high as 91.9%. During August 2002, we began accelerating our inventory orders to support holiday seasonal sales. A substantial amount of the August activity was in the form of import purchase orders that will be shipped from overseas under letters of credit. In September, we expect domestic inventory receipts to increase substantially and continue increasing through mid-November. The amount available under our Consolidated Credit Facility during this seasonal inventory build is expected to increase by more than our required cash outlays as the amount we can borrow is bolstered by the higher inventory receipts as well as from the increase in the monthly inventory advance rate for each month through November. The monthly advance rate in September is 75.1%; for October the advance rate is scheduled to increase to 81.9% which will mean that on the same inventory we will be able to borrow another 6.8%; in November the monthly inventory advance rate is scheduled to increase to 91.9% adding another 10.0% of our entire inventory to our availability. In December the monthly advance rate is scheduled to decrease to 84.5% and in January the advance rate will return to the 71% range. The majority of our trade receipts are due for payment thirty days after receipt of goods. This thirty days of trade credit support is integral to our liquidity during the seasonal inventory build. Trade credit permits us to purchase inventory without an immediate cash outlay. The inventory receipts provide added borrowing base capacity and availability to pay for the goods received thirty days earlier. We expect our outstanding balance on the Consolidated Credit Facility to reach its annual peak in mid-October. We expect sales receipts in November and December to reduce the outstanding balance with the Bank to its annual low by late December.

        In connection with the need to place letters of credit for import orders as well as begin an early inventory build, we found that the August and September monthly inventory advance rates stipulated by the Consolidated Credit Facility would be inadequate to meet our needs. Accordingly, Kayne Anderson Investment Management, Inc. ("KAIM") and Mr. Fred Kayne (each of which is an affiliate of the Company; KAIM is a major stockholder and Mr. Fred Kayne is a major stockholder and Chairman of the Board), agreed to supply letters of credit to the Bank in the aggregate amount of $13 million which increased our borrowing capacity. The Second Amendment to the Consolidated Credit Facility permits us to borrow from the Bank an amount equal to the aggregate face amount of the letters of credit in addition to the amounts that can be borrowed under the existing borrowing formula. In consideration for providing these letters of credit, the providers will be paid a 15% annualized return on the aggregate principal amount based on the number of days the letters of credit remain in effect. These letters of credit are due to be returned to the providers on November 8, 2002 so long as we achieve $7.5 million in minimum availability on November 1, 2002. If the minimum availability is not met on November 1, 2002, the letters of credit can be drawn upon by the Bank and the notes issued to the providers of the letters of credit will begin to bear interest at 8% per annum on an aggregate principal amount equal to the amount drawn and mature one year after the draw. Five year warrants issued to such providers would then also become effective for the purchase of up to 650,000 shares of our common stock at a price equal to $3.50 per share.

        The Consolidated Credit Facility contains an EBITDA covenant based on the business plan we provided the Bank at the beginning of our fiscal year. The first test is not due to be reported to the Bank until January 2003 for our year to date results through December 2002. Because all of our profitability is achieved in the fourth quarter of the year and more specifically in the months of November and December, we cannot as yet predict with certainty the results for the year. However, should we achieve the results projected for the second half according to our business plan then we would not meet the EBITDA covenant. Accordingly, over the next several months, we will discuss with the Bank certain modifications to the required covenants in order to remain in compliance. We believe that we have an excellent relationship with the Bank; however, if this effort is unsuccessful, we could be forced to repay amounts outstanding under the Consolidated Credit Facility and seek alternative working capital financing. There can be no assurance that alternate financing can be found or what the terms might be on any new facility that we may be able to negotiate.

        During the twenty-six weeks ended August 3, 2002, operating activities used $31.3 million of cash compared to providing $2.1 million in the comparable period of Fiscal 2001. In the current year period, investing activity consisted of $3.6 million for fixed asset additions and purchase price adjustments compared to $1.3 million for fixed asset additions for the prior year period. In May 2002, we sold

4.5 million shares of common stock at $6 per share and received net proceeds of $26.2 million. The net proceeds from this sale of common stock along with borrowings on our revolving lines of credit provided the primary source of funds for the current period.

        Our ability to fund our operations and maintain compliance with the Consolidated Credit Facility is dependent on our ability to generate sufficient cash flow from operations. With the acquisition of the Zany Brainy and FAO Schwarz businesses, the upcoming fourth quarter operating results are extremely important in determining the amount of liquidity and capital resources available for the next 12 months. We believe our current payment terms with our suppliers are less favorable than the terms extended to many of our competitors. Obtaining improved credit terms would provide us significant additional liquidity. We believe that our payment terms with our suppliers can be improved over time with profitable operating results and an improved balance sheet. We continually look for ways to improve operating results, increase inventory turnover and obtain more competitive payment terms from suppliers.

        Our expansion plans have changed with the acquisitions of the assets of Zany Brainy, Inc. and FAO Schwarz. We have currently suspended our search for stand alone Right Start locations, but we are in the process of opening Right Start stores within the four walls of our existing Zany Brainy stores. We believe that many of the existing Zany Brainy stores have excess floor space which will be better utilized by these "store-in-a-store" additions. We expect to open 130 of these by the first quarter of Fiscal 2003, of which 59 had been opened as of September 16, 2002. The capital outlay for a typical store-in-a-store averages approximately $25,000 per store.

        Upon completing the "store-in-a-store" expansion, we expect to open new "Combo Stores" that will contain both a Zany Brainy and a Right Start. We currently anticipate opening up to 20 to 30 Combo Stores in Fiscal 2003. The capital outlay for each combo store is expected to average approximately $400,000. Our ability to execute any expansion will be dependent on future operating results.

        We believe that cash flow from operations and borrowings under the Consolidated Credit Facility will provide sufficient liquidity to fund operations for the current fiscal year and Fiscal 2003. If, however, our upcoming fourth quarter results fall significantly short of our expectations, we may be required to obtain additional financing. There can be no assurance, however, that such additional financing would be available on terms favorable to the Company at such time or at all.

        On March 26, 2002, our outstanding shares of Series E Convertible Preferred Stock, Series F Convertible Preferred Stock, Series G Convertible Preferred Stock, Series H Contingent Convertible Preferred Stock and the remaining Series B Convertible Preferred Stock were converted to shares of our common stock.

        On September 6, 2002, we sent a notice of redemption to the holder of the Junior Convertible Note for a redemption price of $5.1 million which is 105% of the principal amount of, plus accrued and unpaid interest on, the Junior Convertible Note in accordance with the provisions of the agreement under which they were issued. Athanor Holdings, LLC has 45 days in which to elect to convert the Junior Convertible Note into common stock rather than have it redeemed. If Athanor does not elect to convert the Junior Convertible Note we may sell equity in order to redeem the Junior Convertible Note if we determine the price received would equal or exceed the conversion price of $1.43 per share. The Junior Convertible Note do not require us to redeem after sending the notice.

Impact of Inflation

        The impact of inflation on the results of operations has not been significant during our last three fiscal years.

Seasonality

        We are primarily a toy retailer and we anticipate we will derive approximately 40% to 50% of our revenue and achieve all of our annual profitability in our fourth quarter.

New Accounting Requirements

        On June 29, 2001, Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" was approved by the Financial Accounting Standards Board ("FASB"). SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. On an annual basis, and when there is reason to suspect that their values may have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. We adopted SFAS No. 142 on February 3, 2002. During the thirteen and twenty-six weeks ended August 3, 2002, we completed the first step of the transitional impairment analysis prescribed by SFAS No. 142. Based on the initial assessment of impairment, no impairment of goodwill existed as of February 3, 2002. Goodwill will continue to be tested on at least an annual basis.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This standard supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 retains the previously existing accounting requirements related to the recognition and measurement of the impairment of long-lived assets to be held and used, while expanding the measurement requirements of long-lived assets to be disposed of by sale to include discontinued operations. It also expands on the previously existing reporting requirements for discontinued operations to include a component of an entity that either has been disposed of or is classified as held for sale. We adopted SFAS No. 144 on February 3, 2002 and it did not have a material effect on our consolidated results of operations or financial position.

        In November 2001, the Emerging Issues Task Force ("EITF") reached a consensus on EITF No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)". FAO Schwarz, Inc.'s frequent shopper program awards customers with gift certificates based on certain levels of purchases between the months of January and December. These gift certificates may be redeemed to purchase merchandise between the months of April and September of the following year. These gift certificate liabilities are recorded as a reduction of revenue and a liability at the date of the initial sale based on the estimated amount of gift certificates to be issued once the minimum level of purchases is obtained. The FAO frequent shopper program was terminated in the second quarter of Fiscal 2002 with all of its liabilities being honored through September 2002. Our policy with respect to consideration given to a customer currently does not extend beyond coupons and the FAO frequent shopper program.

        In March 2002, the EITF reached a consensus on EITF No. 00-23, "Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25, Accounting for Stock Issued to Employees, and FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation". We have and will continue to issue stock options to our employees. If subsequent changes are made to the agreements, additional compensation may need to be recorded in accordance with EITF No. 00-23.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections", which is effective for fiscal years beginning after May 15, 2002 for provisions related to SFAS No. 4, effective for all transactions occurring after May 15, 2002 for provisions related to SFAS No. 13 and effective for all financial statements issued on or after May 15, 2002 for all other provisions of SFAS No. 145. The rescissions, amendments and corrections of SFAS No. 145 potentially impacting us generally relate to accounting for debt extinguishments and sale leaseback transactions. We believe that the adoption of SFAS No. 145 will not have a material effect on our financial condition or results of operations.

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses the financial accounting and reporting of expenses related to restructuring initiated after 2002, and applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts, and relocating plant facilities or personnel. Under SFAS No. 146, a company will record a liability for a cost associated with an exit or disposal activity when the liability is incurred and can be measured at fair value. The provisions of this Statement are effective prospectively for exit or disposal activities initiated after December 31, 2002. We do not have any current plans associated with SFAS No. 146.

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

        See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" above for a discussion of our debt obligations, the interest rates of which are linked to the prime rate or LIBOR. For every $1 million in debt outstanding under the Consolidated Credit Facility, an increase of 0.25% in our interest rate would cost us an additional $25,000 of interest expense per year. We have not entered into any derivative financial instruments to manage interest rate risk, currency risk or for speculative purposes and we are currently not evaluating the future use of these instruments.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

        We were sued by Oxygen Media, LLC ("Oxygen") in New York Supreme Court to recover the alleged value of cable television and internet media time allegedly provided or to be provided to us and RightStart.com Inc. The claim was based on a term sheet that expressly stated that it was non-binding and on the purported value of advertising services provided to RightStart.com Inc. Oxygen asserted that we and RightStart.com Inc. breached an express contractual obligation in the term sheet to negotiate in good faith to reach an agreement that would have provided Oxygen with cash and in-kind marketing services equal to $13 million. Oxygen also asserted that we and RightStart.com Inc. owe Oxygen $720,000 under an implied-in-fact contract or for services provided. We filed a counter-claim to recover the excess value of the services provided to Oxygen over any services provided by Oxygen and also brought a fraud claim seeking $58 million in damages. We filed a motion to dismiss Oxygen's complaint in the New York Supreme Court on the basis that the term sheet was non-binding by its terms and therefore may not be the basis of a breach of contract claim. A hearing was held on January 14, 2002, and on May 6, 2002 the Court granted our motion to dismiss Oxygen's $13 million claim. Oxygen amended its complaint to add Targoff-RS, LLC as a defendant and to include a $20 million fraud claim. We believe this claim is without merit. We cannot predict the outcome of this litigation but intend to pursue it vigorously.

Item 2. Changes in Securities and Use of Proceeds

        In May 2002, we sold 4.5 million shares of common stock at $6 per share and received net proceeds of approximately $26 million which we used for working capital purposes. The common stock was sold solely to accredited investors in reliance on Rule 506 of Regulation D.

Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibits

Exhibit Number	Description
10.1
First Amendment to Amended and Restated Loan and Security Agreement by and among FAO, Inc., FAO Schwarz, Inc., and ZB Company, Inc., as Borrowers and Wells Fargo Retail Finance, LLC, as Agent dated as of May 31, 2002.
10.2
Second Amendment to Amended and Restated Loan and Security Agreement by and among FAO, Inc., FAO Schwarz, Inc., and ZB Company, Inc., as Borrowers and Wells Fargo Retail Finance, LLC, as Agent dated August 15, 2002.
10.3	Assignment and Assumption dated as of September 10, 2002 among F.A.O., Inc. and FAO, Inc.
10.4	Secured Note dated as of July 3, 2002 payable to FAO, Inc. by Jerry R. Welch in the aggregate principal amount of $500,000.
10.5	Security Agreement dated as of August 15, 2002 by and among FAO, Inc., FAO Schwarz, Inc., and ZB Company, Inc. and Kayne Anderson Capital Advisors, L.P., as Agent and Fortune Twenty-Fifth, Inc.
10.6
Equipment Note dated as of August 15, 2002 by FAO, Inc., FAO Schwarz, Inc. and ZB Company, Inc. for the benefit of Kayne Anderson Capital Advisors, L.P. in the aggregate principal amount of up to $9,000,000. (1)
10.7	Form of Option Agreement for 2001 Stock Incentive Plan.
99.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)
A substantially identical note was issued to Fortune Twenty-Fifth, Inc. in the aggregate principal amount of $1,500,000. Allonges were added to these notes as of September 16, 2002 increasing the aggregate principal amount of all such notes to up to $13,000,000.

(b)
Reports on Form 8-K

        The following reports on Form 8-K were filed during the Company's quarter ended August 3, 2002.

        On May 6, 2002, the Company filed its Form 8K/A amending its Current Report on Form 8-K, dated March 26, 2002 (filed May 1, 2002), to amend the exhibit containing the Company's Amended and Restated Loan and Security Agreement with Wells Fargo Retail Finance, LLC.

        On June 5, 2002, the Company filed its Current Report on Form 8-K which reported under Item 4 the dismissal of Arthur Andersen LLP as its independent accountant and appointment of KPMG LLP as its new independent accountant.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.

FAO, INC.

Date: September 17, 2002	/s/ JERRY R. WELCH Jerry R. Welch Chief Executive Officer and President
Date: September 17, 2002	/s/ RAYMOND P. SPRINGER Raymond P. Springer Chief Financial Officer

        I, Jerry R. Welch, certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of FAO, Inc. (the "Company");

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report.

Date: September 17, 2002	/s/ Jerry R. Welch Jerry R. Welch Chief Executive Officer and President

        I, Raymond P. Springer, certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of FAO, Inc. (the "Company");

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report.

Date: September 17, 2002	/s/ Raymond P. Springer Raymond P. Springer Chief Financial Officer (Principal Accounting and Financial Officer)

QuickLinks

FAO, INC. INDEX TO FORM 10-Q FOR THE THIRTEEN AND TWENTY-SIX WEEK PERIOD ENDED AUGUST 3, 2002
FAO, INC. CONSOLIDATED BALANCE SHEETS (unaudited)
FAO, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
FAO, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
FAO, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Use of Proceeds
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES