Form 10-Q
period 2002-11-02
FAO INC
filed 2002-12-17
CIK 878720

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

Form 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 2, 2002
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 0-19536

FAO, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-3971414 (I.R.S. Employer Identification No.)
2520 Renaissance Blvd., King of Prussia, PA 19406 (Address of principal executive offices) (Zip Code)
(610) 292-6600 (Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report.)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

        Common Stock Outstanding as of December 13, 2002: 38,513,440 shares.

FAO, INC.

INDEX TO FORM 10-Q
FOR THE THIRTEEN AND THIRTY-NINE WEEK PERIODS
ENDED NOVEMBER 2, 2002

FAO, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)
(dollars in 000's, except for share and per share data)

	November 2, 2002	February 2, 2002
ASSETS
Current assets:
Cash and cash equivalents	$4,521	$2,811
Accounts and other receivables, net	10,183	14,966
Merchandise inventories	184,303	118,762
Prepaid catalog expenses	1,012	81
Other current assets	13,784	5,106

Total current assets	213,803	141,726

Noncurrent assets:
Property, fixtures and equipment, net	33,886	31,168
Deferred income tax benefit	1,400	1,400
Goodwill	4,578	4,578
Other noncurrent assets	3,733	2,564

Total noncurrent assets	43,597	39,710

	$257,400	$181,436

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$59,483	$21,014
Mandatorily Redeemable Preferred Stock	—	2,910
Accrued expenses	18,965	16,548
Accrued salaries and wages	8,163	11,098
Current portion of long term debt	1,228	959
Equipment Notes	13,000	—
Acquisition Obligations	—	5,000

Total current liabilities	100,839	57,529

Revolving Line of Credit	117,873	53,472
Equipment Note	523	1,503
Deferred rent	2,964	1,591
Subsidiary Subordinated Notes	16,175	15,972
Junior Convertible Note	—	4,900

Total liabilities	238,374	134,967

Commitments and contingencies
Stockholders' equity:
Series B Preferred Stock	—	188
Series E Preferred Stock	—	11,919
Series F Preferred Stock	—	3,996
Series G Preferred Stock	—	5,500
Series H Preferred Stock	—	20,000
Common stock and paid in capital (75,000,000 shares authorized at $0.001 par value; 38,513,440 and 12,965,501 issued and outstanding, respectively)	157,552	84,305
Accumulated deficit	(138,526)	(79,439)

Total stockholders' equity	19,026	46,469

	$257,400	$181,436

See accompanying notes to consolidated financial statements

FAO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(dollars in 000's, except for share and per share data)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2, 2002	November 3, 2001	November 2, 2002	November 3, 2001
Net sales:
Retail	$83,318	$57,150	$256,029	$80,187
Direct to customer	4,773	1,009	8,849	1,009
Shipping and handling revenues	1,202	194	2,271	194
Sales to Targoff-RS, LLC	—	265	—	265
Sales to RightStart.com, Inc.	—	—	—	3,207

	89,293	58,618	267,149	84,862
Costs and expenses:
Cost of goods sold, including distribution costs	54,517	36,777	160,239	49,226
Cost of shipping and handling	874	263	2,185	263
Cost of goods sold to Targoff-RS, LLC	—	265	—	265
Cost of goods sold to RightStart.com, Inc.	—	—	—	3,207

Gross profit	33,902	21,313	104,725	31,901

Selling, general and administrative expenses:
Operating expense	21,950	12,278	63,005	17,699
Occupancy expense	21,172	10,405	61,969	13,933
Marketing and advertising expense	2,184	792	6,064	1,053
General and administrative expense	7,241	4,377	19,997	6,505
Pre-opening costs	42	77	207	260
Depreciation and amortization expense	1,788	1,088	4,813	2,378

	54,377	29,017	156,055	41,828

Operating loss	(20,475)	(7,704)	(51,330)	(9,927)
Interest expense, net	3,414	2,219	7,801	2,637

Loss before income taxes	(23,889)	(9,923)	(59,131)	(12,564)
Income tax provision (benefit)	(233)	12	(134)	37

Net loss	$(23,656)	$(9,935)	$(58,997)	$(12,601)

Basic and diluted loss per share:
Net loss per share	$(0.66)	$(4.07)	$(2.55)	$(5.29)

Weighted average number of common shares outstanding	35,760,962	7,260,798	23,179,659	6,165,116

See accompanying notes to consolidated financial statements

FAO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)
(dollars in 000's)

	Thirty-Nine Weeks Ended
	November 2, 2002	November 3, 2001
Cash flows from operating activities:
Net loss	$(58,997)	$(12,601)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,813	2,378
Deferred rent	1,373	24
Non-cash compensation	—	37
Amortization of debt issuance costs	335	—
Non-cash interest	340	817
Store closing expense	—	8
Change in assets and liabilities affecting operations	(36,165)	(35,477)

Net cash used in operating activities	(88,301)	(44,814)

Cash flows from investing activities:
Additions to property, fixtures and equipment	(6,363)	(1,913)
Investment in Zany Brainy, net of cash acquired	—	(14,678)
Purchase price adjustments	(1,117)	(200)

Net cash used in investing activities	(7,480)	(16,791)

Cash flows from financing activities:
Net borrowings on revolving line of credit	64,401	43,781
Increase in bank overdraft	2,733	—
Proceeds from issuance of Equipment Notes	13,000	—
Payments on notes payable, Acquisition Obligations and capital leases	(5,711)	(200)
Redemption of Mandatorily Redeemable Preferred Stock	(3,000)	—
Proceeds from sale of common stock	26,147
Proceeds from issuance of Series E and G preferred stock	—	17,419
Proceeds from sale of junion subordinated convertible pay-in-kind notes	—	4,900
Payments of financing costs	(458)	(690)
Proceeds from exercise of stock options and warrants	379	—

Net cash provided by financing activities	97,491	65,210

Net increase in cash and cash equivalents	1,710	3,605
Cash and cash equivalents at beginning of period	2,811	254

Cash and cash equivalents at end of period	$4,521	$3,859

See accompanying notes to consolidated financial statements

FAO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1: Description of Business and Significant Accounting Policies

        FAO, Inc. (formerly known as The Right Start, Inc., and referred to herein as "FAO," "we," "us," "our," the "Company" and similar designations) operates 255 retail stores (169 Zany Brainy stores, 61 Right Start stores, 23 FAO Schwarz stores and two temporary outlet stores) in 32 states throughout the United States as of December 16, 2002 and operated 257 retail stores (70 Right Start stores and 187 Zany Brainy stores) as of November 3, 2001. The stores' product mix includes a wide variety of items to meet the needs of infants, small children and their care givers and children through age 12 presented in three distinct formats identified by the brands FAO Schwarz, The Right Start and Zany Brainy.

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

FAO Schwarz

        On January 6, 2002, FAO Schwarz, Inc. (fka Toy Soldier, Inc.) ("FAO Schwarz"), our wholly owned subsidiary, completed the acquisition of certain assets (and assumed liabilities of approximately $9.0 million) of KBB Retail Assets Corp. (fka FAO Schwarz) ("KBB"), including its Fifth Avenue store in New York and 21 other stores throughout the United States, and the assets of its affiliate Quality Fulfillment Services, Inc. The acquisition was funded through the issuance of contingent convertible preferred stock (since converted) and the issuance of $15.7 million (reduced from its original amount of $18.0 million pursuant to its terms) in aggregate principal amount of FAO Schwarz's 8% Subordinated Notes due 2005.

        We currently operate an FAO Schwarz store in Chicago under an operating agreement with KBB. Under the terms of the agreement we are entitled to receive a monthly reimbursement for any monthly shortfall when expenses exceed net sales. During the thirteen and thirty-nine week periods ended November 2, 2002, we received reimbursements of $552,000 and $1.7 million, respectively. Expenses used in the monthly reimbursement calculation are limited based on the gross margin realized in the Chicago store, as defined. Reimbursable expenses are expenses incurred exclusively by the Chicago store as well as an allocable monthly amount of variable overhead defined as 1/12 of 6.5% of annual net sales. These reimbursements are recorded as reductions of operating expenses in the accompanying consolidated statements of operations. The Chicago store recorded net sales for the thirteen and thirty-nine week periods ended November 2, 2002 of $2.0 million and $5.2 million, respectively, which are included in our retail net sales during those periods. In November 2002, we received notice of termination from KBB of the operating agreement effective January 20, 2003. We will operate the Chicago store through the end of December and then, pursuant to an amendment to the operating agreement with KBB, effect an orderly closing of the store during the month of January 2003. At the inception of the operating agreement with KBB in January 2002, FAO Schwarz, Inc. issued an 8% Subordinated Note to KBB in connection with the purchase of inventory necessary to operate the Chicago store in an aggregate principal amount of $1.5 million (the "Chicago Note") which was due upon closure of the Chicago store. In connection with the planned closure, KBB agreed to reduce the aggregate principal amount of the Chicago Note to $1.0 million due in three monthly installments beginning in January 2003 with a balloon payment in December 2003. As consideration for this amendment we agreed to issue warrants to KBB to purchase 50,000 shares of our common stock at an exercise price of $1.90 per share upon approval by our board.

        In September 2002, we agreed to operate an FAO Schwarz store in San Diego under an operating agreement with KBB. We are entitled to receive a monthly reimbursement for our occupancy costs related to the store, pre-opening costs, closing costs, certain freight costs and limited overhead costs. During the thirteen week period ended November 2, 2002, we received reimbursements of $150,000. The San Diego store recorded net sales for the thirteen week period ended November 2, 2002, of $36,000, which are included in our retail net sales during that period. The agreement terminates in September 2003.

        On September 10, 2002, we entered into a services agreement with a subsidiary of New Roads, Inc. ("New Roads") with respect to our direct-to-customer order taking and fulfillment services business. Concurrently we sold the related assets involved in servicing that business to New Roads' subsidiary. New Roads is responsible for processing all our catalog orders and fulfilling and shipping both our catalog and online orders. We remain responsible for all our other customer service functions.

Zany Brainy

        On September 5, 2001, ZB Company, Inc., our wholly-owned subsidiary, completed the acquisition of substantially all of the assets of Zany Brainy, Inc., including 169 retail stores (and inventory in an additional 18 stores that were closed) in 34 states through a sale of assets and assignment of liabilities pursuant to sections 363 and 365 of the U.S. Bankruptcy Code. As consideration, ZB Company, Inc. agreed to pay the following: $7.5 million in cash and 1.1 million shares of our common stock to the Zany Brainy estate for the benefit of the unsecured creditors; $65.8 million (excluding renewed letters of credit) to the Zany Brainy, Inc. Debtor in Possession lender paid at the closing from the proceeds of a Loan and Security Agreement between Wells Fargo Retail Finance, LLC (the "Bank") and ZB Company, Inc., dated September 5, 2001 (the "ZB Credit Facility"); $1.1 million in bankruptcy-related professional fees that had been incurred prior to closing; $2.1 million paid into an escrow at the closing for Zany Brainy, Inc. management retention bonuses; and certain lesser amounts of which collective amount $4.2 million was offset by payments due to investors from the estate. Additionally, ZB Company, Inc. assumed certain other liabilities of approximately $39.5 million consisting of post-petition trade payables, settlement amounts, other bankruptcy-related professional fees, sales and payroll taxes, accrued salaries and employee benefit obligations and customer gift certificates and merchandise credits. The Company financed the Zany Brainy asset acquisition with the issuance of common stock and the proceeds from the issuance of contingent convertible preferred stock (since converted), contingent convertible notes (since converted) and the ZB Credit Facility.

        We also agreed to reimburse the Zany Brainy, Inc. creditors for up to $1 million of costs incurred by the creditors related to professional services. All such amounts paid represented additional purchase price. During the thirteen and thirty-nine week periods ended November 2, 2002, we paid $0 and $600,000, respectively. As of November 2, 2002, we believe that the only obligation to the Zany Brainy, Inc. estate is for additional taxes in the amount of $89,000 although the estate claims that we owe it for taxes it has discovered in the amount of approximately $376,000.

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

Operating Results and Liquidity

        We obtain our cash for operations from cash flow from operations and availability from the $127 million credit facility (the "Consolidated Credit Facility") entered into by us, FAO Schwarz, Inc., ZB Company, Inc. and the Bank.

        The amount we can borrow under the Consolidated Credit Facility is directly related to our inventory level and the applicable monthly inventory advance rate. Our liquidity during the third quarter was restricted due to the amount by which we increased our inventory levels to prepare for the holiday selling season coupled with the lack of normal vendor terms. During August 2002, we began accelerating our inventory orders to support holiday seasonal sales. A substantial amount of the August activity was in the form of import purchase orders that were shipped from overseas under letters of credit. In connection with the need to place letters of credit for import orders as well as begin an early inventory build, we found that our vendor terms and the August and September monthly inventory advance rates stipulated by the Consolidated Credit Facility would be inadequate to meet our needs. Accordingly, Kayne Anderson Investment Management, Inc. ("KAIM") and Fortune Twenty-Fifth, Inc. (each of which is an affiliate of the Company; KAIM is a major stockholder and Fortune Twenty-Fifth, Inc. is controlled by Mr. Fred Kayne who is a major stockholder and Chairman of the Board), agreed to supply letters of credit to the Bank in the aggregate principal amount of $13 million, which increased our borrowing capacity. A second amendment to the Consolidated Credit Facility permitted us to borrow from the Bank an amount equal to the aggregate stated amount of the letters of credit in addition to the amounts that could be borrowed under the existing borrowing formula. In consideration for providing these letters of credit, which were fully cash collateralized, the providers were to be paid a 15% annualized return on the aggregate principal amount through November 8, 2002. These letters of credit were due to be returned to the providers on November 8, 2002, if we achieved $7.5 million in minimum availability under the Consolidated Credit Facility on November 1, 2002. Our reimbursement obligations under these letters of credit were secured by our one-year notes bearing interest at 8% per annum, by our equipment and by warrants to purchase up to 650,000 shares of our common stock if the letters of credit were not returned. If the notes were not repaid, the warrants were to accumulate over time at a rate designed to provide an additional yield of 12% per annum based on a Black-Scholes calculation of the value of the warrants, or for a cash equivalent at our discretion. On October 8, 2002, those notes and warrants were cancelled and the holders used the cash collateral from the letters of credit to purchase substantially similar notes (the "Equipment Notes") and five-year warrants to purchase 650,000 shares of our common stock with an exercise price equal to $2.40 per share. On November 21, 2002, the holders agreed to accept repayment of $5 million of the Equipment Notes on or after November 22, 2002, and defer payment on the remaining Equipment Notes until December 1, 2003. The Equipment Notes are due December 1, 2003, however the Bank currently will not permit repayment prior to December 31, 2003. In addition, the warrants were amended to vest immediately in light of the extension of the maturity of the Equipment Notes by more than one year.

        During the month of November 2002, the Bank implemented additional availability reserves in the amount of $10 million. In November, our borrowing base was substantially higher than the maximum loan commitment and therefore the new availability reserves had no adverse affect on our ability to borrow fully under the current maximum loan commitment. In December 2002, as inventory is sold down, our borrowing base will decrease below the maximum commitment amount at which point our ability to borrow will be less than management had anticipated. The additional reserves were initiated at the request of Hilco Capital LP, a lender under the special subline portion of the Consolidated Credit Facility. Under the special subline, Hilco Capital and KAIM affiliates have commited to lend up to $12 million provided that our total borrowings do not exceed a specified percentage of our eligible inventory but in all cases in excess of the percentage of eligible inventory against which the Bank will lend. Hilco Capital's intercreditor agreement with us and the Bank permitted Hilco to demand additional reserves.

        In November 2002, we also entered into a third amendment to the Consolidated Credit Facility which added a covenant limiting our effective advance rate (i.e. the outstanding borrowings and stated amounts of letters of credit issued thereunder in an aggregate amount in excess of $1 million divided by the cost value of our eligible inventory) to amounts that decrease on a weekly basis through December 27, 2002, to 35%. This rate remains in effect after December 27, 2002, until a new effective advance rate schedule is determined with the Bank in connection with our business plan for Fiscal 2003.

        The special subline is considered an outstanding borrowing under the Consolidated Credit Facility for purposes of determining compliance with our effective advance rate, while borrowing from a subordinated lender would not be. In order to meet our effective advance rate covenant after December 27, 2002, we need to replace the existing special subline with a subline that consists of such subordinated borrowings. If we are unsuccessful in replacing the special subline (1) we may be unable to meet our effective advance rate covenant while paying amounts we owe, (2) a more restrictive lending formula will come into effect on January 1, 2003, which also severely restricts our liquidity and (3) Hilco will prevent removal of the new reserves. The special subline may be terminated and replaced without costs to us other than payment of fees that have been earned in advance, including $1.7 million that will be earned on December 31, 2002. We have had discussions with several potential replacement lenders, however, there can be no assurance that our efforts will be successful in time for us to meet our effective advance rate, avoid the additional fees, or at all. Our inability to reduce our outstanding borrowings to the Bank's borrowing limit could cause the entire borrowing under the Consolidated Credit Facility to be due and immediately payable. Without another funding source, this would impact our ability to continue as a going concern.

        The Consolidated Credit Facility contains an EBITDA covenant based on the business plan we provided the Bank at the beginning of the year ending February 1, 2003 ("Fiscal 2002"). The first test is not due to be reported to the Bank until January 2003 for our year to date results through December 2002. Our EBITDA for Fiscal 2002 is not projected to rise to the levels we projected at the beginning of Fiscal 2002. As a result, in December 2002, we negotiated a waiver to the Consolidated Credit Facility that, among other things, waived compliance with this covenant for Fiscal 2002.

        In December 2002, FAO Schwarz, Inc. and KBB agreed that FAO Schwarz, Inc. could pay, and it did pay, interest on its 8% Subordinated Notes due 2005 owing to KBB through the issuance of additional notes in the aggregate principal amount of $629,222. In connection therewith, we agreed to issue to KBB five-year warrants to purchase 50,000 shares of our common stock at an exercise price of

$1.90 per share. Additionally, KBB agreed to reduce the aggregate principal amount of the Chicago Note to $1.0 million due in three monthly installments beginning in January 2003 with a balloon payment in December 2003. As consideration for this amendment we agreed to issue warrants to KBB to purchase 50,000 shares of our common stock at an exercise price of $1.90 per share in addition to the warrants issued in connection with the capitalization of interest noted above.

        At December 13, 2002, the amount available for borrowing under the Consolidated Credit Facility was approximately $1.0 million, which is being restricted by the effective advance rate covenant as well as the new availability reserves. Without these borrowing restrictions, our availability would have been $23.1 million. We have contacted the Bank to obtain relief from the effective advance rate covenant borrowing restrictions. If the Bank refuses to provide the requested relief we may be required to seek protection under bankruptcy laws.

        The accompanying financial statements have been prepared assuming that we will continue as a going concern and therefore to not include any adjustment relating to the recoverability and classification of asset and liability carrying amounts. We cannot assure you that adjustments will not become necessary in the future.

Accounting Policies

        There have been no changes in our significant accounting policies as set forth in our financial statements for the year ended February 2, 2002 ("Fiscal 2001"). These unaudited consolidated financial statements as of November 2, 2002, and for the thirteen and thirty-nine week periods then ended have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission (the "Commission"). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for Fiscal 2001. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Distribution costs have been reclassified to cost of goods sold for the thirteen and thirty-nine week periods ended November 3, 2001, in order to conform prior year amounts to the current year presentation.

Seasonality

        Operating results for the thirteen and thirty-nine week periods ended November 2, 2002, are not indicative of the results that may be expected for the year ending February 1, 2003 because we are primarily a toy retailer and anticipate we will derive approximately 40% to 50% of our revenue from our fourth quarter.

Vendor Incentives

        For the thirteen and thirty-nine week periods ended November 2, 2002, we had marketing and advertising expenses of $2.2 million and $6.1 million, respectively, which is net of $0.8 million and $4.1 million, respectively, in vendor incentives. Cost of goods sold for the thirteen and thirty-nine week periods ended November 2, 2002, included an offset of $0.6 million and $2.3 million, respectively, in vendor incentives.

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

	Thirteen weeks ended		Thirty-nine weeks ended
	November 2, 2002	November 3, 2001	November 2, 2002	November 3, 2001
	(in 000's, except for share and per share data)
Net loss	$(23,656)	$(9,935)	$(58,997)	$(12,601)
Less:
Preferred stock accretion	—	(104)	(90)	(301)
Beneficial conversion feature on Series E, F and G preferred stock	—	(19,423)	—	(19,423)
Series D preferred dividends	—	(90)	—	(269)

Basic and diluted loss available to common stockholders	$(23,656)	$(29,552)	$(59,087)	$(32,594)

Weighted average common shares, basic and diluted (1)	35,760,962	7,260,798	23,179,659	6,165,116
Loss per share, basic and diluted	$(0.66)	$(4.07)	$(2.55)	$(5.29)

(1)
Weighted average shares outstanding is calculated based on the number of shares outstanding on each day throughout the period.

        Certain of our securities were not included in the computation of diluted loss per share for the thirteen and thirty-nine week periods because to do so would have been antidilutive for the periods presented. Such securities include:

	Common Stock Equivalents at:
Securities	November 2, 2002	November 3, 2001
Options	5,764,265	5,183,125
Series B Preferred Stock	—	550,000
Series C Preferred Stock	—	1,866,650
Series D Preferred Stock	—	2,334,800
Series E Preferred Stock	—	8,334,836
Series F Preferred Stock	—	1,800,000
Series G Preferred Stock	—	2,200,000
Warrants	1,066,500	479,000
Junior Convertible Notes	—	3,426,573

NOTE 3: Supplemental Disclosure of Cash Flow Information

        Interest paid amounted to $6.0 million and $1.6 million for the thirty-nine week periods ended November 2, 2002, and November 3, 2001, respectively. Cash paid for income taxes was $108,000 and $18,000 for the thirty-nine week periods ended November 2, 2002, and November 3, 2001, respectively.

        Changes in assets and liabilities which decreased cash used in operating activities are as follows:

	Thirty-nine weeks ended
(in 000's)	November 2, 2002	November 3, 2001
Accounts and other receivables	$4,783	$(3,632)
Merchandise inventories	(65,541)	(35,660)
Prepaid catalog expenses	(931)	(316)
Acquisition Costs	—	(263)
Other current assets	(8,678)	(5,370)
Other noncurrent assets	(1,097)	(339)
Accounts payable	35,736	9,887
Accrued expenses	2,498	(1,173)
Accrued salaries and wages	(2,935)	1,389

	$(36,165)	$(35,477)

        Non-cash investing and financing activities:

	Thirty-nine weeks ended
(in 000's)	November 2, 2002	November 3, 2001
Conversion of Series B Preferred Stock to common stock	$188	$—
Conversion of Series E Preferred Stock to common stock	11,919	—
Conversion of Series F Preferred Stock to common stock	3,996	—
Conversion of Series G Preferred Stock to common stock	5,500	—
Conversion of Series H Preferred Stock to common stock	20,000	—
Conversion of senior subordinated convertible pay-in-kind notes	—	3,187
Conversion of junior subordinated convertible pay-in-kind notes	4,900	—
Preferred dividend accretion	90	301
Issuance of common stock in connection with ZB acquisition	—	3,245
Issuance of Series F preferred stock in connection with Targoff-RS, LLC acquisition	—	3,996
Dividends issued on Series D preferred stock		180
Preferred dividend payable	—	89
Notes issued for interest due on senior subordinated convertible pay- in-kind notes	—	120
Notes issued for interest due on junior subordinated convertible pay- in-kind notes	219	—

NOTE 4: New Accounting Pronouncements

        On June 29, 2001, Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" was approved by the Financial Accounting Standards Board ("FASB"). SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. On an annual basis, and when there is reason to suspect that their values may have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. We adopted SFAS No. 142 effective February 3, 2002. During the twenty-six week period ended August 3, 2002, we completed the first step of the transitional impairment analysis prescribed by SFAS No. 142. Based on the initial assessment of impairment, no impairment of goodwill existed as of February 3, 2002.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This standard supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 retains the previously existing accounting requirements related to the recognition and measurement of the impairment of long-lived assets to be held and used, while expanding the measurement requirements of long-lived assets to be disposed of by sale to include discontinued operations. It also expands on the previously existing reporting requirements for discontinued operations to include a component of an entity that either has been disposed of or is classified as held for sale. We adopted SFAS No. 144 on February 3, 2002, and it did not have a material effect on our consolidated results of operations or financial position. Based upon the results for our fourth quarter of Fiscal 2002, management may consider various business alternatives which could result in an impairment of value of some of our assets.

        In November 2001, the Emerging Issues Task Force ("EITF") reached a consensus on EITF No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of

the Vendor's Products)." FAO Schwarz, Inc.'s frequent shopper program awarded customers with gift certificates based on certain levels of purchases between the months of January and December. These gift certificates could be redeemed to purchase merchandise between the months of April and September of the following year. These gift certificate liabilities were recorded as a reduction of revenue and a liability at the date of the initial sale based on the estimated amount of gift certificates to be issued once the minimum level of purchases is obtained. The FAO frequent shopper program was terminated in the second quarter of Fiscal 2002 with all of its liabilities being honored through September 2002. Our policy with respect to consideration given to a customer currently does not extend beyond coupons and the FAO frequent shopper program.

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

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections", which is effective for fiscal years beginning after May 15, 2002 for provisions related to SFAS No. 4, effective for all transactions occurring after May 15, 2002 for provisions related to SFAS No. 13 and effective for all financial statements issued on or after May 15, 2002 for all other provisions of SFAS No. 145. The rescissions, amendments and corrections of SFAS No. 145 potentially impacting us generally relate to accounting for debt extinguishments and sale leaseback transactions. The adoption of SFAS No. 145 did not have a material effect on our financial condition or results of operations.

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses the financial accounting and reporting of expenses related to restructurings initiated after 2002, and applies to costs associated with an exit activity (including a restructuring) or with the disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts, and relocating plant, facilities or personnel. Under SFAS No. 146, a company will record a liability for a cost associated with an exit or disposal activity when the liability is incurred and can be measured at fair value. The provisions of this Statement are effective prospectively for exit or disposal activities initiated after December 31, 2002.

        Following the holiday selling season we will critically review our store operating plan. Decisions to be made by management regarding future operations may generate the need for charges associated with SFAS Nos. 144 and 146.

NOTE 5: Segment Information

        At November 2, 2002, and November 3, 2001, we operated in two reportable segments: Direct to customer, which includes online and catalog operations, and Retail, which includes activities related to our retail stores.

        The accounting policies of the segments are the same as those described in the summary of significant accounting policies. We evaluate performance based on profit or loss from operations before income taxes.

        We allocate costs for certain services provided by the Retail segment to the Direct to customer segment.

        Our reportable segments have operations that offer the same or similar products but have a different method of delivery to their customers.

        Segment information for the thirteen week period ended November 2, 2002, is as follows:

(in 000's)	Direct to Customer	Retail	Total
Net sales	$5,975	$83,318	$89,293
Income (loss) before income taxes	(945)	(22,944)	(23,889)
Total assets	12,784	244,616	257,400

        Segment information for the thirty-nine week period ended November 2, 2002 is as follows:

(in 000's)	Direct to Customer	Retail	Total
Net sales	$11,120	$256,029	$267,149
Loss before income taxes	(1,716)	(57,415)	(59,131)
Total assets	12,784	244,616	257,400

        Segment information for the thirteen week period ended November 3, 2001 is as follows (Direct-to-Customer operations reflect activity for September and October 2001 only):

(in 000's)	Direct to Customer	Retail	Total
Net sales	$1,203	$57,150	$58,353
Loss before income taxes	(37)	(9,886)	(9,923)
Total assets	820	194,462	195,282

        Prior to September 2001, we operated in only one reportable segment, Retail. Accordingly, the only segment reporting is for the thirteen weeks ended November 3, 2001.

NOTE 6: Related Party Transactions

        The Athanor Holdings, LLC investment agreement with us, entered into in connection with the Zany Brainy, Inc. asset acquisition, required that we acquire Targoff-RS, LLC which had acquired in a private foreclosure sale assets including the online business, "www.RightStart.com", and the Right Start catalog business. We purchased Targoff-RS, LLC and its debt (held in part by Mr. Fred Kayne, Mr. Richard Kayne and affiliates of KAIM) at a price of $4 million through the issuance of 1,800 shares of our Series F Convertible Preferred Stock (the "Series F Preferred Stock"). The Series F Preferred Stock was converted into 1.8 million shares of our common stock at an imputed price of approximately $2.22 per share on March 26, 2002. Messrs. Kayne serve on our board of directors. Mr. Richard Kayne is the President, Chief Executive Officer and a Director of KAIM, and the principal stockholder of its parent company.

        On September 5, 2001, we sold 2,200 shares of our Series G Convertible Preferred Stock (the "Series G Preferred Stock") for $5.5 million in cash to Mr. Fred Kayne and affiliates of KAIM which shares were converted into 2.2 million shares of our common stock at an imputed price of approximately $2.50 per share on March 26, 2002.

        An affiliate of KAIM has provided certain management services to us and charged us for such services. Annual management fees of $75,000 were paid for such services in the first half of Fiscal 2001. As of August 2001, we ceased to receive such management services.

        In November 2001, KAIM investment affiliates and Mr. Fred Kayne provided the Bank, as agent under our then existing credit facility, with a $5 million letter of credit on behalf of ZB Company, Inc.

In consideration for providing the letter of credit, we issued to Mr. Fred Kayne and affiliates of KAIM five-year warrants to purchase 100,000 shares of our common stock at a price of $3.50 per share. The Bank returned the letter of credit in January 2002 in accordance with its terms.

        In April 2002, KAIM affiliates purchased a $2 million participation in the special term subline portion of the Consolidated Credit Facility.

        In July 2002, we provided a $500,000 loan to our chief executive officer, Jerry R. Welch, in connection with his relocation from our former corporate offices in southern California to our current headquarters in King of Prussia, Pennsylvania. The loan is secured by stock options he holds for the purchase of 1,727,548 shares of our common stock and the proceeds of a life insurance policy in the amount of $10 million. Additionally, Mr. Welch must pay interest on the loan at maturity at the same rate as the interest rate on the Consolidated Credit Facility and the loan is due in July 2004. Mr. Welch is required to prepay the loan with the after-tax proceeds of any sale of our common stock received upon exercise of the pledged stock options. In addition, upon the occurrence of certain events leading to the termination of Mr. Welch's employment, the loan will become immediately due and payable in full.

        In August 2002, KAIM and Mr. Fred Kayne provided the Bank with $10.5 million in letters of credit on behalf of FAO, Inc. In September 2002, an additional $2.5 million in letters of credit were provided for a total of $13.0 million. The cash collateralizing the letters of credit was used to purchase Equipment Notes and five-year warrants to purchase 650,000 shares of our common stock at a price of $2.40 per share. In November 2002, the holders agreed to accept payment on $5 million in aggregate principal amount of the Equipment Notes and defer maturity on the remainder until December 2003 (see Note 1).

        On October 14, 2002, Athanor Holdings, LLC converted its 4% Junior Convertible Note due 2004 ("Junior Convertible Note") issued in connection with our acquisition of the assets of Zany Brainy, Inc. into 3,486,627 shares of our common stock.

        In October 2002, our Board of Directors created a Special Committee consisting of independent directors charged with reviewing and approving or disapproving all affiliate transactions.

        In December 2002, FAO Schwarz, Inc. and KBB agreed that FAO Schwarz, Inc. could pay and it did pay interest on its 8% Subordinated Notes due 2005 owing to KBB through the issuance of additional notes in the aggregate principal amount of $629,222. In connection therewith, we agreed to issue to KBB five-year warrants to purchase 50,000 shares of our common stock at an exercise price of $1.90 per share. Additionally, KBB agreed to reduce the aggregate principal amount of the Chicago Note to $1.0 million due in three monthly installments beginning in January 2003 with a balloon payment in December 2003. As consideration for this amendment, we agreed to issue warrants to KBB to purchase 50,000 shares of our common stock at an exercise price of $1.90 per share in addition to the warrants issued in connection with the capitalization of interest noted above.

NOTE 7: Other Developments

Contingencies

        We and Targoff-RS, LLC were sued by Oxygen Media, LLC ("Oxygen") in New York Supreme Court to recover the alleged value of cable television and internet media time allegedly provided or to be provided to us and RightStart.com Inc. We filed a counter-claim to recover the excess value of the services provided to Oxygen over any services provided by Oxygen and both sides made fraud claims. We have agreed in principle on a confidential settlement with Oxygen without admission by either side as to the correctness of its position. The settlement agreement, if completed, would not materially adversely affect our operating results.

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

Debt and Preferred Stock

        On March 26, 2002, at a special meeting of shareholders the conversion feature of our Series E Convertible Preferred Stock, Series F Preferred Stock, Series G Preferred Stock and Series H Contingent Convertible Preferred Stock and our Junior Convertible Note was approved. The shareholders also approved an amendment to our Articles of Incorporation effecting an increase in authorized common stock from 25 million shares to 75 million shares. On September 10, 2002, we reincorporated in Delaware. Our new Certificate of Incorporation authorizes 75 million shares of $0.001 par value common stock and 250,000 of $0.001 par value preferred stock. Each outstanding share of our common stock at the date of reincorporation was automatically converted to a share of common stock of the reincorporated entity and each of our outstanding options and warrants at the date of reincorporation was automatically converted into a right to acquire shares of common stock of the reincorporated entity.

NOTE 8: Subsequent Events

        In October 2002, we entered into an agreement to sell our distribution facility in Phillipsburg, New Jersey for an aggregate purchase price of $1.3 million and received net proceeds of $1.2 million when we closed November 26, 2002. We will recognize a gain in our fourth quarter of approximately $1.0 million on the sale. The facility has been used over the past year primarily for seasonal storage.

        In connection with the need to place letters of credit for import orders as well as begin an early inventory build, we found that our vendor terms and the August and September monthly inventory advance rates stipulated by the Consolidated Credit Facility would be inadequate to meet our needs. Accordingly, KAIM and Fortune Twenty-Fifth, Inc. (each of which is an affiliate of the Company; KAIM is a major stockholder and Fortune Twenty-Fifth, Inc. is controlled by Mr. Fred Kayne who is a major stockholder and Chairman of the Board), agreed to supply letters of credit to the Bank in the aggregate principal amount of $13 million, which increased our borrowing capacity. A second amendment to the Consolidated Credit Facility permitted us to borrow from the Bank an amount equal to the aggregate stated amount of the letters of credit in addition to the amounts that could be borrowed under the existing borrowing formula. In connection therewith, we issued the Equipment Notes and related warrants as described in Note 1.

        During the month of November 2002, the Bank implemented additional availability reserves in the amount of $10 million. In November 2002, we also entered into a third amendment to the Consolidated Credit Facility which added a covenant limiting our effective advance rate (i.e. the outstanding borrowings and stated amounts of letters of credit issued thereunder in an aggregate amount in excess of $1 million divided by the cost value of our eligible inventory) to amounts that decrease on a weekly basis through December 27, 2002, to 35%. This rate remains in effect after December 27, 2002, until a new effective advance rate schedule is determined with the Bank in connection with our business plan for Fiscal 2003 as described in Note 1.

        In December 2002, we negotiated a waiver to the Consolidated Credit Facility that, among other things, waives compliance with the EBITDA covenant through Fiscal 2002.

        We and Targoff-RS, LLC were sued by Oxygen in New York Supreme Court to recover the alleged value of cable television and internet media time allegedly provided or to be provided to us and RightStart.com Inc. We filed a counter-claim to recover the excess value of the services provided to Oxygen over any services provided by Oxygen and both sides made fraud claims. We have reached agreement in principle on a confidential settlement with Oxygen without admission by either side as to the correctness of its position. The settlement agreement, if completed, would not materially adversely affect our operating results.

        At December 13, 2002, the amount available for borrowing under Consolidated Credit Facility was approximately $1.0 million, which is being restricted by the effective advance rate covenant as well as the new availability reserves. Without these borrowing restrictions, our availability would have been $23.1 million. We have contacted the Bank to obtain relief from the effective advance rate covenant borrowing restrictions. If the Bank refuses to provide the requested relief we may be required to seek protection under bankruptcy laws.

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

Overview

        FAO, Inc. (formerly known as The Right Start, Inc., and referred to herein as "FAO," "we," "us," "our," the "Company" and similar designations) operates 255 retail stores (169 Zany Brainy stores, 61 Right Start stores, 23 FAO Schwarz stores and two temporary outlet stores) in 32 states throughout the United States as of December 16, 2002 and operated 257 retail stores (70 Right Start stores and 187 Zany Brainy stores) as of November 3, 2001. The stores' product mix includes a wide variety of items to meet the needs of infants, small children and their care givers and children through age 12 presented in three distinct formats identified by the brands FAO Schwarz, The Right Start and Zany Brainy.

        We currently operate an FAO Schwarz store in Chicago under an operating agreement with KBB. Under the terms of the agreement we are entitled to receive a monthly reimbursement for any monthly shortfall when expenses exceed net sales. During the thirteen and thirty-nine week periods ended November 2, 2002, we received reimbursements of $552,000 and $1.7 million, respectively. Expenses used in the monthly reimbursement calculation are limited based on the gross margin realized in the Chicago store, as defined. Reimbursable expenses are expenses incurred exclusively by the Chicago store as well as an allocable monthly amount of variable overhead defined as 1/12 of 6.5% of annual net sales. These reimbursements are recorded as reductions of operating expenses in the accompanying consolidated statements of operations. The Chicago store recorded net sales for the thirteen and thirty-nine week periods ended November 2, 2002 of $2.0 million and $5.2 million, respectively, which are included in our retail net sales during those periods. In November 2002, we received notice of termination from KBB of the operating agreement effective January 20, 2003. We will operate the Chicago store through the end of December and then, pursuant to an amendment to the operating agreement with KBB, effect an orderly closing of the store during the month of January 2003. At the inception of the operating agreement with KBB in January 2002, FAO Schwarz, Inc. issued an 8% Subordinated Note to KBB in connection with the purchase of inventory necessary to operate the Chicago store in an aggregate principal amount of $1.5 million (the "Chicago Note") which was due upon closure of the Chicago store. In connection with the planned closure, KBB agreed to reduce the aggregate principal amount of the Chicago Note to $1.0 million due in three monthly installments beginning in January 2003 with a balloon payment in December 2003. As consideration for this amendment we agreed to issue warrants to KBB to purchase 50,000 shares of our common stock at an exercise price of $1.90 per share upon approval by our board.

        In September 2002, we agreed to operate an FAO Schwarz store in San Diego under an operating agreement with KBB. We are entitled to receive a monthly reimbursement for our occupancy costs related to the store, pre-opening costs, closing costs, certain freight costs and limited overhead costs. During the thirteen week period ended November 2, 2002, we received reimbursements of $150,000. The San Diego store recorded net sales for the thirteen week period ended November 2, 2002 of $36,000, which are included in our retail net sales during that period. The agreement terminates in September 2003.

        On September 10, 2002, we entered into a services agreement with a subsidiary of New Roads, Inc. ("New Roads") with respect to our direct-to-customer order taking and fulfillment services business. Concurrently we sold the related assets involved in servicing that business to New Roads' subsidiary. New Roads is responsible for processing all our catalog orders and fulfilling and shipping both our catalog and online orders. We remain responsible for all our other customer service functions.

        We consummated the acquisition of certain assets and assumption of certain liabilities of KBB and its affiliate on January 6, 2002, and the acquisition of the assets of Zany Brainy and the acquisition of Targoff-RS, LLC on September 5, 2001. Targoff-RS, LLC owned and operated the Right Start brand Direct to Customer online and catalog business. These acquisitions and the Direct to Customer business are incremental to the Right Start brand retail business and have been separately identified. Operating results for the prior periods are not comparable due to the manner in which the historical operations were conducted compared to our current structure. Consequently, historical data for the acquired businesses' operating results for prior periods has been excluded from Management's Discussion and Analysis of Results of Operations. The following discussion relates solely to the Right Start brand retail business for the thirteen and thirty-nine week periods ended November 2, 2002, as compared to the thirteen and thirty-nine week periods ended November 3, 2001.

        The following tables set forth the statement of operations data for the thirteen and thirty-nine week period ended November 2, 2002, and November 3, 2001. The current periods represent consolidated activity, which includes acquisitions and corporate overhead and the Right Start brand retail business. The Right Start brand retail business has been segregated for historical comparison purposes. The corporate portion of general and administrative expenses has been allocated to the Right

Start brand retail business in the thirteen week period ended November 2, 2002, based on the consolidated percentage of sales.

	Thirteen Weeks Ended November 2, 2002						Thirteen Weeks Ended November 3, 2001
	FAO, Inc. Consolidated		Acquired Entities and Corporate Overhead		The Right Start Adjusted
							The Right Start
	(in 000's)
Net sales:
Retail	$83,318	93.3%	$74,305	92.6%	$9,013	100.0%	$10,937	100.0%
Direct to customer	4,773	5.4%	4,773	5.9%	—	0.0%	—	0.0%
Shipping and handling	1,202	1.3%	1,202	1.5%	—	0.0%	—	0.0%

Net Sales	89,293	100.0%	80,280	100.0%	9,013	100.0%	10,937	100.0%
Cost of goods sold, including distribution costs	54,517	61.1%	49,495	61.7%	5,022	55.7%	5,909	54.0%
Cost of shipping and handling	874	72.7%	874	72.7%	—	0.0%	—	0.0%

Gross profit	33,902	38.0%	29,911	37.3%	3,991	44.3%	5,028	46.0%

Selling, general and administrative expenses:
Operating expense	21,950	24.6%	21,002	26.2%	2,072	23.0%	2,746	25.1%
Occupancy expense	21,172	23.7%	19,570	24.4%	1,602	17.8%	1,878	17.2%
Marketing and advertising expense	2,184	2.5%	2,062	2.6%	122	1.4%	132	1.2%
General and administrative expenses	7,283	8.1%	6,537	8.1%	746	8.3%	1,275	11.7%
Depreciation and amortization expense	1,788	2.0%	1,124	1.4%	664	7.4%	707	6.5%

	54,377	60.8%	49,171	61.2%	5,206	57.8%	6,738	61.6%

Operating loss	(20,475)	(22.9)%	(19,260)	(23.9)%	(1,215)	(13.4)%	(1,710)	(15.7)%
Interest expense, net	3,414	3.8%	3,069	3.9%	345	3.8%	1,029	9.4%

Loss before income taxes	(23,889)	(26.7)%	(22,329)	(27.9)%	(1,560)	(17.3)%	(2,739)	(25.1)%
Income tax provision(benefit)	(233)	0.3%	(154)	(0.2)%	(79)	(0.9)%	12	0.1%

Net loss	$(23,656)	(26.5)%	$(22,175)	(27.7)%	$(1,481)	(16.4)%	$(2,751)	(25.2)%

# of stores opened at end of period	255		194		61		70

Thirteen weeks ended November 2, 2002 compared with November 3, 2001

        Net sales.    Net sales consist of gross product sales to customers net of returns. Retail net sales decreased by $1.9 million, or 17.6%, from $10.9 million in the thirteen weeks ended November 3, 2001, to $9.0 million in the current period. Same store sales, defined as sales attributed to stores that have been open for at least 14 full fiscal months, were down by 8.2%, with mall-based stores experiencing a 9.6% decline and street location stores a 7.6% sales decrease from the prior year. These decreases are primarily due to inadequate fill rates from the distribution centers created in connection with the integration of the Right Start into the east coast FAO, Inc. distribution center, the startup of our new west coast distribution center and the consolidation of our replenishment and allocation functions from Calabasas, California to King of Prussia, Pennsylvania, all of which occurred in our second fiscal quarter ended August 3, 2002. In the prior year, sales for the nine stores closed or not operating in the current quarter amounted to $1.4 million.

        Cost of goods sold.    Cost of goods sold consists primarily of the cost of products sold, inbound freight costs, inventory shrinkage costs and costs related to the distribution and warehousing of our retail merchandise. Gross margin decreased to 44.3% in the current period as compared to 46.0% in the same period of the prior year. The decrease was primarily attributable to a shift in the retail mix to lower margin items. Included in cost of goods sold are distribution costs of $280,000 for both of the thirteen weeks ended November 2 2002, and November 3, 2001. Distribution costs for the thirteen weeks ended November 2, 2002, were 3.1% of retail net sales compared to 2.6% for the same period in the prior year.

        Operating expense.    Operating expense consists of store operational expenses and retail personnel costs. Operating expense was $2.1 million in the current quarter as compared to $2.7 million for the same period last year. The $0.6 million or 24.5% decrease primarily reflects decreased sales volume, as well as a decrease in the number of stores.

        Occupancy expense.    Occupancy expense consists primarily of rent, utilities, maintenance and other occupancy related costs of operating retail stores. Occupancy expense decreased $276,000 or 14.7%, due to the closing of seven stores in Fiscal 2002.

        Marketing and advertising expense.    Marketing and advertising expense generally consists of print advertising in national and regional publications, as well as promotional mailings to our customers. Marketing and advertising expense decreased by approximately 7.6% or $10,000 due to leveraging of marketing dollars at the corporate level.

        General and administrative expenses.    General and administrative expenses decreased as a percentage of retail net sales from 11.7% to 8.3% during the thirteen week period ended November 2, 2002, compared to the same period of the prior year as a result of the consolidation of operations across all three brands in Fiscal 2002.

        Depreciation and amortization.    Depreciation and amortization expense decreased $43,000 or 6.1% from $707,000 in the thirteen week period ended November 3, 2001 to $664,000 for the same period in Fiscal 2002. The decrease was due to a combination of stores that have been closed since prior year and assets that have become fully depreciated over the past year.

        Interest expense, net.    Interest expense decreased to $345,000 in the thirteen week period ended November 2, 2002 from $1 million in the same period for Fiscal 2001. The $684,000 decrease is primarily due to the non-cash interest portion of a certain convertible junior note (converted in November 2002), which was $817,000 recorded in the prior year, offset by an increase of $133,000 attributable to higher outstanding borrowings, the result of funding FAO Schwarz, Inc.'s working capital needs prior to FAO Schwarz, Inc. becoming a borrower under the Consolidated Credit Facility.

        Income tax provision(benefit).    Provision for income taxes is related to state income taxes. Income tax provision decreased to $(79,000) from $12,000 due to overpayments from the prior year. On a consolidated basis, as of February 2, 2002, we had net operating loss carryforwards for federal tax purposes of $33.7 million and for state tax purposes of $14.3 million. Due to an ownership change for tax purposes that occurred in March 2002, there are limitations on the amount of the loss carryforwards that can be used annually. These carryforwards expire in fiscal years 2002 through 2022.

	Thirty-nine Weeks Ended November 2, 2002						Thirty-nine Weeks Ended November 3, 2001
	FAO, Inc. Consolidated		Acquired Entities and Corporate Overhead		The Right Start Adjusted
							The Right Start
	(in 000's)
Retail net sales	$256,029	95.8%	$226,368	95.3%	$29,661	100.0%	$33,974	100.0%
Direct to customer	8,849	3.3%	8,849	3.7%	—	0.0%	—	0.0%
Shipping and handling	2,271	0.9%	2,271	1.0%	—	0.0%	—	0.0%

Net sales	267,149	100.0%	237,488	100.0%	29,661	100.0%	33,974	100.0%
Cost of goods sold, including distribution costs	160,239	60.0%	143,432	60.4%	16,807	56.7%	18,358	54.0%
Shipping and handling	2,185	96.2%	2,185	96.2%	—	0.0%	—	0.0%

Gross profit	104,725	39.2%	91,871	38.7%	12,854	43.3%	15,616	46.0%

Selling, general and administrative expenses:
Operating expense	63,005	23.6%	56,661	23.9%	6,344	21.4%	8,167	24.0%
Occupancy expense	61,969	23.2%	57,157	24.1%	4,812	16.2%	5,406	15.9%
Marketing and advertising expense	6,064	2.3%	5,750	2.4%	314	1.1%	393	1.2%
General and administrative expenses	20,204	7.6%	17,810	7.5%	2,394	8.1%	3,586	10.5%
Depreciation and amortization expense	4,813	1.8%	2,692	1.1%	2,121	7.2%	1,997	5.9%

	156,055	58.4%	140,070	59.0%	15,985	53.9%	19,549	57.5%

Operating loss	(51,330)	(19.2)%	(48,199)	(20.3)%	(3,131)	(10.5)%	(3,933)	(11.6)%
Interest expense, net	7,801	2.9%	6,750	2.9%	1,051	3.6%	1,447	4.3%

Loss before income taxes	(59,131)	(22.1)%	(54,949)	(23.2)%	(4,182)	(14.1)%	(5,380)	(15.8)%
Income tax provision(benefit)	(134)	(0.1)%	(83)	(0.1)%	(51)	(0.2)%	37	0.1%

Net loss	$(58,997)	(22.1)%	$(54,866)	(23.1)%	$(4,131)	(13.9)%	$(5,417)	(15.9)

# of stores opened at end of period	255		194		61		70

Thirty-nine weeks ended November 2, 2002 compared with November 3, 2001

        Net sales.    Net sales consist of gross product sales to customers net of returns. Retail net sales decreased by $4.3 million, or 12.7%, from $34.0 million in the thirty-nine weeks ended November 3, 2001 to $29.7 million in the current period. Same store sales, defined as sales attributed to stores that have been open for at least 14 full fiscal months, were down by 5.8%, with mall-based stores experiencing a 8.2% decline and street location stores a 3.9% sales decrease over prior year. These decreases primarily took place in our second quarter ended August 3, 2002, and are due to inadequate fill rates from the distribution centers in connection with our integration of the Right Start's distribution, planning and allocation functions. Sales not attributable to same store sales amounted to $4.8 million in the thirty-nine weeks ended November 2, 2002 of which $490,000 relates to three stores closed during the second quarter. In the prior year, sales for the nine stores closed or not operating in the current period amounted to $4.6 million.

        Cost of goods sold.    Cost of goods sold consists primarily of the cost of products sold, inbound freight costs, inventory shrinkage costs and costs related to the distribution and warehousing of our retail merchandise. Gross margin decreased to 43.3% for the current period from 46.0% for the prior year. The decrease was primarily attributable to a shift in the retail mix to lower margin items. Included in cost of goods sold are distribution costs of $1.3 million and $889,000, respectively, for the thirty-nine weeks ended November 2, 2002, and November 3, 2001. Distribution costs for thirty-nine weeks ended November 2, 2002 were 4.3% of retail net sales compared to 2.6% for the same period in the prior year.

        Operating expense.    Operating expense consists of store operational expenses and retail personnel costs. Operating expense was $6.3 million for the thirty-nine weeks ended November 2, 2002, as compared to $8.2 million for the same period last year. The $1.9 million or 22.3% decrease primarily reflects decreased sales volume.

        Occupancy expense.    Occupancy expense consists primarily of rent, utilities, maintenance and other occupancy related costs of operating retail stores. Occupancy expense decreased $594,000 or 11.0%, due to the closing of seven stores

        Marketing and advertising expense.    Marketing and advertising expense generally consists of print advertising in national and regional publications, as well as promotional mailings to our customers. Marketing and advertising expense decreased by approximately 20.1% or $79,000 due to leveraging of marketing dollars at the corporate level during the period.

        General and administrative expenses.    General and administrative expenses decreased as a percentage of retail net sales from 10.5% to 8.1% during the thirty-nine week period ended November 2, 2002 compared to the same period of the prior year as a result of the consolidation of administrative operations in Fiscal 2002.

        Depreciation and amortization.    Depreciation and amortization expense increased $124,000 or 6.2% from $2.0 million in the first thirty-nine weeks of Fiscal 2001 to $2.1 million for the same period in Fiscal 2002. The increase was due to the additional assets placed in service related to new stores opened in the second half of Fiscal 2001.

        Interest expense, net.    Interest expense decreased to $1.1 million in the first thirty-nine weeks of Fiscal 2002 from $1.4 million in the same period for Fiscal 2001. The $396,000 decrease is primarily due to the non-cash interest portion of a certain convertible junior note (converted in November 2002), which was $817,000 recorded in the prior year, offset with an increase of $416,000 attributable to higher outstanding borrowings, the result of funding FAO Schwarz, Inc.'s working capital needs prior to FAO Schwarz, Inc. becoming a borrower under the Consolidated Credit Facility.

        Income tax provision(benefit).    Provision for income taxes is related to state income taxes. Income tax provision decreased $88,000 from a provision of $37,000 due to overpayments from the prior year. On a consolidated basis, as of February 2, 2002, we had net operating loss carryforwards for federal tax purposes of $33.7 million and for state tax purposes of $14.3 million. Due to an ownership change for tax purposes that occurred in March 2002, there are limitations on the amount of the loss carryforwards that can be used annually. These carryforwards expire in fiscal years ending 2002 through 2022.

Additional Operating Disclosures

	Thirteen weeks ended November 2, 2002				Eight weeks and three days ended November 3, 2001
	Zany Brainy Retail		FAO Schwarz Retail		Zany Brainy Retail(2)
	Dollars in thousands ($000's)
Same Store Sales %(1)		(25.1)%		(10.0)%		(6.4)%
Net sales	$49,584	100.0%	$24,721	100.0%	$46,213	100.0%
Cost of sales	32,567	65.7%	13,850	56.0%	30,343	65.6%
Gross profit	17,017	34.3%	10,871	44.0%	15,870	34.3%
Operating expense	11,971	24.1%	6,058	24.5%	9,277	20.1%
Occupancy expense	12,215	24.6%	7,355	29.8%	8,527	18.4%
Marketing and advertising expense	1,856	3.8%	204	0.8%	651	1.4%
General and administrative expense	3,431	6.9%	2,345	9.4%	2,938	6.4%
Depreciation and amortization expense	747	1.5%	255	1.1%	434	0.9%
Operating loss	$(13,203)	(26.6)%	$(5,346)	(21.6)%	$(5,957)	(12.9)%
	Thirty-nine weeks ended November 2, 2002				Eight weeks and three days ended November 3, 2001
	Zany Brainy Retail		FAO Schwarz Retail		Zany Brainy Retail(2)
	Dollars in thousand ($000's)
Same Store Sales %(1)		(18.6%)		(14.7%)		(6.4%)
Net sales	$153,749	100.0%	$72,619	100.0%	$46,213	100.0%
Cost of sales	99,675	64.8%	38,989	53.7%	30,343	65.6%
Gross profit	54,074	35.2%	33,630	46.3%	15,870	34.3%
Operating expense	33,717	21.9%	18,393	25.3%	9,277	20.1%
Occupancy expense	35,964	23.4%	21,193	29.2%	8,527	18.4%
Marketing and advertising expense	5,122	3.3%	615	0.8%	651	1.4%
General and administrative expense	10,268	6.7%	6,684	9.2%	2,938	6.4%
Depreciation and amortization expense	1,955	1.3%	569	0.8%	434	0.9%
Operating loss	$(32,952)	(21.4%)	$(13,824)	(19.0%)	$(5,957)	-12.9%

(1)
Versus comparable prior year period; 2000 and 2001 financial data used to compute same store sales comparisons includes data not compiled by FAO management.

(2)
Zany Brainy was acquired on September 5, 2001 and therefore operations include only 59 days in the third quarter of Fiscal 2001

        Zany Brainy and FAO Schwarz retail sales accounted for 89.2% and 88.4% of total retail sales for the thirteen and thirty-nine weeks ended November 2, 2002, respectively. During the thirty-nine weeks ended November 2, 2002, we began opening Right Start boutiques within existing Zany Brainy retail stores and as of December 16, 2002, we have opened 98 of these "store-in-a-store" additions. We anticipate that this will increase sales in non-holiday periods. For the thirteen and thirty-nine weeks ended November 2, 2002, Zany Brainy same store sales were down by 25.1% and 18.6%, respectively, while FAO Schwarz same store sales were down 10.0% and 14.7%, respectively. Zany Brainy same store sales were impacted negatively by prior year sales events and aggressive promotions as well as disruptions caused by re-merchandising all 169 stores during the quarter and installation of Right Start boutiques. FAO Schwarz store sales were negatively impacted by the decrease in tourist activity. Both brands were also impacted by constrained consumer spending and a weak economic environment.

Included in Zany Brainy retail sales for the thirty-nine weeks ended November 2, 2002 is $75,000 which relates to two stores closed during the period. FAO Schwarz retail sales included $2.9 million related to one store and two temporary locations opened during the thirty-nine weeks ended November 2, 2002. Zany Brainy gross margin was unchanged from the prior year period. Zany Brainy operating expense categories for the third quarter in all cases were negatively impacted by lower same store sales for the current year period versus the prior year partial period. The thirty-nine week period comparisons for Zany Brainy are not meaningful. FAO Schwarz was not acquired until January 6, 2002, and consequently there is no meaningful comparative operating information.

        Consistent with the respective acquisition dates, Zany Brainy sales and operating results became comparable on September 5, 2002, and FAO Schwarz sales and operating results will become comparable on January 6, 2003.

Liquidity and Capital Resources

        We are primarily a toy retailer and anticipate that we will derive approximately 40% to 50% of our revenue our fourth fiscal quarter. Consequently, we are dependent upon the use of our Amended and Restated Loan and Security Agreement with Wells Fargo Retail Finance, LLC (the "Bank") which combined the facilities we previously maintained separately for ZB Company, Inc., and for ourself and FAO Schwarz, Inc. (the "Consolidated Credit Facility"), to provide the necessary liquidity to fund our operations and capital expenditures through the first three quarters of the fiscal year. The Consolidated Credit Facility matures April 30, 2005 and consists of (i) a standard revolving line of credit of up to $115 million under which borrowings bear interest, at our election, at an initial rate of 3.5% over the London Interbank Offered Rate ("LIBOR") or 1.50% over a base rate announced by Wells Fargo Bank from time to time, and (ii) an additional special term subline of up to $12 million under which borrowings bear interest at a rate of 7% per annum over the base rate announced by LaSalle National Bank, but not less than 12% per annum. As of September 16, 2002, the Wells Fargo Bank base rate was 4.75%. The Consolidated Credit Facility allows us to borrow up to 75% of accounts receivable not to exceed $7.5 million, plus 85% of the undrawn amount of letters of credit plus, (A) so long as the special term subline remains outstanding, (1) between October 31, 2002 and December 31, 2002 up to 95% of net retail liquidation value net of expenses ("NRLV") of our eligible inventory, and (2) anytime thereafter 90% of NRLV of our eligible inventory based on a trailing five- day average but never in excess of 95% of NRLV and (B) when the special term subline is no longer in effect, 87.5% of the NRLV of our eligible inventory through August 2002 and 85% of the NRLV of our eligible inventory thereafter.

        The amount we can borrow under the Consolidated Credit Facility is directly related to our inventory level and the applicable monthly inventory advance rate. Our liquidity during the third quarter was restricted due to the amount by which we increased our inventory levels to prepare for the holiday selling season coupled with the lack of normal vendor terms. During August 2002, we began accelerating our inventory orders to support holiday seasonal sales. A substantial amount of the August activity was in the form of import purchase orders that were shipped from overseas under letters of credit. In connection with the need to place letters of credit for import orders as well as begin an early inventory build, we found that our vendor terms and the August and September monthly inventory advance rates stipulated by the Consolidated Credit Facility would be inadequate to meet our needs. Accordingly, Kayne Anderson Investment Management, Inc. ("KAIM") and Fortune Twenty-Fifth, Inc. (each of which is an affiliate of the Company; KAIM is a major stockholder and Fortune Twenty-Fifth, Inc. is controlled by Mr. Fred Kayne who is a major stockholder and Chairman of the Board), agreed to supply letters of credit to the Bank in the aggregate principal amount of $13 million, which increased our borrowing capacity. A second amendment to the Consolidated Credit Facility permitted us to borrow from the Bank an amount equal to the aggregate stated amount of the letters of credit in addition to the amounts that could be borrowed under the existing borrowing formula. In consideration for providing these letters of credit, which were fully cash collateralized, the providers were to be paid a 15% annualized return on the aggregate principal amount through November 8, 2002. These letters of credit were due to be returned to the providers on November 8, 2002, if we achieved $7.5 million in minimum availability under the Consolidated Credit Facility on November 1, 2002. Our reimbursement obligations under these letters of credit were secured by our one-year notes bearing interest at 8% per annum, by our equipment and by warrants to purchase up to 650,000 shares of our common stock if the letters of credit were not returned. If the notes were not repaid, the warrants were to accumulate over time at a rate designed to provide an additional yield of 12% per annum based on a Black-Scholes calculation of the value of the warrants, or for a cash equivalent at our discretion. On October 8, 2002, those notes and warrants were cancelled and the holders used the cash collateral from the letters of credit to purchase substantially similar notes (the "Equipment Notes") and five-year warrants to purchase 650,000 shares of our common stock with an exercise price equal to $2.40 per share. On November 21, 2002, the holders agreed to accept repayment of $5 million of the Equipment Notes on or after November 22, 2002, and defer payment on the remaining Equipment Notes until December 1, 2003. The Equipment Notes are due December 1, 2003, however the Bank currently will not permit repayment prior to December 31, 2003. In addition, the warrants were amended to vest immediately in light of the extension of the maturity of the Equipment Notes by more than one year.

        During the month of November 2002, the Bank implemented additional availability reserves in the amount of $10 million. In November, our borrowing base was substantially higher than the maximum loan commitment and therefore the new availability reserves had no adverse affect on our ability to borrow fully under the current maximum loan commitment. In December 2002, as inventory is sold down, our borrowing base will decrease below the maximum commitment amount at which point our ability to borrow will be less than management had anticipated. The additional reserves were initiated at the request of Hilco Capital LP, a lender under the special subline portion of the Consolidated Credit Facility. Under the special subline, Hilco Capital and KAIM affiliates have commited to lend up to $12 million provided that our total borrowings do not exceed a specified percentage of our eligible inventory but in all cases in excess of the percentage of eligible inventory against which the Bank will lend. Hilco Capital's intercreditor agreement with us and the Bank permitted Hilco to demand additional reserves.

        In November 2002, we also entered into a third amendment to the Consolidated Credit Facility which added a covenant limiting our effective advance rate (i.e. the outstanding borrowings and stated amounts of letters of credit issued thereunder in an aggregate amount in excess of $1 million divided by the cost value of our eligible inventory) to amounts that decrease on a weekly basis through December 27, 2002, to 35%. This rate remains in effect after December 27, 2002, until a new effective advance rate schedule is determined by the Bank in connection with our business plan for Fiscal 2003.

        The special subline is considered an outstanding borrowing under the Consolidated Credit Facility for purposes of determining compliance with our effective advance rate, while borrowing from a subordinated lender would not be. In order to meet our effective advance rate covenant after December 27, 2002, we need to replace the existing special subline with a subline that consists of such subordinated borrowings. If we are unsuccessful in replacing the special subline, (1) we may be unable to meet our effective advance rate covenant while paying amounts we owe, (2) a more restrictive lending formula will come into effect on January 1, 2003, which also severely restricts our liquidity, and (3) Hilco will prevent removal of the new reserves. The special subline may be terminated and replaced without costs to us other than payment of fees that have been earned in advance, including $1.7 million that will be earned on December 31, 2002. We have had discussions with several potential replacement lenders, however, there can be no assurance that our efforts will be successful in time for us to meet our effective advance rate, avoid the additional fees, or at all. Our inability to reduce our outstanding borrowings to the Bank's borrowing limit could cause the entire borrowing under the Consolidated

Credit Facility to be due and immediately payable. Without another funding source, this would impact our ability to continue as a going concern.

        The Consolidated Credit Facility contains an EBITDA covenant based on the business plan we provided the Bank at the beginning of the year ending February 1, 2003 ("Fiscal 2002"). The first test is not due to be reported to the Bank until January 2003 for our year to date results through December 2002. Our EBITDA for Fiscal 2002 is not projected to rise to the levels we projected at the beginning of Fiscal 2002. As a result, in December 2002, we negotiated a waiver to the Consolidated Credit Facility that, among other things, waived compliance with this covenant for Fiscal 2002.

        During the thirty-nine weeks ended November 2, 2002, operating activities used $88.3 million of cash compared to using $44.8 million in the comparable period of Fiscal 2001. In the current year period, investing activity consisted of $7.5 million for fixed asset additions and purchase price adjustments compared to $16.8 million for fixed asset additions and the Zany Brainy acquisition in the prior year period. In May 2002, we sold 4.5 million shares of common stock at $6 per share and as of November 2, 2002 we have received net proceeds of $26.1 million. In addition to the common stock sale, the net proceeds from the issuance of the Equipment Notes, discussed above, along with borrowings on our revolving lines of credit provided the primary source of funds for the current period.

        On March 26, 2002, our outstanding shares of Series E Convertible Preferred Stock, Series F Convertible Preferred Stock, Series G Convertible Preferred Stock, Series H Contingent Convertible Preferred Stock and the remaining Series B Convertible Preferred Stock were converted to shares of our common stock.

        On October 14, 2002, Athanor Holdings, LLC converted its Junior Convertible Note into 3,486,627 shares of our common stock.

        In December 2002, FAO Schwarz, Inc. and KBB agreed that FAO Schwarz, Inc. could pay and it did pay interest on its 8% Subordinated Notes due 2005 owing to KBB through the issuance of additional notes in the aggregate principal amount of $629,222. In connection therewith, we agreed to issue to KBB five-year warrants to purchase 50,000 shares of our common stock at an exercise price of $1.90 per share pending approval from our board of directors. Additionally, KBB agreed to reduce the aggregate principal amount of the Chicago Note to $1.0 million due in three monthly installments beginning in January 2003 with a balloon payment in December 2003. As consideration for this amendment we agreed to issue additional warrants to KBB to purchase 50,000 shares of our common stock at an exercise price of $1.90 per share upon approval by our board in addition to the warrants issued in connection with the capitalization of interest noted above.

        In December 2002, we began a review of our entire store base with a view toward identifying and closing underperforming stores. At this time we cannot tell you which stores or how many stores, if any, we may seek to close.

        At December 13, 2002, the amount available for borrowing under the Consolidated Credit Facility was approximately $1.0 million, which is being restricted by the effective advance rate covenant as well as the new availability reserves. Without these borrowing restrictions, our availability would have been $23.1 million. We have contacted the Bank to obtain relief from the effective advance rate covenant borrowing restrictions. If the Bank refuses to provide the requested relief we may be required to seek protection under bankruptcy laws.

Impact of Inflation

        The impact of inflation on the results of operations has not been significant during our last three fiscal years.

Seasonality

        We are primarily a toy retailer and we anticipate we will derive approximately 40% to 50% of our revenue from our fourth quarter.

New Accounting Requirements

        On June 29, 2001, Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" was approved by the Financial Accounting Standards Board ("FASB"). SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. On an annual basis, and when there is reason to suspect that their values may have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. We adopted SFAS No. 142 effective February 3, 2002. During the twenty-six week period ended August 3, 2002, we completed the first step of the transitional impairment analysis prescribed by SFAS No. 142. Based on the initial assessment of impairment, no impairment of goodwill existed as of February 3, 2002.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This standard supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 retains the previously existing accounting requirements related to the recognition and measurement of the impairment of long-lived assets to be held and used, while expanding the measurement requirements of long-lived assets to be disposed of by sale to include discontinued operations. It also expands on the previously existing reporting requirements for discontinued operations to include a component of an entity that either has been disposed of or is classified as held for sale. We adopted SFAS No. 144 on February 3, 2002, and it did not have a material effect on our consolidated results of operations or financial position. Based upon the results for our fourth quarter of Fiscal 2002 management may consider various business alternatives which could result in an impairment of value of some of our assets.

        In November 2001, the Emerging Issues Task Force ("EITF") reached a consensus on EITF No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)." FAO Schwarz, Inc.'s frequent shopper program awarded customers with gift certificates based on certain levels of purchases between the months of January and December. These gift certificates could be redeemed to purchase merchandise between the months of April and September of the following year. These gift certificate liabilities were recorded as a reduction of revenue and a liability at the date of the initial sale based on the estimated amount of gift certificates to be issued once the minimum level of purchases is obtained. The FAO frequent shopper program was terminated in the second quarter of Fiscal 2002 with all of its liabilities being honored through September 2002. Our policy with respect to consideration given to a customer currently does not extend beyond coupons and the FAO frequent shopper program.

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

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections", which is effective for fiscal years beginning after May 15, 2002, for provisions related to SFAS No. 4, effective for all transactions occurring after May 15, 2002 for provisions related to SFAS No. 13 and effective for all financial statements issued on or after May 15, 2002 for all other provisions of SFAS No. 145. The rescissions, amendments and corrections of SFAS No. 145 potentially impacting us generally relate to accounting for debt extinguishments and sale leaseback transactions. The adoption of SFAS No. 145 did not have a material effect on our financial condition or results of operations.

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses the financial accounting and reporting of expenses related to restructurings initiated after 2002, and applies to costs associated with an exit activity (including a restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts, and relocating plant, facilities or personnel. Under SFAS No. 146, a company will record a liability for a cost associated with an exit or disposal activity when the liability is incurred and can be measured at fair value. The provisions of this Statement are effective prospectively for exit or disposal activities initiated after December 31, 2002.

        Following the holiday selling season we will critically review our store operating plan. Decisions to be made by management regarding future operations may generate the need for charges associated with SFAS Nos. 144 and 146.

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

        See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" above for a discussion of our debt obligations, the interest rates of which are linked to the prime rate or LIBOR. For every $1 million in debt outstanding under the Consolidated Credit Facility, an increase of 0.25% in our interest rate would cost us an additional $2,500 of interest expense per year. We have not entered into any derivative financial instruments to manage interest rate risk, currency risk or for speculative purposes and we are currently not evaluating the future use of these instruments.

Item 4. Controls and Procedures

        In accordance with Item 302 of Regulation S-K promulgated under the Securities Act of 1933, as amended, and within 90 days of the date of this Quarterly Report on Form 10-Q, our President and Chief Executive Officer and our Chief Financial Officer (the "Certifying Officers") conducted evaluations of our disclosure controls and procedures. As defined under Sections 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") The Certifying Officers reviewed our disclosure controls and procedures on December 16, 2002 and have concluded that those disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Quarterly Report on Form 10-Q has been recorded, processed, summarized, reported, accumulated and communicated to them in a timely manner. In compliance with Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), each of the Certifying Officers executed an Officer's Certification included in this Quarterly Report on Form 10-Q. As of the date of this Quarterly Report on Form 10-Q, there have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses. We are continuing to evaluate our internal controls and procedures in order to look for ways to improve them. We are also in the process of documenting portions of our internal controls and procedures. We have written a general policy that includes a description of general internal controls and procedures, assigns responsibility for compliance, sets forth our desired timeline for effecting compliance each reporting period and requires internal certifications that are delivered to our Chief Executive Officer and Chief Financial Officer outlining the steps taken to cause compliance.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

        We and Targoff-RS, LLC were sued by Oxygen Media, LLC ("Oxygen") in New York Supreme Court to recover the alleged value of cable television and internet media time allegedly provided or to be provided to us and RightStart.com Inc. We filed a counter-claim to recover the excess value of the services provided to Oxygen over any services provided by Oxygen and both sides made fraud claims. In November we reached agreement in principle on a confidential settlement with Oxygen without admission by either side as to the correctness of its position. The settlement agreement, if completed, would not materially adversely affect our operating results.

Item 2. Changes in Securities and Use of Proceeds

        In May 2002, we sold 4.5 million shares of common stock at $6 per share and received net proceeds of approximately $26.1 million which we used for working capital purposes. The common stock was sold solely to accredited investors in reliance on Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended (the "Securities Act").

        In October 2002, Athanor Holdings, LLC elected to convert the Junior Convertible Note into 3,486,627 shares of our common stock pursuant to Section 3(a)(9) of the Securities Act.

        In October 2002, we issued Warrants to purchase up to 650,000 shares of our common stock at a strike price of $2.40 per share. The Warrants and underlying common stock were sold solely to accredited investors in reliance on Rule 506 of Regulation D promulgated under the Securities Act.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

Exhibit Number	Description
10.1	Equipment Note by FAO, Inc., FAO Schwarz, Inc. and ZB Company, Inc. dated as of November 21, 2002, in the aggregate principal amount of $11,142,857 issued to Kayne Anderson Capital Advisors, L.P.(1)
10.2	Warrant, dated as of November 21, 2002, to purchase an aggregate of 150,893 shares of our common stock issued to Fortune Twenty-Fifth, Inc.(2)
10.3	Amended and Restated Security Agreement dated November 21, 2002, among FAO, Inc., FAO Schwarz, Inc., ZB Company, Inc., Kayne Anderson Capital Advisors, L.P., as agent, and Fortune Twenty-Fifth, Inc.
10.4
Third Amendment to Loan and Security Agreement dated as of November 21, 2002 among FAO, Inc., FAO Schwarz, Inc., ZB Company, Inc., The Right Start, Inc., Wells Fargo Retail Finance, LLC, as Agent and the lenders.
10.5	Amended and Restated Interim Operating Agreement dated as of December 16, 2002, among FAO Schwarz, Inc., FAO, Inc., KBB Retail Assets Corp. and Quality Fulfillment Services, Inc.
10.6	Amended and Restated Subordinated Note by FAO Schwarz, Inc. for the benefit of KBB Retail Assets Corp. in the aggregate principal amount of $1 million, dated December 16, 2002.
10.7	Amended and Restated Subordinated Note by FAO Schwarz, Inc. for the benefit of KBB Retail Assets Corp. in the aggregate principal amount of $15,459,859, dated December 16, 2002.
10.8	Warrant, dated as of December 16, 2002, to purchase an aggregate of 100,000 shares of our common stock issued to KBB Retail Assets Corp.
10.9
Fourth Amendment to Loan and Security Agreement dated as of December 16, 2002 among FAO, Inc., FAO Schwarz, Inc., ZB Company, Inc., The Right Start, Inc., Wells Fargo Retail Finance, LLC, as Agent and the lenders.
99.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)
A substantially identical note was issued to Fortune Twenty-Fifth, Inc. in the aggregate principal amount of $1,857,143.

(2)
A substantially identical warrant was issued to Kayne Anderson Capital Advisors for the purchase of 499,107 shares of our common stock

(b)
Reports on Form 8-K

    There were no reports on Form 8-K filed during the Company's quarter ended November 2, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.

FAO, INC.
Date: December 17, 2002	/s/ JERRY R. WELCH Jerry R. Welch Chief Executive Officer and President
Date: December 17, 2002	/s/ RAYMOND P. SPRINGER Raymond P. Springer Chief Financial Officer

I, Jerry R. Welch, certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of FAO, Inc. (the "Registrant");

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report.

  4.
  The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

    a)
    designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b)
    evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c)
    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

    a)
    all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

    b)
    any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

  6.
  The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 17, 2002	/s/ JERRY R. WELCH Jerry R. Welch Chief Executive Officer and President

I, Raymond P. Springer, certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of FAO, Inc. (the "Registrant");

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report.

  4.
  The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

    a)
    designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b)
    evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c)
    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

    a)
    all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

    b)
    any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

  6.
  The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 17, 2002	/s/ RAYMOND P. SPRINGER Raymond P. Springer Chief Financial Officer (Principal Accounting and Financial Officer)

QuickLinks

FAO, INC. INDEX TO FORM 10-Q FOR THE THIRTEEN AND THIRTY-NINE WEEK PERIODS ENDED NOVEMBER 2, 2002
FAO, INC. CONSOLIDATED BALANCE SHEETS (unaudited) (dollars in 000's, except for share and per share data)
FAO, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited) (dollars in 000's, except for share and per share data)
FAO, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (dollars in 000's)
FAO, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
  ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
PART II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Use of Proceeds
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES