Form 10-K
period 2003-02-01
FAO INC
filed 2003-05-16
CIK 878720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended February 1, 2003.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from to .

Commission file number 0-19536

FAO, INC. (1)

(Exact name of registrant as specified in its charter)

Delaware	95-3971414
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2520 Renaissance Boulevard King of Prussia, PA	19406
(Address of principal executive offices)	(Zip code)

(610) 292-6600
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001 per share

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

As of August 3, 2002, approximately 766,945 shares of the Registrant’s Common Stock held by persons who are not officers, directors or 10% holders were outstanding and the aggregate market value of such shares was approximately $54.1 million. These figures include shares held by certain stockholders who may not be affiliates and who disclaimed affiliate status.  These calculations are based on internal records as to the holdings of others which are believed to be correct.

As of May 9, 2003 there were outstanding 5,152,833 shares of Common Stock, par value $0.001 per share, with no treasury stock.

(1) As of the period end reported, FAO, Inc. was a Debtor-in-Possession under Chapter 11 of the U.S. Bankruptcy Code.  FAO, Inc. emerged from bankruptcy effective April 23, 2003.

PART I

ITEM 1. BUSINESS

General

FAO, Inc. (formerly known as The Right Start, Inc., and referred to herein as “FAO”, “we”, “us”, “our” and similar designations) is a specialty retailer of high quality developmental, educational and care products for infants and children and high quality toys, games, books and multimedia products for children up to age 12 conducted through the FAO Schwarz®, Right Start® and Zany Brainy® brands. Our business expanded in the last two fiscal years to include educational products, toys, games, books and multimedia products for children up to age 12 through the purchase of substantially all of the assets of Zany Brainy, Inc. and certain assets of F.A.O. Schwarz (now known as KBB Retail Assets Corp.).

On January 13, 2003, we, together with our significant subsidiaries, filed for protection under Chapter 11 of the United States Bankruptcy Code in Bankruptcy Court in the District of Delaware in case number 03-10119(LK).  Our First Amended Disclosure Statement with Respect to First Amended Joint Plan of Reorganization of FAO, Inc. and its Debtor Subsidiaries was approved by the Bankruptcy Court on February 28, 2003.   Our  First Amended Joint Plan of Reorganization of FAO, Inc. and its Debtor Subsidiaries was confirmed by the Bankruptcy Court on April 4, 2003, and became effective on April 23, 2003 (“Plan of Reorganization”).  We decided to seek bankruptcy reorganization based upon a rapid decline in our liquidity resulting from reduced sales related to the events of September 11, 2001, a weak economic environment, a soft retail market, reduced travel and tourism, and restrained consumer spending at a time when we were continuing to integrate our FAO, Right Start and Zany Brainy operations, together with erosion of vendor credit support and a more restrictive advance rate covenant imposed by our prior senior secured lenders.  In particular, certain of our store locations did not perform to expectations, affecting our overall operations.  We utilized Chapter 11 to close 111 stores or approximately 43% of our previously operated store base (four other stores were also closed during the year unrelated to the Chapter 11 filing), reject or amend contracts and leases we felt were not economically favorable, auction and sell certain real property leases yielding proceeds of approximately $3.3 million and reach compromise on our outstanding indebtedness.   In addition, we sold 30,000 shares of our Class I Convertible Preferred Stock (“Class I Convertible Preferred Stock”), convertible at $1.50 per common share, for gross proceeds of $30.0 million and replaced our revolving credit facility with an asset based revolving Loan and Security Agreement (the “Loan Agreement”) with Fleet Retail Finance Inc. as agent (the “Agent”) which provides up to $77.0 million in aggregate borrowing capacity.

Effective on April 22, 2003, common shares of the Company were reverse split into 1 share for every 15 shares outstanding.  The stated par value of the common shares was not changed from its existing amount of $0.001 per share.  The number of authorized shares of common stock remained at 75 million.  All share and per share amounts have been restated to reflect the reverse stock split.

Pursuant to our Plan of Reorganization, we:

• repaid our prior senior secured lenders the full amount of their claims;

• compromised $8.0 million in outstanding principal amount of secured debt, plus interest, owed to our affiliates (the “Equipment Notes”) in exchange for new convertible equipment notes (the “New Equipment Notes”) payable January 11, 2004 in the amount of $4.0 million provided certain payments to our pre-bankruptcy unsecured creditors have been made which New Equipment Notes are convertible into 2,051,282 shares of our common stock, 4,542 shares of our Class J Convertible Preferred Stock (“Class J Convertible Preferred Stock”) convertible into 2,329,047 shares of our common stock, warrants to purchase 66,667 shares of our common stock with an exercise price equal to $1.95 per share and repricing of previously issued warrants to purchase 43,333 shares of our common stock with an exercise price equal to $1.95 per share after the repricing;

• compromised approximately $17.4 million in outstanding principal amount of secured debt (the “Old Subsidiary Subordinated Notes”) in exchange for new notes in the aggregate principal amount of $9.9 million (the “New Subsidiary Subordinated Notes”) payable in December 2006, 2007 and 2008, $0.5 million in cash payable on January 11, 2004 and 500 shares of our Class I Convertible Preferred Stock convertible into 333,333 shares of our common stock;

• retained a note secured by equipment in the aggregate outstanding principal amount of approximately $1.1 million;

• compromised smaller claims to a convenience amount of $100; and

• compromised our remaining unsecured claims depending on the individual choices of our unsecured creditors to: (i) 38% of the allowed amount of the claim, payable as follows: 5% on the effective date of our Plan of Reorganization, 11% on December 22, 2003, 15% on December 22, 2004, and 7% on December 22, 2005; (ii) 21% of the allowed amount of the claim, payable as follows: 7% on the effective date or our Plan of Reorganization, and 14% on December 22, 2003; and (iii) 35% of the allowed amount of the claim with cash payments representing 28% payable as follows: 5% on the effective date of our Plan of Reorganization, 8% on December 22, 2003, 9% on December 22, 2004, and 6% on December 22, 2005 and payment of equity for the remaining 7%.  A portion of the cash payments due, in each case, in December 2003 may be deferred if we do not meet certain borrowing availability conditions in the Loan Agreement.

As a result of the sale of our Class I Convertible Preferred Stock, and the issuance of common stock and other securities convertible into or exercisable for our common stock in compromise of claims, the stock held by holders of our common stock prior to our bankruptcy represented approximately 9.3% of our fully-diluted common stock, as of April 23, 2003, assuming conversion or exercise of all such convertible securities.  Our Class I Convertible Preferred Stock represented approximately 72.5% of our fully diluted common stock and the remaining 18.2% was issued in compromise of claims.

Our ability to operate successfully now that we have emerged from Chapter 11 protection is dependent on many things including our ability to:

•  execute our business plan, achieve sales and otherwise offset the negative effects that the Chapter 11 proceedings have had on our business, including reduced inventories, impaired vendor relations and lower margin sales;

•  operating within the framework of our new credit facility; and

•  provide perceptibly better service to our customers in order to attract additional customers from lower priced competitors.

At a special meeting held on March 26, 2002, our stockholders voted to approve the change of our name from The Right Start, Inc. to FAO, Inc. and our reincorporation in Delaware.  Our principal executive offices are located at 2520 Renaissance Boulevard, King of Prussia, Pennsylvania 19406 and our telephone number is 610-292-6600.

Retail Store Operations and Market

Frederick August Otto Schwarz founded the FAO Schwarz business in 1862, just six years after he arrived in America from Westphalia, Germany. Mr. Schwarz operated his shop in Baltimore, Maryland until 1870 when he moved to New York to open the Schwarz Toy Bazaar on Broadway, which eventually moved to its current location at 767 Fifth Avenue. In the intervening years, FAO Schwarz developed into the premier upscale retailer of toys in the United States.  We now have flagship FAO Schwarz stores in Manhattan, Los Angeles, Las Vegas, Boston and Orlando as well as 10 smaller stores, and we sell FAO Schwarz merchandise online and through catalogs.   The focus for the FAO Schwarz brand is on unique, high quality, exclusive products in playful, interactive, fun selling environments staffed with knowledgeable and attentive sales personnel.  We purchased certain assets and assumed certain liabilities of KBB Retail Assets Corp. (fka F.A.O. Schwarz) and its telemarketing and fulfillment services affiliate through our subsidiary FAO Schwarz, Inc. in January 2002 (the “FAO Acquisition”).

The Zany Brainy business began in 1991, and the first Zany Brainy store was opened in Wynnewood, Pennsylvania in the same year.  Today, we operate 89 Zany Brainy stores nationwide and also sell merchandise under the Zany Brainy brand online.  The Zany Brainy business is a leading specialty retail business selling high quality toys, games, books, multimedia and other educational products for children up to age 12.  In September 2001, we purchased substantially all the assets and assumed certain liabilities of Zany Brainy, Inc. and its affiliates (collectively, "Zany Brainy") from bankruptcy through our subsidiary ZB Company, Inc. (the “Zany Brainy Acquisition”).

The Right Start initially began in 1985 as a catalog retailer designed to capitalize upon growing trends toward the use of mail order catalogs and the demand for high quality infants’ and children’s goods.  We offer a carefully screened comprehensive selection of infant and toddler products that we consider to be the “best of the best,” that is, the safest, most durable, best designed and best valued items, in a full service setting. Today, retail sales under the Right Start brand occur in 27 stand-alone locations or neighborhood shopping centers and 11 large, enclosed regional shopping mall locations nationwide as well as online and through The Right Start Catalog.  In addition, we have opened 59 of 85 planned shops for the Right Start brand product in Zany Brainy stores (“Right Start Shops”).

We currently operate 15 FAO Schwarz, 38 Right Start and 89 Zany Brainy retail stores directly and through our subsidiaries.

FAO Schwarz Brand.    FAO Schwarz, Inc. operates 15 FAO Schwarz stores in 12 states. FAO Schwarz stores fall into two categories: (i) flagship stores varying in size from approximately 67,000 square feet in New York to four others that vary between 22,000 and 50,000 square feet and (ii) 10 mall stores ranging from approximately 2,000 to 15,000 square feet. FAO Schwarz stores offer a uniquely interactive and engaging environment where kids of all ages are invited to use their imaginations. Typically, each store has animated displays and visual attractions highlighted by a signature FAO Schwarz clock tower. No child forgets the first visit to

FAO Schwarz, and our FAO Schwarz stores are designed to continue the tradition of wonderment.  Ten stores include an FAO Schweetz candy boutique, and one store is dedicated solely to candy sales under the name FAO Schweetz®.  In addition, 11 stores include an FAO Baby® boutique in which we include select Right Start merchandise such as strollers, car seats and carriers.  We also offer certain FAO Schwarz brand plush products in Zany Brainy and Right Start stores. Customers may return unused products to FAO Schwarz stores.

Zany Brainy Brand.    ZB Company, Inc. operates 89 Zany Brainy stores in 27 states.  Fifteen of the Zany Brainy stores are located in large enclosed shopping malls and 74 are located in stand-alone locations or in neighborhood shopping centers, some of which are known as “lifestyle” centers because they include a mix of high-end retailers of non-durable consumer products.  Stores average approximately 10,700 square feet in size.  Zany Brainy store locations generally were selected based on geographic markets and store sites on the basis of demographic information, quality and nature of co-tenants, store visibility and accessibility. Zany Brainy store products are designed to entertain, educate and spark the imaginations of children up to 12 years of age.  Zany Brainy stores include a broad mix of carefully selected educational merchandise, ranging from traditional favorites to advanced computer-based learning programs.  The Zany Brainy emphasis is on providing adults with the right parenting solutions while stimulating each child within a uniquely interactive environment.  We have opened 59 of 85 planned Right Start Shops within the Zany Brainy stores to take advantage of what we believe to be excess selling space for the Zany Brainy concept alone. Right Start Shops are approximately 1,350 square feet in size and include approximately 1,000 products.  Customers may return unused Zany Brainy products to Zany Brainy stores and unused Right Start products to either Right Start stores or Right Start Shops.

Right Start Brand.    We operate 38 Right Start stores in 14 states.  Eleven of the Right Start stores are located in large enclosed shopping malls and 27 are located in stand-alone locations or in neighborhood shopping centers, some of which are known as “lifestyle” centers.  The stores’ product mix includes a wide variety of items chosen to be the best at meeting the needs of parents of infants and small children up to age three, all presented within a store designed to provide a safe, baby-friendly environment for the shopping ease of parents. Customers may return unused products to Right Start stores or Right Start Shops.

In the two fiscal years prior to the acquisition of Zany Brainy and FAO Schwarz, approximately 27% of our revenues derived from sales of products in the Right Start travel category, such as car seats, strollers and their related accessories.  Products sold in the Right Start child development category, such as musical items and toys designed to help stimulate and develop a child’s sensory and motor skills, constituted approximately 22% of our revenues over the same two-year period.   In our fiscal year ended February 1, 2003 (“Fiscal 2002”), no such category represented more than 10% of our consolidated revenue.

Direct to Customer

FAO.com, the FAO Schwarz online store, was initially launched on May 3, 1998. Included in our Fiscal 2002 results are sales generated from the FAO Schwarz online store of approximately $5.3 million. Customers may return unused products either to FAO Schwarz stores or by mail.

Catalog sales have been a growing business for FAO Schwarz. FAO Schwarz has two types of catalogs that it currently distributes: an upscale “Ultimate Catalog” sent to over 500,000 homes in the 2002 holiday season and a core catalog sent to over 7.8 million homes that season. The Ultimate Catalog is sent to the best FAO Schwarz customers and generated average orders of over $185 in the 2002 holiday season. FAO Schwarz, Inc. also has included core catalogs in its outbound internet orders.

Core catalogs include a mix of exclusive toys, limited distribution items and “Best of FAO” items. Customers may return unused products to FAO Schwarz stores or by mail. In Fiscal 2002, sales generated through the FAO Schwarz catalogs totaled approximately $13.9 million.

Rightstart.com was launched in the summer of 1999 through RightStart.com Inc.  Customers may return unused products either to Right Start stores, Right Start Shops or by mail.  Included in our Fiscal 2002 results are sales generated from the Right Start online store of approximately $3.3 million.

The Right Start brand initially began as a catalog company in 1985 to capitalize upon growing trends toward the use of mail order catalogs and the demand for high quality infants’ and children’s goods.  In Fiscal 2002, we mailed approximately 2.0 million spring and holiday Right Start Catalogs. Included in our Fiscal 2002 results are sales generated from the Right Start Catalog of approximately $1.6 million.  Customers may return unused products to Right Start stores, Right Start Shops or by mail.

Zanybrainy.com was relaunched after we completed the Zany Brainy Acquisition in November 2001.  Included in our Fiscal 2002 results are sales generated from the Zany Brainy online store of approximately $3.1 million. Customers may return unused products to Zany Brainy stores or by mail.

Call center and fulfillment services for all three brands are handled under a services agreement we initially entered into on September 10, 2002 with a subsidiary of New Roads, Inc. (“New Roads”).  Customer service operations are maintained by our employees in Roanoke, Virginia.

Department Store Boutiques

On February 21, 2003, we executed a letter of intent with Saks Incorporated with respect to the placement of licensed departments in department stores comprising the Saks Department Store Group (consisting of Bergner’s, Boston Store, Carson Pirie Scott, Herberger’s, McRae’s, Parisian, Proffitt’s and Younkers).  On April 23, 2003, we entered into a Departmental License Agreement documenting the first portion of the letter of intent and setting forth the terms of operation of 15 test departments in nine stores.  Under the terms of the Departmental License Agreement, we will pay a license fee of the greater of 12% of net sales from the department or $35 per square foot  per annum of licensed space plus our share of certain operational, advertising and customer relations program costs.   The test departments will be operated for up to one year and, if the parties are satisfied with the results, additional departments may be placed in the remainder of Saks’ 244 department stores as the parties deem appropriate.   The departments will consist of FAO Schwarz, Zany Brainy, The Right Start and FAO Schweetz departments.  The letter of intent also contemplates that we will negotiate with Saks to expand the departments and add temporary shops for the holiday season, establish a baby gift registry from which each party would sell its own merchandise and the merchandise of the other in its stores, and engage in other marketing and cross-marketing opportunities.  In connection with the Departmental License Agreement, Saks invested $5.0 million to purchase 5,000 shares of our Class I Convertible Preferred Stock.

Marketing and Promotion

FAO Schwarz Brand.    The FAO Schwarz brand has received attention through its catalog, the internet and recent television, movies and related product launches (such as Men in Black, Babe, Stuart Little, Star Wars, Planet of the Apes and Big). Hundreds of television interviews are conducted in the Fifth Avenue store during the holiday season. Initial product launches at FAO Schwarz stores include Teletubbies, Furby and Pokemon.  Special television tie-ins include the CBS feature the “30 Days of Christmas” which featured a different FAO Schwarz product segment each day from Thanksgiving to Christmas.  In addition, FAO Schwarz stores host celebrity appearances from people such as Michael J. Fox, Mark Wahlberg, Martha Stewart and Vanessa Williams.    FAO Schwarz also has a corporate outreach program that targets local hotels and businesses.  FAO Schwarz has maximized non-traditional marketing to build the renowned brand. It has traditionally used unique public relations opportunities and its annual flagship holiday catalog to showcase its one-of-a-kind products and theatrical in-store experience.

Zany Brainy Brand.    We typically promote Zany Brainy products, stores and brand awareness using direct mail and newspaper advertisements. We rely primarily on direct mail advertising to capitalize on our internally generated customer database.  A variety of direct mail pieces are mailed throughout the year to both current and prospective customers.  We also use full color newspaper inserts for broader consumer reach during peak selling periods and use e-mail campaigns to reach customers efficiently.

Right Start Brand.    We have implemented a number of marketing programs to reinforce our Right Start brand name and increase customer awareness of our new store locations inside Zany Brainy stores.  These programs include advertisements in the yellow pages and on register receipts, direct mail and e-mail campaigns, promotions with manufacturers and local efforts aimed at community organizations and merchants.

We have also taken advantage of the cross-promotional opportunities that exist between the retail stores for each brand and our online stores and catalogs which includes our tri-branded gift card that can be bought and used in any of our stores and in any channel.

Purchasing and Warehousing

We now purchase products from over 900 different vendors worldwide. In total, we import approximately 16% of the products sold in our retail stores.  We believe that importing products allows us to provide unique products and to experience higher gross margins on those products.  We maintain a significant level of inventory in order to keep our stores properly stocked for our customers.  Approximately 30% of our inventory is currently maintained in our distribution centers.

East Coast operations consist of a company-operated distribution center located in Swedesboro, New Jersey.  The distribution center is approximately 250,000 square feet in size.  Approximately 60% of our products are distributed through this facility. Operations include an automated inventory replenishment system designed to optimize the inventory levels at the stores.  This computerized system retrieves sales information from our stores, enabling picking, pricing and shipping of products to stores on an as-needed basis.

West Coast operations consist of a company-operated distribution center in Ontario, California.  This distribution center is approximately 220,000 square feet in size and became operational in the summer of 2002.  The use of this facility mirrors our East Coast facility.  We handle approximately 35% of our shipments from this facility.

Approximately 5% of our products are shipped to our stores directly by the manufacturer or supplier.

Both internet and catalog orders are handled by New Roads.  New Roads has plans to move our fulfillment operations from Roanoke, Virginia to Portland, Tennessee in the second quarter of the year ending January 31, 2004.

Employees

As of April 23, 2003, we employed 3,207 employees, 2,204 of whom worked part-time. We consider our employee relations to be good.

Competition

The highly competitive specialty kids retailing market is comprised of:

• mass market retailers, including big box stores such as Toys “R” Us and Babies “R” Us and discounters such as Wal-Mart and Target;

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

Competition from each of these sources limits our ability to increase profits at our stores (through price increases or service decreases) without losing sales.  We believe our larger competitors compete primarily on the basis of price and that our small competitors compete primarily on the basis of service and relationships with the customer.

Intellectual Property

We have registered and continue to register, when deemed appropriate, our trademarks, trade names and domain names, including “FAO Schwarz,” “Zany Brainy,” “The Right Start” and “Right Start.” We consider these trademarks and trade names to be readily identifiable with, and valuable to, our business.

Each of “FAO Baby,” “FAO Schwarz Fifth Avenue,” “FAO,” “FAO Girl,” “FAO Schweetz,” “Truffles,” “Patrick the Pup,” “The Right Start Babies to Kids,” “The Right Start Catalog,” “A Zillion Neat Things for Kids,” “Zany Brainy and Design,” “Zany Zone,” “Price Chomper,” “Kids Learn Best When They’re Having Fun,” “My Little Play Pals,” “Dolls to Love,” “Kidstruments,” “Why Take an Extraordinary Kid to an Ordinary Toy Store?,” “Free Fun Every Day,” “Oceanmotion,” “ZanyBrainy.com,” “Dream Dough” and “Kidsultant” has also been registered as a service mark and/or trademark with the United States Patent and Trademark Office. In addition, numerous applications are pending for other trademarks. “FAO.com,” “faoschwarz.com,” “RightStart.com,” “Zanybrainy.com,” “zb.com” and numerous other related URL’s are also registered as Internet domain names.

We obtained the right to use “F.A.O. Schwarz” and variations thereof under license from the F.A.O. Schwarz Family Foundation. The license is perpetual for so long as we comply with the terms of the license agreement.  The license agreement permits the exclusive use of the FAO Schwarz mark for advertising, promotion or any other business purposes, including use of the mark on products, packaging and labeling and in connection with advertising in operated or licensed stores, through catalogs, internet, television, computer and other electronic means, product licensing, and branded products for resale by third party retailers. FAO Schwarz, Inc. pays royalties to the F.A.O. Schwarz Family Foundation based on such sales and licensing efforts.  The agreement provides the F.A.O. Schwarz Family Foundation with quality control rights over our use of the mark as well as the rights of consent with respect to assignments and certain other transfers directly and indirectly of the mark.

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

Governmental Regulation

The products we sell are subject to provisions of the Consumer Safety Act and the regulations issued there under.  These laws authorize the Consumer Product Safety Commission (“CPSC”) to protect the public from products that present a substantial risk of injury.  The CPSC can require the manufacturer of defective products to repurchase or recall such products. The CPSC may also impose fines or penalties on the manufacturer.  Similar laws exist in some states and cities in which we market our products.  Products our suppliers or we have developed occasionally are subject to recall. A recall of any of our products may materially adversely affect us by impairing our reputation for quality and safety and diverting our resources from our business generally.

Seasonality

Our business conducted through the FAO Schwarz and Zany Brainy brands is highly seasonal with the bulk of our sales under those brands typically coming in the fourth quarter of our fiscal year.  Our FAO Schwarz business is less seasonal than Zany Brainy due to the appeal of FAO to tourists.  Our Right Start business is not significantly impacted by seasonal fluctuations, when compared to many other specialty retail operations.  Right Start products are, for the most part, need-driven and our customer is often the end user of the products as opposed to a gift giver.  To the extent we continue to experience seasonality, our results of operations may be adversely affected by a poor holiday season as occurred in Fiscal 2002 when we were forced to seek bankruptcy protection to accomplish our reorganization.   Approximately 43% of the Fiscal 2002 revenue generated in the Zany Brainy stores was recorded in the fourth quarter of Fiscal 2002. Approximately 38% of the revenue for Fiscal 2002 generated in the FAO Schwarz stores was recorded in the fourth quarter of Fiscal 2002.   Approximately 26% of our revenue for Fiscal 2002 generated in the Right Start stores was recorded in the fourth quarter.  We are continually seeking opportunities to reduce our reliance on the fourth quarter.   Some of these initiatives included adding Right Start Shops within the four walls of a Zany Brainy store, marketing to tourists in our FAO Schwarz stores during the spring and summer and concentrating on products that customers are seeking on a year round basis such as birthday party supplies, big-ticket outdoor play sets, children’s furniture and items for school.

Store Openings and Closings

Over the last three fiscal years, prior to our bankruptcy reorganization filing, we opened and closed stores with the general goal of increasing the number of Right Start street stores and decreasing the number of Right Start mall stores.  We closed 14 stores and committed to closing an additional 101 stores in conjunction with a detailed store-by-store evaluation performed in the fourth quarter of Fiscal 2002.  All but four of these 115 stores were closed in connection with our bankruptcy reorganization.  The final number and identity of stores selected for closing depended in part on negotiations with our landlords.  Our evaluation was based on projected 2003 operating results on a store-by-store basis.  We decided that any store that could not generate a sufficient return on its inventory investment was a candidate for closure unless there was another compelling reason to keep the stores open (such as being located in a high growth market that had upside potential).  The majority (82 out of 115) of the 115 store closings were Zany Brainy brand stores.  Many of the stores identified as non-performing were opened a year or two prior to when we acquired assets from Zany Brainy, Inc. and were poorly located.  The remainder of the store closings were older store locations, stores with higher rents, and stores that were subject to greater competitive pressures.  The history of our store openings and store closings over the last three fiscal years (2000 and 2001 are Right Start stores only) is summarized below:

Fiscal Year	Opened	Closed
2002	1	14
2001	9	6
2000	11	2

Forward-Looking Statements

This Annual Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements in this Annual Report are intended to be subject to the safe harbor protection provided by Sections 27A and 21E. When used in this report and elsewhere by management from time to time, the words “believes,” “anticipates” and “expects” and similar expressions are intended to identify forward-looking statements with respect to our financial condition, results of operations and business.  Further information on potential factors that could materially affect our financial condition is included elsewhere in this Annual Report on Form 10-K under the heading “Risks” and in our filings with the Securities and Exchange Commission. We caution readers not to place undue reliance on forward-looking statements, which speak only as of the date of this filing.  We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after that date.

ITEM 2. PROPERTIES

We currently operate 142 retail stores in 29 states.  We lease each of our retail locations under operating leases with lease terms ranging from five to ten years in most cases.  At some locations, we have options to extend the term of the lease.  FAO Schwarz stores generally have initial lease terms for at least ten years, and many FAO Schwarz leases contain multiple five-year renewal options.  In most cases, the leases are triple net with rent provisions that include a fixed minimum rent and, in some cases, a contingent percentage rent based on net sales of the store in excess of a defined threshold.  Certain other leases contain escalation clauses that provide for increases in base rental and renewal options at fair market rental rates.  Some of these leases also contain “walk-away” provisions that permit us to close the store after a certain period at our discretion.

Our corporate headquarters and headquarters for Zany Brainy and Right Start store operations are located at 2520 Renaissance Boulevard in King of Prussia, Pennsylvania, where we lease approximately 30,000 square feet. The lease initially expires in December 2007 and has two 72-month renewal options.  We recently closed our satellite offices in New York City and Calabasas, California in connection with our reorganization.  Smaller, less expensive, buying offices will be leased in the upcoming months in both areas. Currently, a buying office is being rented on a temporary basis in New York City and our California employees are telecommuting.

East Coast operations currently include a company-operated distribution center located in Swedesboro, New Jersey.  The distribution center is approximately 250,000 square feet.  West Coast operations include a company-operated distribution center in Ontario, California.  This distribution center is approximately 220,000 square feet.

ITEM 3. LEGAL PROCEEDINGS

We are a party to various legal actions arising in the ordinary course of business.  We believe that the ultimate outcome of these matters will not have a material adverse effect on our financial position or results of operations.

Prior to our bankruptcy filing we negotiated a settlement of a suit with Oxygen Media, LLC (“Oxygen”) regarding a disputed term sheet in which Oxygen alleged we and our former subsidiary, RightStart.com, owed Oxygen for advertising services.  The parties each had alleged fraud was committed by the other party as well as various contract claims and defenses.  By October 2002, most of the discovery had been completed, and the parties reached a tentative agreement.  Before the settlement agreement was finalized and executed, we filed under Chapter 11.  The settlement amount was confidential but immaterial to our business.  Oxygen has filed a claim in our Chapter 11 proceedings for $20.0 million which we have disputed as unliquidated.  Management does not believe this claim will result in a material adverse effect to our business or operations, financial position or results of operations.

On February 19, 2003, Edward Steele filed a class action claim against our directors, Jerry R. Welch, Fred Kayne and Richard Kayne, in United States District Court for the Eastern District of Pennsylvania claiming violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder based on alleged misrepresentations made by the defendants.    Mr. Steele has filed a proof of claim on behalf of himself and others for $50.0 million in our bankruptcy case.  On April 3, 2003, another case was filed in the same court, making the same claims against the same defendants.  The two cases have been consolidated.  We have not been named as a defendant nor has there been any claim made for indemnity though the defendants did file proofs of claim on our indemnification obligations set forth in our articles and bylaws.   Our directors and officers insurance carrier has acknowledged coverage and counsel has been retained.  Management does not believe this claim will result in a material adverse effect to our business or operations, financial position or results of operations.

During our Chapter 11 proceedings most litigation against us was stayed other than proceedings before the Bankruptcy Court.  Absent further order of the Bankruptcy Court, substantially all of our pre-petition liabilities are subject to settlement under our Plan of Reorganization.  In addition to the matters outlined, there are numerous other matters filed with the Bankruptcy Court in our reorganization proceedings by creditors, landlords or other third parties related to our business operations or the conduct of our reorganization activities.  Management believes none of these matters filed to date are expected to have a material adverse effect on our financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We asked our stockholders to approve, and on March 31, 2003 they did approve, our Plan of Reorganization with approximately 99.6% of votes cast in our favor.  Of a total 9,062,456 (pre-split) shares voted (which represented approximately 23.5% of our outstanding common stock), 9,023,070 (pre-split) shares were voted for approval of our Plan of Reorganization.

In connection with our Chapter 11 reorganization, we took the following actions without a separate vote of stockholders pursuant to section 1123(a) of the United States Bankruptcy Code:

• We amended our certificate of incorporation to (i) prohibit the issuance of non-voting equity securities to the extent required by section 1123(a) of the Bankruptcy Code, subject to further amendment of such new certificate of incorporation as permitted by applicable law and (ii) effectuate a reverse stock split of 1:15.

• We amended our 2001 Employee Stock Incentive Plan and 1995 Non-Employee Directors Plan to increase the number of shares with respect to which options may be granted under such plans to a total of 10% and 1%, respectively, of our fully diluted equity. We also cancelled all our outstanding options such that they became available for regrant under such plans and reserved sufficient shares of our common stock out of our authorized but unissued common stock to allow issuance of all such options under such plans.

• We amended our bylaws to permit the appointment of up to nine directors and, on April 30, 2003, we accepted resignations of two directors and filled all vacancies through the appointment of four new directors designated in connection with the issuance of our Class I Convertible Preferred Stock.

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers are as follows:

Name	Age	Position	Executive Officer Since
Jerry R. Welch	52	President and Chief Executive Officer	1996
Raymond P. Springer	52	Executive Vice President and Chief Financial Officer	2000
Marilyn Platfoot	48	Executive Vice President, Retail Stores	1996
David Niggli	42	Executive Vice President, Merchandising	2002
Jerome A. Kollar	40	Senior Vice President, Finance and Chief Accounting Officer	2002
Kendrick F. Royer	39	Senior Vice President, Secretary and General Counsel	2000

All officers serve at the discretion of the Board of Directors.

Business Experience of Executive Officers*

JERRY R. WELCH became our Chief Executive Officer in March 1996, assumed the position of President in September 1996 and served as Chairman of the Board from August 1995 through November 1, 2001. Mr. Welch also served as an officer and a Managing Director of Kayne Anderson Investment Management, Inc. from January 1993 through August 2001. Mr. Welch held the positions of Chairman of the Board from January through September 1992 and from September 1993 through September 1999 and Chief Executive Officer from August 1994 to September 1999 for Glacier Water Services, Inc., a retailer of vended water.

RAYMOND P. SPRINGER became our Executive Vice President and Chief Financial Officer in August 2000. From August 1999 to December 1999, Mr. Springer served as Senior Vice President and Chief Financial Officer of Payless Cashways Inc., a retailer of building materials and home improvement products. From April 1996 to June 1999, Mr. Springer was employed as Executive Vice President and Chief Financial Officer of Jumbo Sports, Inc., a sporting goods retailer. Jumbo Sports filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in December 1998. From 1987 to 1996, Mr. Springer was the Executive Vice President and Chief Financial Officer of Kash n’ Karry Food Stores, Inc., a grocery store chain.

MARILYN PLATFOOT became our Executive Vice President-Retail in August 1999. Prior to that, Ms. Platfoot served as our Senior Vice President-Retail Operations and Human Resources from May 1999 to August 1999 and Vice President-Retail Operations from April 1996 to April 1999. Ms. Platfoot previously served as Western Regional Manager for Brookstone Stores from 1992 to 1996.

DAVID NIGGLI became our Executive Vice President-Merchandising in October 2002 and has served as President of FAO Schwarz, Inc. from April 2002.  Prior to April 2002, Mr. Niggli spent 15 years in a variety of positions including Chief Operating Officer and director of merchandising of F.A.O. Schwarz. Prior to F.A.O. Schwarz, Mr. Niggli held buying positions at Macy’s, Gimbles and The May Company in New York.

JEROME A. KOLLAR became Senior Vice President, Finance in September 2001 and has been Chief Accounting Officer since April 2002. Prior to that time he was a principal of the consulting firm Solutions Management L.L.C.  From June 2000 to January 2001, Mr. Kollar also served as interim Chief Financial Officer of Flooring America, Inc., a retailer of home and commercial flooring products.  From May 1996 through June 2000, Mr. Kollar was employed as Vice President and Controller of Jumbo Sports, Inc., a sporting goods retailer.  Jumbo Sports filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in December 1998.  From 1989 to 1996, Mr. Kollar held a variety of positions including Vice President, Treasurer at Kash n’Karry Food Stores, Inc., a grocery store chain.

KENDRICK F. ROYER has served as our Senior Vice President and General Counsel since September 2001 and from December 1999 to April 2001 and has served as our Secretary at various times during such periods. He served as Senior Vice President and General Counsel for U.S. Bancorp-Libra during the period from April 2001 through June 2001. From November 1995 to December 1999, Mr. Royer was an associate at the law firm of Milbank, Tweed, Hadley & McCloy LLP in Los Angeles California, practicing general corporate, securities and mergers and acquisitions law. From November 1991 to September 1995, Mr. Royer was an associate at the law firm of O’Melveny & Myers LLP in Los Angeles, California.

* We filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in January 2003 at which time each of our Executive Officers was serving in the capacities noted.

ITEM 5. MARKET FOR REGISTRANTS’ COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock was traded on the Nasdaq National Market system under the symbol FAOOD through May 14, 2003 and now is trading under the symbol FAOO.  Our common stock was held of record by approximately 868 registered stockholders as of April 23, 2003. The following table sets forth the range of high and low bid prices on the Nasdaq National Market for our common stock for the year ending February 2, 2002 (“Fiscal 2001”) and Fiscal 2002. The bid price quotations listed below reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Bid Price(1)
	High	Low

Fiscal 2001
First Quarter	$40.80	$21.75
Second Quarter	39.00	21.75
Third Quarter	78.75	33.00
Fourth Quarter	93.00	60.00

Fiscal 2002
First Quarter	$148.05	$60.75
Second Quarter	120.00	69.00
Third Quarter	75.90	30.15
Fourth Quarter	54.60	3.15

(1) The high and low bid prices reflect a 1:15 reverse stock split which occurred April 22, 2003.

We have never paid dividends on our common stock and currently do not expect to pay dividends in the future.  In addition, our Loan Agreement and other debt agreements contain financial and operational covenants that, among other things, limit our ability to pay dividends.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	—	3,023,514	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	3,023,514	(1)

(1) Pursuant to our Plan of Reorganization all existing warrants and options (other than 110,000 warrants issued or repriced in compromise of claims) were cancelled as of April 23, 2003.  Our 2001 Employee Stock Incentive Plan and 1995 Non-Employee Director’s Option Plan were amended by our Plan of Reorganization to increase the number of shares with respect to which options may be granted under such plans to a total of 10% (2,748,649 shares) and 1% (274,865 shares), respectively, of our fully-diluted equity on April 23, 2003.  Our Plan of Reorganization was approved by our stockholders as described in Item 4.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth our selected financial data presented below as of and for our fiscal year ended January 30, 1999 (“Fiscal 1998”), our fiscal year ended January 29, 2000 (“Fiscal 1999”), our fiscal year ended February 3, 2001 (“Fiscal 2000”),  Fiscal 2001 and Fiscal 2002.  The selected financial data set forth below are qualified in their entirety by, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements, the notes thereto and other financial information included elsewhere in this Annual Report on Form 10-K.  Fiscal 1999 is presented on a consolidated basis with RightStart.com, Inc.  Fiscal 2001 data include the results of ZB Company, Inc. and Targoff-RS, LLC from September 5, 2001 and the results of FAO Schwarz, Inc. from January 6, 2002.

	Fiscal Year(2)
	2002	2001	2000	1999	1998
	(amounts in 000s except per share and share data)
Statement of Operations Data
Revenues:
Net sales	$460,415	$243,893	$44,201	$49,844	$37,593
Sales to RightStart.com	—	3,472	9,408	—	—
Total	460,415	247,365	53,609	49,844	37,593
Asset impairment charge	7,051	231	401	—	—
Operating loss	(64,424)	(1,753)	(3,023)	(13,547)	(2,379)
Reorganization items	25,457	—	—	—	—
Interest expense, net	13,730	9,143	1,197	227	640
Income tax provision	1,292	448	78	68	22
Loss before extraordinary gain	(104,903)	(11,344)	(7,704)	(10,842)	(6,891)
Extraordinary gain	—	—	—	—	1,211
Net loss	(104,903)	(11,344)	(7,704)	(10,842)	(5,680)
Preferred D Dividends	(90)	(838)	(461)	(617)	(19)
Beneficial conversion feature	—	(22,923)	—	—	—
Net loss applicable to common stock before extraordinary gain	(104,993)	(35,105)	(8,165)	(11,459)	(6,910)
Extraordinary gain	—	—	—	—	1,211
Net loss applicable to common stock after extraordinary gain	(104,993)	(35,105)	(8,165)	(11,459)	(5,699)

Basic and diluted loss per share before extraordinary gain	$(48.94)	$(73.11)	$(21.88)	$(32.09)	$(20.52)
Extraordinary gain per share	—	—	—	—	3.60
Basic and diluted loss per share	$(48.94)	$(73.11)	$(21.88)	$(32.09)	$(16.92)
Share Data(1)
Weighted average number of common shares outstanding	2,145,231	480,176	373,187	357,050	336,788

	Fiscal Year
	2002	2001	2000	1999	1998
	(amounts in 000s)
Balance Sheet Data
Current assets	$142,023	$141,726	$11,750	$17,424	$8,300
Total assets	175,769	181,436	22,234	30,727	17,671
Current liabilities	90,170	57,529	5,637	12,943	6,572
Liabilities subject to compromise	108,139	—	—	—	—
Long-term debt	—	75,847	7,945	3,000	—
Series A Preferred Stock(3)	—	—	2,439	2,088	1,789
Stockholders’ equity (deficit)	(25,934)	46,469	4,724	7,921	7,861

(1)           All share data has been restated to give effect to our one-for-two reverse stock split, which was effective December 15, 1998 and our one-for-fifteen reverse stock split which was effective April 22, 2003.

(2)           Fiscal 2000 is comprised of 53 weeks; other fiscal periods presented are comprised of 52 weeks. Fiscal years end on the Saturday closest to January 31 of the calendar year following the designated year.

(3)           Liability is reflected in current liabilities for Fiscal 2001. The stock was redeemed May 1, 2002.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

FAO, Inc. operates 142 retail stores in 29 states throughout the United States as of April 23, 2003 and operated 243 retail stores as of the end of Fiscal 2002. The retail stores’ product mix includes a wide variety of items to meet the needs of infants, small children and their care givers and children through age 12 presented in three distinct formats identified by the brands FAO Schwarz, The Right Start and Zany Brainy.

On January 13, 2003, we, together with our significant subsidiaries, filed for protection under Chapter 11 of the United States Bankruptcy Code in Bankruptcy Court in the District of Delaware in case number 03-10119(LK).    Our First Amended Disclosure Statement with Respect to First Amended Joint Plan of Reorganization of FAO, Inc. and its Debtor Subsidiaries was approved by the Bankruptcy Court on February 28, 2003.   Our  First Amended Joint Plan of Reorganization of FAO, Inc. and its Debtor Subsidiaries was confirmed by the Bankruptcy Court on April 4, 2003, and became effective on April 23, 2003. We decided to seek bankruptcy reorganization based upon a rapid decline in our liquidity resulting from reduced sales related to the events of September 11, 2001, a weak economic environment, a soft retail market, reduced travel and tourism, and restrained consumer spending at a time when we were continuing to integrate our FAO, Right Start and Zany Brainy operations together with erosion of vendor credit support and a more restrictive advance rate covenant imposed by our prior senior secured lenders.  In particular, certain of our store locations did not perform to expectations, affecting our overall operations.  We utilized Chapter 11 to close 111 stores or approximately 43% of our previously operated store base (four other stores were also closed during the year unrelated to the Chapter 11 filing), reject or amend contracts and leases we felt were not economically favorable, auction and sell certain real property leases yielding proceeds of approximately $3.3 million and reach compromise on our outstanding indebtedness.   In addition, we sold 30,000 shares of our Class I Convertible Preferred Stock, convertible at $1.50 per common share, for gross proceeds of $30.0 million and replaced our revolving credit facility with the Loan Agreement which provides up to $77.0 million in aggregate borrowing capacity.

Effective on April 22, 2003, common shares of the Company were reverse split into 1 share for every 15 shares outstanding.  The stated par value of the common shares was not changed from its existing amount of $0.001 per share.  The number of authorized shares of common stock remained at 75 million.  All share and per share amounts have been restated to reflect the reverse stock split.

Pursuant to our Plan of Reorganization, we:

•	repaid our prior senior secured lenders the full amount of their claims;

•

compromised $8.0 million in Equipment Notes in exchange for New Equipment Notes payable January 11, 2004 in the amount of $4.0 million, provided certain payments to our pre-bankruptcy unsecured creditors have been made, 4,542 shares of our Class J Convertible Preferred Stock convertible into 2,329,047 shares of our common stock, warrants to purchase 66,667 shares of our common stock with an exercise price equal to $1.95 per share and repricing of previously issued warrants to purchase 43,333 shares of our common stock with an exercise price equal to $1.95 per share after the repricing;

•

compromised approximately $17.4 million in Old Subsidiary Subordinated Notes in exchange for the New Subsidiary Subordinated Notes in the aggregate principal amount of $9.9 million payable in December 2006, 2007 and 2008, $0.5 million in cash payable on January 11, 2004 and 500 shares of our Class I Convertible Preferred Stock convertible into 333,333 shares of our common stock;

•	retained a note secured by equipment in the aggregate outstanding principal amount of approximately $1.1 million;

•	compromised smaller claims to a convenience amount of $100; and

•

compromised our remaining unsecured claims depending on the individual choices of our unsecured creditors to: (i) 38% of the allowed amount of the claim, payable as follows: 5% on the effective date of our Plan of Reorganization, 11% on December 22, 2003, 15% on December 22, 2004, and 7% on December 22, 2005; (ii) 21% of the allowed amount of the claim, payable as follows: 7% on the effective date or our Plan of Reorganization, and 14% on December 22, 2003; and (iii) 35% of the allowed amount of the claim with cash payments representing 28% payable as follows: 5% on the effective date of our Plan of Reorganization, 8% on December 22, 2003, 9% on December 22, 2004, and 6% on December 22, 2005 and payment of equity for the remaining 7%. A portion of the cash payments due, in each case, in December 2003 may be deferred if we do not meet certain borrowing availability conditions in the Loan Agreement.

As a result of the sale of our Class I Convertible Preferred Stock, and the issuance of common stock and other securities convertible into or exercisable for our common stock in compromise of claims, the stock held by holders of our common stock prior to our bankruptcy represented approximately 9.3% of our fully-diluted common stock as of April 23, 2003, assuming conversion or exercise of all such convertible securities.  Our Class I Convertible Preferred Stock represented approximately 72.5% of our fully-diluted common stock and the remaining 18.2% was issued in compromise of claims.

The following tables set forth our statement of operations data for Fiscal 2002 and Fiscal 2001. The Right Start retail business has been segregated for historical comparison purposes.

	FAO, Inc. Consolidated Fiscal 2002		Acquisitions and Direct-to-Customer		The Right Start Fiscal 2002
	Dollars in 000’s
Retail net sales	$427,128	92.8%	$387,123	92.1%	$40,005	99.8%
Direct-to-customer net sales	27,220	5.9%	27,220	6.5%	—	0.0%
Shipping and handling revenues	6,067	1.3%	6,006	1.4%	61	0.2%
Net sales	460,415	100.0%	420,349	100.0%	40,066	100.0%
Cost of goods sold	287,690	62.5%	263,903	62.8%	23,787	59.4%
Cost of shipping and handling	5,866	1.3%	5,730	1.4%	136	0.3%
Gross profit	166,859	36.2%	150,716	35.8%	16,143	40.3%
Operating expense	94,199	20.5%	85,490	20.3%	8,709	21.7%
Occupancy expense	83,713	18.2%	77,344	18.4%	6,369	15.9%
Marketing and advertising expense	12,611	2.7%	12,182	2.9%	429	1.1%
General and administrative expense	27,303	5.9%	24,705	6.0%	2,598	6.5%
Pre-opening costs	207	0.0%	207	0.0%	—	0.0%
Depreciation and amortization expense	7,149	1.6%	4,531	1.1%	2,618	6.5%
(Gain) on sale of assets	(950)	(0.2% )	(950)	(0.2% )	—	0.0%
Asset impairment charge	7,051	1.5%	5,657	1.4%	1,394	3.5%
	231,283	50.2%	209,166	49.8%	22,117	55.2%
Operating loss	(64,424)	(14.0% )	(58,450)	(14.0% )	(5,974)	(14.9% )
Reorganization items	25,457	5.5%	23,513	5.6%	1,944	4.9%
Interest expense, net	13,730	3.0%	12,552	3.0%	1,178	2.9%
Loss before income taxes	(103,611)	(22.5% )	(94,515)	(22.6% )	(9,096)	(22.7% )
Income tax provision (benefit)	1,292	0.3%	(76)	0.1%	1,368	3.4%
Net loss	$(104,903)	(22.8% )	$(94,439)	(22.5% )	$(10,464)	(26.1% )
# of stores open at end of period	243		191		53

	FAO, Inc Consolidated Fiscal 2001		Acquisitions and Direct-to-Customer		The Right Start FY 2001
	Dollars in 000’s
Retail net sales	$238,517	96.4%	$191,754	97.1%	$46,763	100.0%
Direct-to-customer net sales	4,538	1.8%	4,538	2.3%	—	0.0%
Shipping and handling revenues	838	0.3%	838	0.4%	—	0.0%
Sales to Rightstart.com	3,472	1.4%	265	0.1%	3,207	6.9%
Net sales	247,365	100.0%	197,395	100.0%	49,970	106.9%
Cost of goods sold	155,031	62.7%	128,502	65.1%	26,529	56.7%
Cost of shipping and handling	898	0.4%	898	0.5%	—	0.0%
Cost of goods sold to Rightstart.com	3,472	1.4%	265	0.1%	3,207	100.0%
Gross profit	87,964	35.6%	67,730	34.3%	20,234	43.3%
Operating expenses	38,518	15.6%	29,032	14.7%	9,486	20.3%
Occupancy expense	29,726	12.0%	22,534	11.4%	7,192	15.4%
Marketing and advertising expense	3,818	1.5%	3,293	1.7%	525	1.1%
General and administrative expense	13,098	5.3%	8,388	4.2%	4,710	10.1%
Pre-opening costs	268	0.1%	—	0.0%	268	0.5%
Depreciation and amortization expense	4,058	1.6%	1,359	0.7%	2,699	5.8%
Asset impairment charge	231	0.1%	—	0.0%	231	0.5%
	89,717	36.3	64,606	32.7%	25,111	53.7%
Operating income (loss)	(1,753)	(0.7% )	3,124	1.6%	(4,877)	(10.4% )
Interest expense, net	9,143	3.7%	8,287	4.2%	856	1.8%
Loss before income taxes	(10,896)	(4.4% )	(5,163)	(2.6% )	(5,733)	(12.3% )
Income tax provision	448	0.2%	398.2%		50	0.1%
Net loss	$(11,344)	(4.6% )	$(5,561)	(2.8% )	$(5,783)	(12.4% )
# of stores open at end of period	256		193		63

Description of Non-Comparable Items

During Fiscal 2002, we instituted certain restructuring actions to improve our operations. Also, pursuant to the guidance in Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we recorded an impairment charge in Fiscal 2002. These actions are summarized below:

Long Lived Asset Impairment

Due to below-plan sales and earnings performance in the fourth quarter, our filing under Chapter 11 and planned actions under such filings, we performed a recoverability test on our long-lived assets. In accordance with SFAS No. 144, we recorded a non-cash charge of $7.1 million in the fourth quarter of Fiscal 2002. This charge is included in asset impairment charge in the Consolidated Statements of Operations.

We reviewed assets on a store level basis, which is the lowest level of assets for which we identify cash flows. The carrying amount of the store asset groups were compared to the related expected undiscounted future cash flows to be generated by those assets over the estimated remaining useful life of the primary assets. Cash flows were projected for each store based upon historical results and expectations. In cases where the expected future cash flows were less than the carrying amount of the assets, those stores were considered impaired and the asset group was written down to fair value. Fair value was based on appraised value or estimated sales values of similar assets in recent transactions.

Reorganization Items

Reorganization items represent amounts we incurred as a result of the Chapter 11 proceedings in accordance with Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”).  Reorganization items in the Consolidated Statements of Operations include a charge of $2.5 million for professional services and employee severance and a $23.0 million charge for lease rejection damages.

Store Activity

The 115 store closures represent approximately $147.0 million in sales in Fiscal 2002. As a result of these anticipated store closings, we recorded a charge of approximately $31.3 million in the fourth quarter of 2002, including lease rejection damages of $23.0 million, long-lived asset impairment charges of $7.1 million and employee severance charges of $1.2 million.

The following table sets forth the statement of operations data for The Right Start retail business for the periods indicated for retail store operations, excluding operating data for RightStart.com Inc. (which includes Right Start Catalog operations).

	Fiscal 2002		Fiscal 2001
Dollars in 000’s
Retail net sales	$40,005	99.8%	$46,763	100.0%
Shipping and handling revenues	61	0.2%	—	0.0%
Sales to RightStart.com	—	0.0%	3,207	6.9%
Net sales	40,066	100.0%	49,970	106.9%
Cost of goods sold	23,787	59.4%	26,529	56.7%
Cost of shipping and handling	136	0.3%	—	0.0%
Cost of goods sold to RightStart.com	—	0.0%	3,207	100.0%
Gross profit	16,143	40.3%	20,234	43.3%
Operating expense	8,709	21.7%	9,486	20.3%
Occupancy expense	6,369	15.9%	7,192	15.4%
Marketing and advertising expense	429	1.1%	525	1.1%
General and administrative expense	2,598	6.5%	4,710	10.1%
Pre-opening costs	—	0.0%	268	0.5%
Depreciation and amortization expense	2,618	6.5%	2,699	5.8%
Asset impairment charge	1,394	3.5%	231	0.5%
Operating loss	(5,974)	(14.9% )	(4,877)	(10.4% )
Reorganization items	1,944	4.9%	—	0.0%
Interest expense, net	1,178	2.9%	856	1.8%
Loss before income taxes	(9,096)	(22.7% )	(5,733)	(12.3% )
Tax provision	1,368	3.4%	50	0.1%
Net loss	$(10,464)	(26.1% )	$(5,783)	(12.4% )

Fiscal 2002 Compared With Fiscal 2001

We consummated the FAO Acquisition on January 6, 2002, the Zany Brainy Acquisition on September 5, 2001 and acquired Targoff-RS, LLC (which was the Right Start direct-to-customer internet and catalog business) on September 5, 2001. These acquisitions and the direct-to-customer business were incremental to the Fiscal 2001 Right Start retail business and have been separately identified. Operating results for the prior periods are not comparable due to the manner in which the historical operations were conducted compared to our current structure. Consequently, historical data for the acquired businesses operating results for the current and prior periods has been excluded from Management’s Discussion and Analysis of Financial Conditions and Results of Operations. Therefore, the following discussion relates to The Right Start retail business for Fiscal 2002 as compared to Fiscal 2001.

Retail net sales.    Same store sales, defined as sales attributed to stores that have been open for at least 14 full fiscal months, were down by 6.5%, with mall-based stores experiencing a 10.2% decline and street location stores a 3.6% sales decrease over prior year.  These decreases are primarily due to inadequate fill rates from the distribution centers in the second quarter of Fiscal 2002 in connection with our integration of the Right Start’s distribution, planning and allocation functions, a softened retail economy during the holiday season and lower in-stock levels, resulting from increased credit restrictions.  Sales not attributable to same store sales amounted to $4.8 million in Fiscal 2002 of which $0.5 million relates to two stores closed during the second quarter.

Sales to RightStart.com.    Sales to RightStart.com decreased 100% in Fiscal 2002 due to the acquisition of Targoff-RS, LLC on September 5, 2001.  Sales related to the Right Start direct-to-customer internet and catalog business are now included within the Company’s Direct-to-Customer segment.

Cost of goods sold.    Cost of goods sold consists primarily of the cost of products sold, inbound freight costs, inventory shrinkage costs, and costs related to the distribution and warehousing of our retail merchandise.  Retail gross margin decreased in Fiscal 2002 to 40.3% from 43.3% in Fiscal 2001.  The decrease is primarily attributable to a shift in the retail mix to lower margin items.

Operating expense.    Retail operating expense consists of store operational expenses and retail personnel costs.  Retail operating expense was $8.7 million in Fiscal 2002 as compared to $9.5 million in Fiscal 2001. The $0.8 million decrease or 8.2% is primarily due to a decrease in store personnel related costs in Fiscal 2002 compared to Fiscal 2001 as a result of the decrease in sales volume.  Operating expense as a percentage of sales increased due primarily to the inability to leverage these expenses with the decrease in sales volume.

Occupancy expense.    Retail occupancy expense consists primarily of rent, real estate taxes, common area maintenance and other miscellaneous expenses.  Occupancy expense decreased 11.4% or $0.8 million from $7.2 million in Fiscal 2001 to $6.4 million in Fiscal 2002.  The decrease is primarily attributable to the closing of two stores in Fiscal 2002 although, as a percentage of sales, occupancy expense increased due to the lower sales volume.

Marketing and advertising expense.    Retail marketing and advertising expense generally consists of print advertising in national and regional publications, as well as promotional mailings to our customers.  Although marketing and advertising expense decreased slightly from $0.5 million in Fiscal 2001 to $0.4 million in Fiscal 2002, it remained consistent as a percentage of retail sales.

General and administrative expense.    General and administrative expense consists primarily of the costs related to management, financial, merchandising, inventory management, professional service fees and other administrative support.  General and administrative expense decreased $2.1 million, or 44.8%, to $2.6 million in Fiscal 2002 compared to $4.7 million for Fiscal 2001.  This decrease is due to the consolidation of operations across all three brands in Fiscal 2002.

Pre-opening costs.    Pre-opening costs consist primarily of non-recurring marketing, advertising and other expenses related to the opening of new store locations. Pre-opening costs decreased from $0.3 million in Fiscal 2001 to $0 in Fiscal 2002. There were no new store openings in Fiscal 2002.

Depreciation and amortization expense.    Depreciation and amortization expense remained relatively consistent in Fiscal 2002 compared to Fiscal 2001, decreasing $0.1 million or 3.0% from $2.7 million in Fiscal 2001 to $2.6 million in Fiscal 2002.

Asset impairment charge.    Asset impairment charge of $1.4 million in Fiscal 2002 is due to the write-off of property, plant and equipment related to the closing and impairment of store locations.

Reorganization items.    Reorganization items of $1.9 million in Fiscal 2002 consist of employee severance and lease rejection damages.  These items were incurred as a result of the Chapter 11 proceedings.

Interest expense, net.    Interest expense, net increased  to $1.2 million in Fiscal 2002 from $0.9 million in Fiscal 2001. The $0.3 million increase is primarily due to an increase in the line of credit during Fiscal 2002 as well as the write-off of deferred financing costs in connection with the Chapter 11 bankruptcy filing.

Tax provision.    In Fiscal 2002, the tax provision is due primarily to the write-off of the $1.4 million deferred tax asset, offset partially by a $32,000 benefit related to state income taxes.  During the fourth quarter of Fiscal 2002, FAO recorded a full valuation allowance on the tax benefits generated by operating losses and credit carry forwards and FAO expects to continue to record a full valuation allowance on future tax benefits until an appropriate level of profitability is sustained.

Fiscal 2001 Compared With Fiscal 2000

The following table sets forth the statement of operations data for the periods indicated for The Right Start retail store operations, excluding operating data for RightStart.com Inc. (which includes Right Start Catalog operations).

	Fiscal 2001		Fiscal 2000
Dollars in 000’s
Retail net sales	$46,763	100.0%	$44,201	100.0%
Sales to RightStart.com	3,207	6.9%	9,408	21.3%
Net sales	49,970	106.9%	53,609	121.3%
Cost of goods sold	26,529	56.7%	23,292	52.7%
Cost of goods sold to RightStart.com	3,207	100.0%	9,408	100.0%
Gross profit	20,234	43.3%	20,909	47.3%
Operating expense	9,486	20.3%	9,825	22.2%
Occupancy expense	7,192	15.4%	6,225	14.0%
Marketing and advertising expense	525	1.1%	824	1.9%
General and administrative expense	4,710	10.1%	4,017	9.1%
Pre-opening costs	268	0.5%	456	1.0%
Depreciation and amortization expense	2,699	5.8%	2,184	4.9%
Asset impairment charge	231	0.5%	401	0.9%
Operating loss	(4,877)	(10.4% )	(3,023)	(6.8% )
Loss on investment in RightStart.com	—	0.0%	3,406	7.7%
Interest expense, net	856	1.8%	1,197	2.7%
Loss before income taxes	(5,733)	(12.3% )	(7,626)	(17.3% )
Tax provision	50	0.1%	78	0.1%
Net loss	$(5,783)	(12.4% )	$(7,704)	(17.4% )

We consummated the FAO Acquisition on January 6, 2002, the Zany Brainy Acquisition on September 5, 2001 and acquired Targoff-RS, LLC (which was the Right Start direct-to-customer internet and catalog business) on September 5, 2001. These acquisitions and the direct-to-customer business are incremental to the Fiscal 2000 Right Start retail business for most of Fiscal 2001 and have been separately identified. Operating results for the prior periods are not comparable due to the manner in which the historical operations were conducted compared to our current structure. Consequently, historical data for the acquired businesses’ operating results for prior periods has been excluded from Management’s Discussion and Analysis of Financial Conditions and Results of Operations. Therefore, the following discussion relates to The Right Start retail business for Fiscal 2001 as compared to Fiscal 2000.

Retail net sales.    Retail net sales increased by $2.6 million, or 5.8%, from $44.2 million in Fiscal 2000 to $46.8 million in Fiscal 2001. The net sales growth reflects an increase in store base from 61 stores to 65 stores, offset slightly by a 2.1% decrease in same stores sales and a shorter fiscal year. Fiscal 2000 was a 53-week year while Fiscal 2001 consisted of 52 weeks. The primary reason for the decrease in same store sales is attributable to weak sales in our mall-based Right Start stores. On a same-store basis, mall store sales were down 8.1% while street store sales were up 7.9%.

Sales to RightStart.com.    Sales to RightStart.com decreased $6.2 million in Fiscal 2001 compared to Fiscal 2000. Fiscal 2001 sales were recorded during the period that we did not consolidate RightStart.com Inc.’s operations with our own.

Cost of goods sold.    Cost of goods sold consists primarily of the cost of products sold, inbound freight costs, inventory shrinkage costs, and costs related to the distribution and warehousing of our retail merchandise.  Retail gross margin decreased to 43.3% in the current year from 47.3% in the prior year. The decrease was primarily attributable to increased distribution costs, a 0.7% increase in freight costs, a 0.6% margin loss due to a shift in the retail mix to lower margin items and a 0.4% increase in inventory shrinkage.

Operating expense.    Retail operating expense consists of store operational expenses and retail personnel costs. Retail operating expense was $9.5 million in Fiscal 2001 as compared to $9.8 million in Fiscal 2000.  Retail operating expense as a percentage of sales remained relatively consistent from Fiscal 2000 to Fiscal 2001.

Occupancy expense.    Retail occupancy expense consists primarily of rent, real estate taxes, common area maintenance and other miscellaneous expenses.  Occupancy expense increased 15.5% or $1.0 million from $6.2 million in Fiscal 2000 to $7.2 million in Fiscal 2001.  The increase is primarily attributable to the addition of new store locations in Fiscal 2001.

Marketing and advertising expense.    Retail marketing and advertising expense generally consists of print advertising in national and regional publications, as well as promotional mailings to our customers. Marketing and advertising expense decreased from $0.8 million in Fiscal 2000 to $0.5 million in Fiscal 2001 as a result of lower print advertising expense.

General and administrative expense.    General and administrative expense consists primarily of the costs related to management, financial, merchandising, inventory management, professional service fees and other administrative support. General and administrative expense increased 17.3% to $4.7 million in Fiscal 2001 compared to $4.0 million for Fiscal 2000. The current period includes $0.1 million in severance charges, $68,000 for settlements related to disputed charges, a $25,000 signing bonus and $20,000 related to our corporate office move. Absent these amounts, which we believe to be non-recurring, general and administrative expense, as a percentage of sales, increased slightly to 9.6% for the current period from 9.1% for the same period last year. General and administrative expense includes net credits in the amount of $1.2 million and $0.4 million for the current and prior year period, respectively. $0.7 million of the credit in the current year is the result of net billings to RightStart.com Inc. and Targoff-RS, LLC, under their respective management services agreements. The balance of the net current year credits, $0.6 million, consists of general and administrative support we provided to ZB Company, Inc. These net credits net to zero in consolidation. The prior year credits are related solely to net billings to RightStart.com Inc.

Pre-opening costs.    Pre-opening costs consist primarily of non-recurring marketing, advertising and other expenses related to the opening of new store locations. Pre-opening costs decreased $0.2 million from $0.5 million in Fiscal 2000 to $0.3 million in Fiscal 2001. The decrease was due to 11 new stores opened during Fiscal 2000 and carryover costs related to five stores opened at the end of the Fiscal 1999 versus pre-opening costs recognized for nine new stores opened during Fiscal 2001.

Depreciation and amortization expense.    Depreciation and amortization expense increased $0.5 million or 23.6% from $2.2 million in Fiscal 2000 to $2.7 million in Fiscal 2001. The increase was due to the additional assets placed in service related to new store openings.

Interest expense, net.    Interest expense, net decreased to $0.9 million in Fiscal 2001 from $1.2 million in Fiscal 2000. The $0.3 million decrease is primarily due to lower interest rates.

Tax provision.    Provision for income taxes is related to state income taxes. No federal or state income tax provision benefit was recorded for Fiscal 2000 due to the uncertainty of realizing any tax benefits in future years.

Additional Operating Disclosures

Dollars in 000’s	Fifty-two weeks ended February 1, 2003				Twenty-one weeks and three days ended February 2, 2002		Four weeks ended February 2, 2002
	Zany Brainy Retail		FAO Schwarz Retail		Zany Brainy Retail (2)		FAO Schwarz Retail (2)
Same Store Sales % (1)		(17.9%)		(14.7%)
Net sales	$269,607	100.0%	$118,678	100.0%	$186,876	100.0%	$5,243	100.0%
Cost of sales	178,447	66.2%	71,564	60.3%	123,052	65.8%	3,479	66.4%
Gross profit	91,160	33.8%	47,114	39.7%	63,824	34.2%	1,764	33.6%
Operating expense	48,266	17.9%	26,394	22.2%	25,286	13.5%	2,450	46.7%
Occupancy expense	47,831	17.8%	29,504	24.9%	20,774	11.1%	1,758	33.5%
Marketing and advertising expense	11,280	4.2%	902	0.8%	3,177	1.7%	116	2.2%
General and administrative expense	17,178	6.4%	7,527	6.3%	7,298	3.9%	740	14.1%
Preopening costs	—	0.0%	207	0.2%	—	0.0%	—	0.0%
Depreciation and amortization expense	2,841	1.1%	756	0.6%	1,194	0.6%	50	1.0%
Asset impairment charge	5,110	1.9%	547	0.5%	—	0.0%	—	0.0%
Operating income(loss)	$(41,346)	(15.3%)	$(18,723)	(15.8%)	$6,095	3.3%	$(3,350)	(63.9% )

(1)          Versus comparable prior year period; 2001 financial data used to compute same store sales comparisons includes data not compiled by FAO management.

(2)          Zany Brainy was acquired on September 5, 2001 and therefore operations include only twenty-one weeks and three days in Fiscal 2001.  FAO Schwarz was acquired on January 6, 2002 and therefore operations include only four weeks in Fiscal 2001.

Zany Brainy and FAO Schwarz retail sales accounted for 90.9% of total retail sales for Fiscal 2002.  During Fiscal 2002, we opened Right Start Shops within existing Zany Brainy retail stores and as of February 1, 2003 we have opened 59 of these Right Start Shops.  Zany Brainy same store sales were down by 17.9% and FAO Schwarz same store sales were down 14.7%, respectively, for the fifty-two week period ended February 1, 2003.   Zany Brainy same store sales were impacted negatively by prior year sales events and aggressive promotions as well as disruptions caused by re-merchandising all 169 Zany Brainy stores and the installation of Right Start Shops.  FAO Schwarz store sales were negatively impacted by the decrease in tourist activity.  Both brands were also impacted by constrained consumer spending, a weak economic environment, a softened retail economy during the holiday season and lower in-stock levels on “fast selling product”, the result of increased credit restrictions during the fourth quarter of Fiscal 2002.  FAO Schwarz retail sales included $5.8 million related to one store opened during the year and two temporary locations opened and closed during the year.

Liquidity and Capital Resources

General

We are primarily a toy retailer and expect to derive approximately 40% of our revenue during our fourth quarter.  Consequently, we are dependent upon the use of the Loan Agreement under which we are co-borrowers with our subsidiaries ZB Company, Inc. and FAO Schwarz, Inc. to provide the necessary liquidity to fund our operations and capital expenditures through the first three quarters of our fiscal year.  The Loan Agreement matures April 22, 2006 and consists of (i) a standard revolving line of credit of up to $67.0 million under which borrowings bear interest, at our election, at an initial rate of 2.25% over the Agent’s Eurodollar Rate or 0.25% over a base rate announced by the Agent from time to time, and (ii) an additional special term subline of $10.0 million under which borrowings bear interest at a rate of 15.5% per annum for the first year and thereafter at a rate of 11.25% over the base rate announced by the Agent.  The Loan Agreement allows us to borrow 85% of credit card receivables, plus, (A) so long as the special term subline remains outstanding, up to 95% of the current appraised liquidation value of our eligible inventory from November 1 through August 14 and 102.5% of current appraised liquidation value of our eligible inventory from August 15 through October 31, and (B) when the special term subline is no longer in effect, 85% of the current appraised liquidation value of our eligible inventory, less reserves established by the Agent from time to time in its reasonable discretion for such items as a portion of outstanding gift certificates and merchandise credits, royalty obligations, two months rent on certain store leases which we have not received collateral access agreements which are acceptable to the landlord and the Agent and an availability block (initially set at $4.0 million which decreases between September 7, 2003 and September 30, 2003 to $1.5 million and between October 1, 2003 and October 31, 2003 to $0.5 million).  Eligible inventory consists of inventory in which the Agent has a prior, perfected security interest less certain ineligible items. The Loan Agreement contains one financial operating covenant. This covenant requires that we maintain minimum excess availability under the Loan Agreement of $5.0 million at all times. In order to meet this covenant, we are permitted to supplement our availability under the Loan Agreement through letters of credit.  In connection with the issuance of our Class I Convertible Preferred Stock, we have a commitment from certain of the purchasers to provide a letter of credit with a stated amount of up to $5.0 million beginning any time after June 1, 2003. The letter of credit, if issued, will expire no later than November 30, 2003, and is to expire undrawn by such expiration date, so long as we are not in default under the Loan Agreement or would not be in default under the Loan Agreement once the letter of credit is returned.  If the letter of credit is issued we are required to issue to the providers five-year warrants with an exercise price of $1.50 per share in an amount equal to 3% of our fully-diluted equity as of April 23, 2003 (or, if the stated amount of the letter of credit is less than $5.0 million, a pro rata portion of such 3%), and, if the letter of credit is drawn, we are required to issue to the providers one-year notes in the aggregate principal amount equal to the stated amount of the letter of credit secured by our equipment and bearing interest at a rate of 10% per annum, and if such notes have not been repaid by November 30, 2003, we are further required to issue to the providers five-year warrants with an exercise price of $1.50 per share in an amount equal to 4% of our fully diluted equity on April 23, 2003 (or, if the stated amount of the letter of credit is less than $5.0 million, a pro rata portion of such 4%).  The Loan Agreement also contains a default clause triggered by a material adverse change.

The amount available to us under our borrowing formula fluctuates primarily with our level of inventory and the level of credit provided by our suppliers.  Additionally, availability is significantly affected by periodic changes in the advance rates against our eligible inventory, which fluctuate from month to month (from a low of approximately 68% to a high of approximately 90%) and are subject to adjustment by the Agent based on third party appraisals of the liquidation value of our inventory.  These appraisals are typically performed at least quarterly at the request of the Agent and attempt to reflect the net cash that could be realized by selling our inventory in a “going out of business” sale. The time of year that such a sale is assumed to take place is significant to the valuation and consequently the resulting monthly advance rates can fluctuate substantially. For example, advance rates typically are lowest in the first half of the year and begin to rise as the holiday season approaches. This increase in advance rates provides more availability as we begin to build our inventory levels to meet holiday season demand.  At April 23, 2003, the availability under the Loan Agreement was approximately $16.0 million. Management expects that the Company will continue to have sufficient availability throughout the year based on its business plan and the borrowing formula under the Loan Agreement.

In addition to the amounts available under the Loan Agreement, we raised $30.0 million in additional capital to fund our reorganization and emerge from bankruptcy.

Use of Cash

In Fiscal 2002, we used $0.1 million in cash in our operating activities compared to $9.4 million in Fiscal 2001.  The decrease in usage is primarily the result of lower payments on accounts payable due to our Chapter 11 bankruptcy filing offset by reorganization expense payments of $1.3 million related to our Chapter 11 bankruptcy, increased cash paid for interest of $6.2 million and operating inefficiencies during the fourth quarter of Fiscal 2002 resulting from a softened retail economy and our impending bankruptcy.

Cash used in investing activities decreased to $8.4 million compared to $16.9 million for Fiscal 2001.  The decrease was attributable to $14.5 million of acquisition expenditures in Fiscal 2001 offset by an increase in capital expenditures in Fiscal 2002 and $1.2 million in proceeds from the sale of our Philipsburg, NJ distribution center in Fiscal 2002.  Capital expenditures increased in Fiscal 2002 due to our re-merchandising all 169 Zany Brainy stores, the installation of Right Start Shops in certain Zany Brainy stores, the conversion of Right Start and FAO Schwarz point-of-sale and merchandising systems, completing the construction of the Farmer’s Market FAO Schwarz store in Los Angeles and opening our West Coast distribution center in Ontario, California.

Cash provided by financing activities in Fiscal 2002 was $31.8 million compared with $28.8 million in Fiscal 2001.  The primary source of funds from financing activities for the Fiscal 2002 period were the issuance of 300,000 shares of common stock at $90.00 per share for which we received net proceeds of  $26.1 million, borrowings of $17.0 million under our former credit facilities and the sale of $13.0 million in Equipment Notes to affiliates of which $5.0 million was repaid in November 2002.  In Fiscal 2002, we paid $0.5 million in financing costs and received $0.4 million in proceeds from the exercise of stock options and warrants.  The net proceeds from certain Fiscal 2002 financing activities were primarily used to fund our operations, fund our Zany Brainy re-merchandising and Right Start Shops in the Zany Brainy stores, complete the integration of our FAO, Right Start and Zany Brainy operations, pay $5.0 million in post-closing obligations in connection with the Zany Brainy Acquisition (the “Acquisition Obligations”) and satisfy the redemption of $3.0 million of our Series A Mandatorily Redeemable Preferred Stock.  The primary source of funds from financing activities for the Fiscal 2001 period were borrowings of $1.2 million under our former credit facilities, $11.9 million from the sale of our Series E Preferred Stock, $5.5 million from the sale of our Series G Preferred Stock and $4.9 million from the sale of a Subordinated Convertible Pay-in-Kind Note due September 4, 2004 (“Junior Convertible Note”). We also paid $0.8 million in financing costs, paid $2.5 million in Acquisition Obligations and had proceeds from the exercise of stock options and warrants of $0.4 million in Fiscal 2001. The net proceeds of such financing activities were used to consummate the Zany Brainy Acquisition, the acquisition of Targoff-RS, LLC and the FAO Acquisition.

On or about January 30, 2003, the Bankruptcy Court entered an order approving the use of cash collateral on a continuing basis through April 4, 2003, which was eventually extended through our emergence from bankruptcy on April 23, 2003 when we entered into the Loan Agreement.

On April 23, 2003, we received gross cash proceeds from the sale of our Class I Convertible Preferred Stock of $30.0 million.  Our primary need for cash will be to execute our bankruptcy plan of reorganization and fund operations until we reach our fourth quarter.  In addition, we will use cash to open Right Start Shops in Zany Brainy stores and boutiques in Saks Group Department Stores and for other general corporate purposes.  We expect to spend approximately $2.5 million on capital expenditures in Fiscal 2003, which we will fund through operations and the Loan Agreement.

Pursuant to our plan of reorganization we paid and must pay the following amounts:

(i)                                     An estimated $17.4 million to holders of unsecured claims; $4.4 million on the effective date, approximately $10.0 million on December 22, 2003, approximately $2.0 million on December 22, 2004 and approximately $1.0 million on December 22, 2005.  In the event excess availability under the Loan Agreement on December 18, 2003 is less than $37.0 million then the December 2003 payment obligation will be deferred until December 22, 2004 pro rata, by the amount by which excess availability is less than $37.0 million; provided, however, in no event may the December 2003 payment to holders of unsecured claims be less than $1 million.  In the event that excess availability under the Loan Agreement on December 18, 2004 is less than $40.0 million, then any deferred December 2003 payments to holders of unsecured claims will be deferred until December 22, 2005 pro rata, by the amount by which the excess availability is less than $40.0 million; provided, however, in no event may the December 2004 payment to holders of unsecured claims be less than (i) the amounts due to unsecured creditors on December 22, 2004, plus (ii) $1.0 million of the deferred December 2003 payments.  Any payments deferred until December 22, 2005 shall be due and payable no later than December 22, 2005 irrespective of excess availability under the Loan Agreement.  The deferrals shall be applicable if, and only if, excess availability under the Loan Agreement on December 18, 2003 is less than $37.0 million.

(ii)                                  $4.0 million or the outstanding principal amount in payment of the New Equipment Notes on the later of (a) January 11, 2004 or (b) the first business day following payment of all undisputed amounts due by the terms of our Plan of Reorganization to holders of unsecured claims through and including December 22, 2003 and such payments have not been deferred.

(iii)                               $0.5 million on January 11, 2004 and $3.3 million on each of December 31, 2006, 2007 and 2008 plus interest at a rate of 6% per annum through and including January 11, 2005, at which time the first interest payment shall be made in cash with payments made quarterly thereafter, to the holders of the New Subsidiary Subordinated Notes provided we are current with our payments to holders of the New Equipment Notes and unsecured claims and such payments have not been deferred.

In addition:

(i)                                     holders of unsecured claims received approximately 95,262 shares of our common stock;

(ii)                                  the holders of claims with respect to the Equipment Notes received 4,542 shares of our Class J Convertible Preferred Stock convertible into 2,329,047 shares of our common stock, warrants to purchase 66,667 shares of our common stock and repriced warrants to purchase 43,333 shares of our common stock; and

(iii)                               holders of the Old Subsidiary Subordinated Notes received 500 shares of our Class I Convertible Preferred Stock convertible into 333,333 shares of our common stock.

Critical Accounting Policies and Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect reported results. The estimates and assumptions are evaluated on an on-going basis and are based on historical experience and on other factors that management believes are reasonable. Estimates and assumptions include, but are not limited to, the areas of inventories, long-lived assets and income taxes.

The accompanying Consolidated Financial Statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business.  Based on guidance in SOP 90-7, all pre-petition liabilities subject to compromise have been segregated in the Consolidated Balance Sheets and are classified as liabilities subject to compromise, at the estimated amount of allowable claims. Liabilities not subject to compromise are separately classified as current and non-current.  Expenses, realized losses, and provisions for losses resulting from  the reorganization are reported separately as reorganization items.  Cash used for reorganization items in Fiscal 2002 was $1.3 million.

We believe that the following represents the areas where the most critical estimates and assumptions are used in the preparation of the financial statements.

Merchandise inventories: Merchandise inventories consist of finished goods purchased for resale and are stated at the lower of cost or market value. Cost is determined on a weighted average basis. A periodic review of inventory levels and inventory turns is performed in order to determine if inventory is properly positioned at the lower of cost or market.  Factors relating to current inventories such as future customer demand, current analysis of merchandise based on receipt date and current and anticipated retail markdowns are analyzed to determine estimated net realizable values.  Criteria used by the Company to quantify aging trends include merchandise received within the past 12 months,  merchandise received more than 6 months before with quantities on-hand in excess of 26 weeks of sales and merchandise selling below cost.  A provision is recorded to reduce the cost of inventories to the estimated net realizable values, if required.  Inventories as of February 1, 2003 and February 2, 2002 totaled $103.1 million and $118.8 million, respectively, representing 58.7% and 65.5% of total assets, respectively.  Given the significance of inventories to the Company’s consolidated financial statements, the determination of net realizable values is considered to be a critical accounting estimate.  Any significant unanticipated changes in the factors noted above could have a significant impact on the value of our inventories and our reported operating results.

Long-lived assets: We periodically evaluate whether events and circumstances have occurred that indicate the remaining estimated useful lives of long-lived assets may warrant revision or that the remaining balance may not be recoverable. These long-lived assets are recorded at cost and are amortized using the straight-line method, which deducts equal amounts of costs over the lesser of the applicable store lease term or the estimated useful life of the asset.  Net property, fixtures and equipment as of February 1, 2003 and February 2, 2002 totaled $26.4 million and $31.2 million, respectively, representing 15.0% and 17.2% of total assets, respectively.  When factors indicate that an asset should be evaluated for possible impairment, we use an estimate of the asset’s undiscounted net cash flows over its remaining life in measuring whether the asset is recoverable.  If economic conditions are substantially different from our expectations, the carrying value of our long-lived assets may become impaired.  In Fiscal 2002 we recorded $7.1 million in write-downs of long-lived assets.

Income taxes: We account for income taxes using an asset and liability approach under which deferred tax liabilities and assets are recognized for the expected future tax consequences of net operating loss carryforwards and temporary differences between the carrying amounts and the tax bases of assets and liabilities. A valuation allowance is established against deferred tax assets when it is more likely than not that all, or some portion, of such deferred tax assets may not be realized.  We must assess the likelihood that our deferred tax assets will be recovered from future taxable income.  As a result of the review undertaken for the year ended February 1, 2003, we concluded that it was appropriate to establish a full valuation allowance for our net deferred tax assets.  We expect to continue to record a full valuation allowance on future tax benefits until an appropriate level of profitability is sustained.  Until an appropriate level of profitability is reached, we do not expect to recognize any significant tax benefits in future results of operations.

Contractual Obligations, Commitments and Contingencies

The following table summarizes our consolidated contractual obligations as of February 1, 2003 after giving effect to the plan of reorganization.

	2003	2004	2005	2006	2007	Thereafter	Total
Dollars in 000's
Revolving Credit Agreement	$70,496	$—	$—	$—	$—	$—	$70,496
Plan of Reorganization payments	14,400	2,000	1,000	—	—	—	17,400
New Equipment Notes	4,000	—	—	—	—	—	4,000
New Subsidiary Subordinated Notes	500	—	—	3,300	3,300	3,300	10,400
Severance obligations	1,192	—	—	—	—	—	1,192
Purchase Money Notes	1,194	240	31	22	4	—	1,491
Lease Obligations	35,561	31,216	26,151	23,490	20,205	63,449	200,072
	$127,343	$33,456	$27,182	$26,812	$23,509	$66,749	$305,051

Lease Obligations

We lease real property and equipment under non-cancelable agreements expiring from 2003 through 2018. Certain retail store lease agreements provide for contingent rental payments if the store’s net sales exceed stated levels (“percentage rents”). Certain other of the leases contain escalation clauses which provide for increases in base rental for increases in future operating cost and renewal options at fair market rental rates.  Net rental expense under operating leases was $62.5 million, $21.4 million and $4.1 million for

Fiscal 2002, Fiscal 2001 and Fiscal 2000, respectively.  Percentage rents of $0.3 million,  $0.1 million and $39,000 were incurred in Fiscal 2002, Fiscal 2001 and Fiscal 2000, respectively.

Capital Resource Details

Except for 500 shares, our Class I Convertible Preferred Stock was sold under Section 4(2) of the Securities Act of 1933, as amended, which exempts transactions by an issuer not involving any public offering, in reliance on investor representations that the securities were purchased without a view to resale by accredited investors.  Five hundred shares of the Class I Convertible Preferred Stock, convertible into 333,333 shares of our common stock, were issued in compromise of claims pursuant to Section 1145(a) of the Bankruptcy Code.  Holders of 20,166,667 shares of common stock to be issued on conversion of the Class I Convertible Preferred Stock and certain holders of common stock issued prior to our bankruptcy filing who had registration rights prior to such filing, have registration rights with respect to such common stock.

The Class J Convertible Preferred Stock issued in compromise of claims through our bankruptcy is convertible into 2,329,047 shares of our common stock and was issued pursuant to Section 4(2) of the Securities Act of 1933 or Section 1145(a) of the Bankruptcy Code.

The warrants to purchase 110,000 shares of our common stock issued in compromise of claims through bankruptcy were issued pursuant to Section 4(2) of the Securities Act of 1933.

Repayment of the New Subsidiary Subordinated Notes, which rank pari passu on liquidation with our indebtedness and indebtedness of FAO Schwarz, Inc. to our respective vendors, suppliers and trade creditors incurred in the ordinary course of business, is guaranteed by us and secured by a subordinated security interest in substantially all of the assets of FAO Schwarz, Inc. and us, respectively.  As a result of the bankruptcy the Old Subsidiary Subordinated Notes were compromised in exchange for $0.5 million in Class I Preferred Stock, $0.5 million in cash payable on January 11, 2004, the New Subsidiary Subordinated Notes with an aggregate principal amount of $9.9 million payable in three equal installments each on December 31, 2006, 2007 and 2008, which pay interest at a rate of 6% per annum payable quarterly beginning January 11, 2005.  In the event of a liquidation, insolvency or bankruptcy of FAO Schwarz, Inc. or us, the holders of the New Subsidiary Subordinated Notes are required to share the proceeds of any collateral on a pro-rata basis with the holders of the trade debt.  If at any time on or before September 1, 2004, the holder of the New Subsidiary Subordinated Notes and Royal Vendex KBB are no longer liable or otherwise obligated under any guaranty with respect to any of our leases, the aggregate outstanding principal amount of the New Subsidiary Subordinated Notes will be reduced by $4.0 million.

In September 2001, in connection with the Zany Brainy Acquisition, our subsidiary ZB Company, Inc. executed a $3.0 million Equipment Loan Promissory Note with PNC Leasing, LLC.  Payments, which include interest at 8% per annum, were required monthly in the amount of $92,221 through June 1, 2004.  The outstanding balance on the Equipment Loan Promissory Note as of April 23, 2003 is approximately $1.2 million.  In addition to the purchase money indebtedness incurred in the Zany Brainy Acquisition, the Company has other purchase money indebtedness secured by various store fixtures and computer equipment.  The outstanding balance on these notes as of April 23, 2003 is approximately $0.3 million (“Purchase Money Notes”).

In May 2002, we issued 300,000 shares of our common stock for net proceeds of $26.1 million to several private investors. We used the proceeds of the private placement to repay our former credit facility and to use the increased availability thereunder to fund capital expenditures and for other general corporate purposes. The holders of the Old Subsidiary Subordinated Notes waived their right to have us repay such notes with the proceeds of the private placement.

During August 2002, we began accelerating our inventory orders to support holiday seasonal sales. A substantial amount of the August activity was in the form of import purchase orders that were shipped from overseas under letters of credit. In connection with the need to place letters of credit for import orders as well as begin an early inventory build, we found that our vendor terms and the August and September monthly inventory advance rates stipulated by the former credit facility would be inadequate to meet our needs. Accordingly, Kayne Anderson Capital Advisors, L.P. and Fortune Twenty-Fifth, Inc. (each of which are our affiliates), agreed to supply letters of credit to our former lenders in the ultimate aggregate principal amount of $13.0 million, which increased our borrowing capacity. An amendment to our former credit facility permitted us to borrow an amount equal to the aggregate stated amount of the letters of credit in addition to the amounts that could be borrowed under the existing borrowing formula.  In consideration for providing these letters of credit, which were fully cash collateralized, the providers were to be paid a 15% annualized return on the aggregate principal amount through November 8, 2002.  These letters of credit were due to be returned to the providers on November 8, 2002, if we achieved $7.5 million in minimum availability under our prior credit facility on November 1, 2002.  Our reimbursement obligations under these letters of credit were secured by our one-year notes bearing interest at 8% per annum, by our equipment and by five-year warrants to purchase up to 43,333 shares of our common stock if the letters of credit were not returned.  The warrants were to vest over time at a rate designed to provide an additional yield of 12% per annum based on a Black-Scholes calculation of the value of the warrants, or for a cash equivalent at our discretion.  On October 8, 2002, those notes and warrants were cancelled and the holders used the cash collateral from the letters of credit to purchase the substantially similar Equipment Notes and five-year warrants to purchase 43,333 shares of our common stock with an exercise price equal to $36.00 per share (since repriced to $1.95 per share). On November 21, 2002, the holders agreed to accept repayment of $5.0 million of the old Equipment Notes on or after November 22, 2002, and defer payment on the remaining Equipment Notes until December 1, 2003.  In addition, the warrants were amended to vest immediately in light of the extension of the maturity of the Equipment Notes by more than one year.   As part of our reorganization the Equipment Notes and accrued but unpaid interest thereon were exchanged for 4,542 shares of our Class J Convertible Preferred Stock convertible into 2,329,047 shares of our common stock, warrants to purchase 66,667 shares of our common stock at an exercise price of $1.95 per share, a repricing of warrants as discussed above, and the New Equipment Notes.

As noted above, certain of our affiliates have provided capital and credit support to us from time to time in the past. In exchange they have received compensation on the terms described.

Impact of Inflation and Changing Prices

The impact of inflation and changing prices on results of operations has not been significant during our last three fiscal years.

Derivatives

We currently do not have or use derivative instruments.

Other Matters

Recent Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections”, which is effective for fiscal years beginning after May 15, 2002, for provisions related to SFAS No. 4, effective for all transactions occurring after May 15, 2002 for provisions related to SFAS No. 13 and effective for all financial statements issued on or after May 15, 2002 for all other provisions of SFAS No. 145.  The rescissions, amendments and corrections of SFAS No. 145 potentially impacting us generally relate to accounting for debt extinguishments and sale leaseback transactions.  The adoption of SFAS No. 145 did not have a material effect on our financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  This Statement addresses the financial accounting and reporting of expenses related to restructuring initiated after 2002, and applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets.  Those activities can include eliminating or reducing product lines, terminating employees and contracts, and relocating plant, facilities or personnel.  Under SFAS No. 146, a company will record a liability for a cost associated with an exit or disposal activity when the liability is incurred and can be measured at fair value.  The provisions of this Statement are effective prospectively for exit or disposal activities initiated after December 31, 2002.  The adoption of SFAS No.146 did not have a material effect on our financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation —Transition and Disclosure” which amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation.  In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements.  Certain of the disclosure modifications are required for fiscal years ending after December 31, 2002 and are included in the notes to our consolidated financial statements.

In March 2003, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.”  EITF No. 02-16 addresses the income statement classification of cash considerations received by a customer, including a reseller, from a vendor and provides guidance regarding the timing of recognition of volume rebates.  We have adopted EITF No. 02-16 as of January 1, 2003 and the adoption did not have a material effect on our financial position or results of operations.

RISKS

You should consider carefully all the information included or incorporated by reference in this annual report.  The risks and uncertainties described below are not the only ones we confront.  Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occur, our business’s financial condition and operating results could be materially adversely affected.

Risks Related to Financial and Economic Matters.

We were operating under Chapter 11 protection.

We and our subsidiaries operated under Chapter 11 bankruptcy protection from January 13, 2003 through April 23, 2003.  In conjunction with our bankruptcy plan of reorganization, we closed 111 Right Start, Zany Brainy and FAO Schwarz stores, auctioned some of our leases, reduced the claims of certain of our secured creditors and reduced the claims of our unsecured creditors, including the claims of the our vendors and suppliers.  We expect to renew relationships with customers and vendors now that we have emerged from bankruptcy, but we cannot assure you that the bankruptcy filing will not have a residual effect on our future business, including an impact on the credit terms we receive from vendors and service providers.  In connection with our plan of reorganization, we conducted going-out-of-business sales at the store locations that we planned to close, and also conducted certain sales promotions at various other stores which may have negatively impacted our customers’ perceptions of us and may make it difficult for us to regain sales margins.  In addition, we operated on a strict cash collateral budget that did not permit us to keep our stores fully stocked which may have negatively impacted customer perceptions.  Our assumptions regarding the performance of the stores we elected to retain may be incorrect and we may not have selected the best number of stores for closure.  In addition, we have deferred our expansion plans and other planned capital improvements.  We cannot assure you that we will be able to resume these growth initiatives in the near term or at all.

Our operating results are difficult to predict.

We acquired substantially all of the assets of Zany Brainy on September 5, 2001, including 171 retail stores in 34 states, through a sale of assets and assignment of liabilities pursuant to sections 363 and 365 of the U.S. Bankruptcy Code.  The Zany Brainy business was significantly larger than our business was prior to the Zany Brainy Acquisition.  We have been taking steps to change the reliance on our Zany Brainy stores’ sales during the months of November and December, but we cannot assure you we will be successful.  We closed 80 of these stores in connection with our bankruptcy plan of reorganization because they did not perform as well as we expected.  Two additional stores were closed earlier in Fiscal 2002 unrelated to the bankruptcy plan of reorganization.

We acquired assets of F.A.O. Schwarz and Quality Fulfillment Services, Inc. on January 6, 2002, including 22 retail stores in 14 states and the flagship store in New York City. The FAO Schwarz business was significantly larger than our business prior to the Zany Brainy Acquisition and constitutes a significant portion of the combined business.  We have been taking steps to change the reliance on our FAO Schwarz stores’ sales during the months of November and December, but we cannot assure you we will be successful.  We closed eight of these stores in connection with our bankruptcy plan of reorganization because they did not perform as well as we expected.

We are susceptible to changing economic conditions and localized events, which may affect our results of operations.

Our business depends heavily on middle- to upper-income individuals whose income may be adversely affected by changes in the national economy.  A prolonged economic downturn throughout the United States may decrease sales of our products and have a material adverse effect on our financial condition and results of operations.  In addition, our stores typically face short-term or limited effects from localized events such as weather and local economic events.  During an economic downturn we expect to see reduced sales at our existing stores with the primary impact being in our mall stores.  Reductions in tourist traffic negatively impact sales at our FAO Schwarz flagship stores.  Our operating results in the retail stores we retained through the bankruptcy will depend on the economic environment as well as our judgments in which stores to retain.

We have a history of operating losses.

We reported operating losses of $64.4 million in Fiscal 2002, $1.8 million in Fiscal 2001, and operating losses related to the Right Start retail store operations for Fiscal 2000 of $3.0 million. We cannot assure you that the assets retained through our bankruptcy reorganization will not also produce operating losses in the future. We may continue to experience losses or fluctuations in our operations.

Specifically, our annual and quarterly results of operations may fluctuate as a result of a number of factors, including:

•                  the results of operations for the Zany Brainy and FAO brands;

•                  the maturation rate and ultimate contribution of Right Start Shops we have placed in Zany Brainy stores;

•                  whether we recognize the savings we expect from our restructuring in bankruptcy;

•                  the timing and costs of our store expansion strategy when it is reintroduced;

•                  the introduction of new products and changes in the mix of products sold;

•                  the relative success of our cross-marketing efforts; and

•                  the availability of and customer demand for particular products.

In addition, we retained largely the same management as we had prior to the bankruptcy filing, and we cannot assure you that this management or any other can prevent similar operating losses in the future.  If we fail to meet the expectations of securities analysts and investors, the trading price of our common stock may decline significantly.  Also, losses could negatively affect our working capital, the extension of credit by our suppliers and our ability to implement our retail expansion strategy if and when we restart it.

Restrictive loan covenants and significant lender discretion under our credit facility may directly or indirectly limit our ability to take desired corporate actions and restrict our cash flow, limiting our ability to operate our business.

We entered into the Loan Agreement on April 23, 2003, upon our emergence from bankruptcy.  Our operating subsidiaries, FAO Schwarz, Inc. and ZB Company, Inc., are also borrowers under the Loan Agreement, which consists of a standard revolving line of up to $67.0 million and an additional special term subline of up to $10.0 million.  Our obligations are secured by liens on substantially all of our assets with certain exceptions for liens granted or to be granted to other parties.  Because our FAO Schwarz and Zany Brainy businesses are highly seasonal, we depend to a significant extent on the Loan Agreement to fund our cash flow needs for most of the year.  The Loan Agreement limits our ability to borrow additional money, pay dividends, dispose of assets, make additional corporate investments, and experience a change of control.  The primary feature of the Loan Agreement, however, is that our ability to borrow is limited by the amount of inventory and, to a lesser extent, credit card receivables, that we have and reserves taken against the quality of that inventory.  To the extent we do not turn our inventory at sufficiently high margins, our liquidity will become restricted.   Our

ability to take desired corporate actions and to fund our operations is dependent on our compliance with these restrictions or our ability to obtain waivers of them.  We cannot assure you that we will be able to comply with these restrictions or that our lenders would waive them.  In addition, we believe that we were forced to file Chapter 11 protection when we did, instead of effectuating an out-of-court restructuring, in part due to restrictions imposed under our pre-petition credit facility.  We can make no assurances that the lenders under the Loan Agreement will grant waivers or amendments in connection with our failure, if any, to comply with any of these covenants in the future.  If we were to fail to comply with covenants under the Loan Agreement and our lenders were not to waive noncompliance, our lenders could accelerate the repayment of obligations under the Loan Agreement, refuse to extend additional credit to us and exercise other remedies which would significantly restrict our cash flow and ability to operate our business as occurred under our pre-petition facility.

We may be unable to capitalize on our licensed department agreement with Saks Incorporated.

We executed a Licensed Department Agreement with Saks Incorporated to test the potential of departments inside Saks Group Department Stores selling products under our brand names.   Successful operation of these departments will depend on many factors and we cannot assure that they will produce a profit or that they will not produce losses.

Competition from mass-market retailers and discounters and internet retailers, which have strong brand recognition and financial and other resources and cost structure benefits, may have a negative impact on our sales.

Many mass market retailers and discounters, such as Toys “R” Us, Wal-Mart and Target, have strong brand recognition and greater financial, marketing and other resources than we do. We could be at a disadvantage in responding to these competitors’ merchandising and pricing strategies, advertising campaigns and other initiatives. Several of these competitors, including Toys “R” Us, have launched successful internet shopping sites which compete with our stores and internet marketing channels.  In addition, an increase in focus on the specialty retail market or the sale by these competitors of more products similar to ours could cause us to lose market share.  We also face competition from internet-only retailers, such as Amazon.com.  Such retailers may have a cost advantage and reach a broader market, which may have a negative impact on our business or on our ability to expand our business.

Any significant reduction in or restriction on the availability of our trade credit could result in materially reduced sales.

As do most retailers, our business plan depends on the availability of credit from the suppliers of our inventory.  Prior to our Chapter 11 filing, our merchandise suppliers permitted us a period of time after shipment to pay for the goods they ship to us.  After our Chapter 11 filing, most of our merchandise suppliers required that we pay for goods in advance of shipment.  If our merchandise suppliers were to continue to insist on cash in advance following our emergence from bankruptcy or otherwise refuse to do business with us, we may have to replace them and we cannot assure you that we would find acceptable replacements or that we would not suffer reduced sales while in the process of replacing them.

We may need to raise additional capital, which may not be available to us, and which may, if raised, dilute our existing stockholders’ ownership interest in us.

We expect that our available funds will be sufficient to meet our working capital and capital expenditure needs for the next 12 months.  After that, we may need to raise additional funds, and we cannot be certain that we will be able to obtain additional financing on favorable terms or at all.  If we cannot raise additional capital on acceptable terms, we may not be able to:

•      purchase needed inventory;

•      execute any expansion plans we may develop;

•      enhance our infrastructure;

•      hire, train and retain employees;

•      keep up with technological advances;

•      respond to competitive pressures or unanticipated requirements; or

•      pursue acquisition opportunities.

We raised additional capital in order to accomplish the Zany Brainy Acquisition and the FAO Acquisition.  The capital raised, together with the equity issued to accomplish our emergence from bankruptcy, diluted our existing stockholders’ ownership position in the Company.   If we raise additional capital in the future our existing stockholders’ ownership interest may again be diluted.  We cannot assure you that the use to which we put any additional capital raised will increase the value of the Company proportionately to the amount of dilution a stockholder experiences in such a transaction.  If such an increase does not occur, the value of such stockholder’s ownership position may decrease.

Risks Related to our Business and Operations

We are dependent on third party service providers and may suffer monetary losses if we must replace their services.

We have entered into a number of service agreements with third parties including a fulfillment and customer services agreement with respect to our internet and catalog businesses.  We have limited control over these other companies and have few long-term relationships with them.  Although we believe that our service providers are reputable and dependable, we cannot assure you that these parties will continue to perform such services or that they can be replaced on terms favorable to us.

Our operations depend on third parties for the following services:

•    internet and catalog fulfillment services;

•    software services;

•    transportation and delivery services;

•    inventory and returns storage and handling;

•    credit card processing; and

•    telecom access.

Our business relies on foreign product sources and our profits could be adversely affected by factors related to such dependence.

We do not own or operate any manufacturing facilities.  We now purchase products from over 900 different vendors worldwide. In total, we import approximately 16% of the products sold in our retail stores.  In addition, a significant number of the products we purchase from domestic suppliers are manufactured abroad.  Historically, imported items have had higher gross profit margins. Imports allow us to offer a large selection of unique goods.  We expect that we will become even more dependent on imported items in our operations. As a result, we are subject to risks associated with relying on foreign manufacturers, such as:

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

Our profitability is therefore dependent on our ability to manage such risks while still offering an appealing product mix at profitable prices. Interruptions or delays in our imports could cause shortages in our product inventory and a decline in our sales unless we secure alternative supply arrangements.  Even if we could locate alternative sources, the products from such sources may be of lesser quality or more expensive than those we currently purchase. Our sales could also suffer if our suppliers experience similar problems with foreign manufacturers.  In addition, we cannot assure you that we will continue to be able to obtain unique products produced domestically or internationally or higher gross margins on imported products, nor can we assure you that we would be able to replace any particular vendor if our relationship with the vendor were to prove unsatisfactory.  This could result in us not being able to offer the selection or quality that our consumers demand, which could potentially result in a decline in sales.

In addition, we are unable to predict whether the emerging severe acute respiratory syndrome, or SARS, epidemic will have a negative effect on our procurement of toys and other products from Asia or elsewhere.

Our operations depend on independent manufacturers and loss of any of our key vendors could impact our profitability.

We do not own or operate any manufacturing facilities. Instead we depend on manufacturers and distributors to supply us enough products at competitive prices.  In Fiscal 2002, no supplier provided more than 7% of FAO, Inc.’s purchases.  If a manufacturer cannot ship orders to us in a timely manner or meet our quality standards, we may run short of inventory in our retail stores. Our customers may subsequently look to find the products they desire elsewhere. Any of these circumstances may have a material adverse effect on our financial condition or results of operations.

We generally do not have long-term contracts with our independent manufacturing sources.  As a result, we compete with other companies for production facilities.  If we are unable to obtain products that meet the demands of our customers, our sales may fall. We believe that we have close relationships with our manufacturing sources.  Our future success, however, partly depends on our ability to maintain these types of relationships.

Our operations could be disrupted if our information systems fail which could negatively impact our sales.

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

The business of each of ZB Company, Inc. and FAO Schwarz, Inc. is highly seasonal, and annual results are highly dependent on the success of the holiday selling season.

A significant portion of the sales of each of ZB Company, Inc. and FAO Schwarz, Inc. occurs and is expected to continue to occur in our fourth quarter (generally November through January) coinciding with the holiday shopping season which is subject to weather interruptions, shortages of labor and other risks noted elsewhere.  Therefore, the contributions by these brands to our results of operations for the entire year depend largely on fourth quarter results.  Typically, these business have not been profitable in any quarter other than the fourth quarter of any fiscal year, and, despite our efforts to change this trend, it may continue.

Our failure to maintain product exclusivity could result in reduced sales and increased marketing expense.

A large percentage of FAO Schwarz brand sales are generated from products not generally available from mass toy merchants. In addition, FAO stores are routinely the launch site for new product offerings. If FAO Schwarz, Inc. is unable to maintain exclusive rights or the brand loses its perceived distinction, sales can be expected to suffer in those stores and marketing expense, which typically has been very small, can be expected to increase.  We also believe our customers shop at Zany Brainy stores in part because of perceived exclusivity of product.   Failure to maintain exclusivity in those stores may impact sale there as well.

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

Concentration of ownership limits our outside stockholders’ ability to influence corporate matters.

Our executive officers, directors and significant stockholders collectively own approximately 80% of the outstanding shares of our voting stock.  Pursuant to an agreement among Richard Kayne, Fred Kayne, certain other affiliates, and other purchasers of shares of Class I Convertible Preferred Stock (collectively, the “Voting Parties”) and Hancock Park Associates (“Hancock”), the Voting Parties have agreed to vote for one director designated by Hancock.  In addition, we have agreed to nominate one director designated by each of Hancock and Saks Incorporated for service on our Board of Directors.  The blocks of securities held by various stockholders could limit our ability to enter into transactions that could be beneficial to us or our other stockholders.  Also, third parties could be discouraged from making a tender offer or bidding to acquire us at a price per share that is above the then-current market price.

Sales of our common stock may depress our stock price.

The large majority of our unregistered securities have registration rights.  In connection with the issuance of our Class I Convertible Preferred Stock and the compromise of claims in our Chapter 11 proceedings, we granted rights to demand two registration statement filings to holders of at least 3,333,333 shares of our common stock, one registration statement per year if we become eligible to use form S-3 to holders of at least 1,333,333 shares of our common stock and unlimited piggyback registrations.  Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock and could make it more difficult for us to raise funds through future offerings of common stock.

Compliance with Nasdaq National Market Listing Requirements

In January 2003, Nasdaq notified us that we were not in compliance with certain of the Nasdaq National Market continued listing requirements.  We may be unable to regain compliance with each Nasdaq National Market listing requirement.  Nasdaq has permitted us until June 2, 2003 to demonstrate that the market value of our shares held by non-affiliates is at least $5.0 million and until August 4, 2003 to demonstrate a closing bid price of our common stock in excess of $1.00 per share, in each case for ten consecutive trading days.  We cannot assure you we will achieve these requirements.  If we fail, our common stock may be delisted from the Nasdaq National Market which could result in a decrease in our stock price.

Risks Related to Legal Uncertainty

Our intellectual property rights may not be safeguarded, are subject to the rights of others and may be impaired by infringement claims.

Our copyrights, service marks, trademarks, trade dress, trade secrets and similar intellectual property are critical to our success. We obtained the right to use “F.A.O. Schwarz” and variations thereof under license from the F.A.O. Schwarz Family Foundation. The license is perpetual for so long as we comply with the terms of the license agreement. The license agreement permits the exclusive use of the FAO Schwarz name and mark for advertising, promotion or any other business purposes, including use of the mark on products, packaging and labeling and in connection with advertising in operated or licensed stores, through catalogs, internet, television, computer and other electronic means, product licensing, and branded products for resale by third party retailers. FAO Schwarz, Inc. will pay royalties to the F.A.O. Schwarz Family Foundation based on such sales and licensing revenues. The agreement provides the F.A.O. Schwarz Family Foundation with quality control rights over our use of the name and mark and restricts our ability to transfer the license directly or indirectly through stock issuances, asset sales or other means.  In addition, our right to use “FAO” in our name is dependent on maintaining a certain standing in the financial community.  Any failure by us to comply with the terms of the license agreement, including the quality control provisions, and the consequent loss of any rights in the FAO Schwarz name and mark, could adversely affect our operations.  We assumed this license agreement in our bankruptcy plan of reorganization.

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

The products we sell are subject to provisions of the Consumer Safety Act and the regulations issued thereunder.  These laws authorize the CPSC to protect the public from products that present a substantial risk of injury.  The CPSC can require the manufacturer of defective products to repurchase or recall such products. The CPSC may also impose fines or penalties on the manufacturer. Similar laws exist in some states, cities and other countries in which we market the products we sell. A recall of any of the products we sell may materially adversely affect us by impairing our reputation for quality and safety and diverting our resources from our business generally.

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

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” above for a discussion of our Loan Agreement which has interest rates that are linked to the Agent’s base rate.  For every $1.0 million in debt outstanding under our variable rate secured debt obligations, an increase of 0.25% in our interest would cost us an additional $2,500 per year.  We have not entered into any derivative financial instruments to manage interest rate risk, currency risk or for speculative purposes and we are currently not evaluating the future use of these instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements and supplementary data are as set forth in Item 16(a) hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 4, 2002, the Company, dismissed Arthur Andersen LLP (“Andersen”), as its independent accountant, and appointed KPMG LLP (“KPMG”) as its new independent accountant. The decision to change accountants was approved by the audit committee of the board of directors of the Company.

Andersen’s reports on the Company’s financial statements for Fiscal 2001 and Fiscal 2000 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During Fiscal 2001 and Fiscal 2000 and the period from the February 3, 2002 through June 4, 2002, there were no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Andersen, would have caused it to make reference to the subject matter of the disagreements in connection with its report.

None of the reportable events described under Item 304(a)(1)(v) of Regulation S-K occurred during Fiscal 2001 and Fiscal 2000 and the subsequent interim period through June 4, 2002.

We provided Andersen with a copy of the foregoing disclosures.  Andersen's letter dated June 4, 2002, stating its agreement with such statements, was filed as Exhibit 16.1 to our Form 8-K filed June 5, 2002.

Prior to our engagement of KPMG as our independent auditors on June 4, 2002, neither we nor anyone acting on our behalf consulted with KPMG regarding any of the matters or events set forth in Item 304(a)(2) of Regulation S-K.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information contained in our Proxy Statement under the captions “Executive Officers” and “Election of Directors” is incorporated herein by reference.  Our Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of Fiscal 2002 or this Annual Report on Form 10-K will be amended by such date to include such information.

ITEM 11.  EXECUTIVE COMPENSATION

The information contained in our Proxy Statement under the caption “Executive Compensation and Other Information” is incorporated herein by reference.  Our Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of Fiscal 2002 or this Annual Report on Form 10-K will be amended by such date to include such information.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained in our Proxy Statement under the caption “Principal Stockholders and Management” is incorporated herein by reference.  Our Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of Fiscal 2002 or this Annual Report on Form 10-K will be amended by such date to include such information.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained in our Proxy Statement under the caption “Certain Relationships and Related Transactions” is incorporated herein by reference.  Our Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of Fiscal 2002 or this Annual Report on Form 10-K will be amended by such date to include such information.

ITEM 14. CONTROLS AND PROCEDURES

The Company maintains “disclosure controls and procedures,” as such term is defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in the Company’s reports, pursuant to the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding the required disclosures.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures.

The Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of the Company’s “disclosure controls and procedures” within 90 days of the filing date of this Annual Report on Form 10-K.  Based on their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective.  There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date the controls were evaluated

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

(a)           The following documents are filed as part of this report.

(1)           Financial Statements:

(2)                                             Financial Statement Schedules:

All financial statement schedules are omitted because they are either not applicable or the required information is shown in the financial statements or notes thereto.

(3)                                             Listing of Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this annual report:

Exhibit Number	Description

2.1

Asset Purchase Agreement by and among Zany Brainy, Inc., Children’s Products, Inc., Children’s Development, Inc., Noodle Kidoodle, Inc., Children’s Distribution, LLC and Zany Brainy Direct LLC, FAO, Inc. (fka The Right Start, Inc.) and ZB Company, Inc., dated August 31, 2001, including Registration Rights (1).

2.2

Asset Purchase Agreement by and among FAO, Inc. (fka The Right Start, Inc.), FAO Schwarz, Inc. (fka Toy Soldier, Inc.), Royal Vendex KBB N.V., KBB Retail Corporation (fka F.A.O. Schwarz) and Quality Fulfillment Services, Inc. dated November 19, 2001 (2).

2.3	LLC Purchase Agreement, effective as of August 17, 2001, by and between FAO, Inc. (fka The Right Start, Inc.) and Michael Targoff, together with Instrument of Conveyance dated September 5, 2001 (1).

2.4	Agreement and Plan of Merger by and between FAO, Inc. and F.A.O., Inc. dated August 23, 2002 (3).

2.5	First Amended Disclosure Statement with Respect to Joint Plan of Reorganization of FAO, Inc., and Its Debtor Subsidiaries (4).

2.6	First Amended Joint Plan of Reorganization of FAO, Inc. and its Debtor Subsidiaries (4).

2.7	Order Approving Post-Confirmation Options Relating to Debtors’ First Amended Joint Plan of Reorganization of FAO, Inc. and Its Debtor Subsidiaries.

2.8	Asset Purchase Agreement dated September 1, 1992, for acquisition of the Assets of Small People, Inc. and Jimash Corporation by Right Start Subsidiary I, Inc (5).

2.9	Asset Purchase Agreement dated as of July 29, 1996 by and between Blasair, Inc. (DBA Alert Communications Company) and FAO, Inc. (fka The Right Start, Inc.) (6).

3.1	Bylaws of FAO, Inc., as last amended April 23, 2003.

3.2	Form of FAO, Inc. Common Stock Certificate (7).

3.3	Amended and Restated Certificate of Incorporation of FAO, Inc., dated April 16, 2003.

3.4	First Amendment to Amended and Restated Certificate of Incorporation of FAO, Inc., dated April 17, 2003.

3.5	Second Amendment to Amended and Restated Certificate of Incorporation of FAO, Inc., dated April 21, 2003.

3.6	Amended and Restated Certificate of Designation of Rights, Preferences and Privileges of Class I Convertible Preferred Stock together.

3.7	Amended and Restated Certificate of Designation of Rights, Preferences and Privileges of Class J Convertible Preferred Stock together.

4.1

FAO, Inc. (fka The Right Start, Inc.) 4% Subordinated Convertible Redeemable Pay-in-Kind Note Due September 4, 2004, in favor of Athanor Holdings, LLC, in the aggregate principal amount of $4,900,000 (8).

4.2

Equipment Note (convertible) dated as of April 23, 2003, by FAO, Inc., FAO Schwarz, Inc. and ZB Company, Inc. for the benefit of Richard Kayne in the aggregate principal amount of $1,703,244.  A substantially identical note was issued to Fred Kayne in the aggregate principal amount of $1,982,882.

4.3

Warrant dated April 23, 2003, to purchase 45,919 shares of FAO, Inc. Common Stock issued to Fortune Twenty-Fifth, Inc.  Substantially identical warrants were issued to Kayne Anderson Capital Advisors and Richard Kayne for the purchase of an aggregate of 64,081 shares of FAO, Inc. Common Stock.

4.4

Warrant dated October 6, 2000, to purchase shares of common stock of FAO, Inc. (fka The Right Start, Inc.) at an exercise price of $30.00 per share issued to purchasers of Series D Convertible Preferred Stock of FAO, Inc. (fka The Right Start, Inc.).  Substantially identical warrants were issued to a total of 22 investors exercisable for a total of 29,933 shares of common stock of FAO, Inc. (fka The Right Start, Inc.) (9).

4.5	Warrant dated December 16, 2002, to purchase 6,667 shares of Common Stock of FAO, Inc. at an exercise price of $28.50 per share issued to KBB Retail Assets Corp (10).

4.6

Amended and Restated Warrant dated November 21, 2002 to purchase 33,274 shares of Common Stock of FAO, Inc. at an exercise price of $36.00 per share issued to Kayne Anderson Capital Advisors, L.P.  A substantially identical warrant to purchase 10,060 shares of Common Stock was issued to Fortune Twenty-Fifth, Inc. (10).

10.1

Equipment Note by FAO, Inc., FAO Schwarz, Inc. and ZB Company, Inc. dated as of November 21, 2002, in the aggregate principal amount of $11,142,857 issued to Kayne Anderson Capital Advisors, L.P. (10).

10.2

Amended and Restated Security Agreement dated November 21, 2002, among FAO, Inc., FAO Schwarz, Inc., ZB Company, Inc., Kayne Anderson Capital Advisors, L.P., as agent, and Fortune Twenty-Fifth, Inc (10).

10.3	1995 Non-employee Directors Option Plan (6).

10.4	2001 Employee Stock Incentive Plan (11).

10.5	Registration Rights Agreement dated January 6, 2002 between FAO, Inc. (fka The Right Start, Inc.) and Royal Vendex KBB N.V. (9).

10.6

Registration Rights Agreement dated September 5, 2001 among FAO, Inc. (fka The Right Start, Inc.), Athanor Holdings, LLC, Fred Kayne, funds managed by Kayne Anderson Capital Advisors, L.P., Richard Kayne, Palomar Ventures I, L.P., Marina Corporate LLC and Michael Targoff (9).

10.7	Guaranty by FAO, Inc. (fka The Right Start, Inc.), in favor of the holders of FAO Schwarz, Inc. (fka Toy Soldier, Inc.) 8% Subordinated Notes due January 6, 2005, dated January 6, 2002 (12).

10.8	Guaranty by FAO, Inc. (fka The Right Start, Inc.) in favor of the holders of FAO Schwarz, Inc. (fka Toy Soldier, Inc.) 8% Subordinated Notes due January 6, 2005 (Chicago) dated January 6, 2002 (9).

10.9	Parent Security Agreement by FAO, Inc. (fka The Right Start, Inc.), in favor of F.A.O. Schwarz and Quality Fulfillment Services, Inc. dated January 6, 2002 (2).

10.10	Buyer Security Agreement by FAO Schwarz, Inc. (fka Toy Soldier, Inc.) in favor of F.A.O. Schwarz and Quality Fulfillment Services, Inc, dated January 6, 2002 (2).

10.11	Security Agreement by FAO Schwarz, Inc. (fka Toy Soldier, Inc.) in favor of KBB Retail Assets Corp. (fka F.A.O. Schwarz) dated as of January 6, 2002 (9).

10.12

Amended and Restated Security Agreement by FAO, Inc., FAO Schwarz, Inc. and ZB Company, Inc. in favor of Kayne Anderson Capital Advisors, L.P., and Fortune Twenty-Fifth, Inc. dated as of November 21, 2002 (10).

10.13

Interim Operating Agreement among FAO Schwarz, Inc. (fka Toy Soldier, Inc.), FAO, Inc. (fka The Right Start, Inc.), KBB Retail Assets Corporation (fka F.A.O. Schwarz), Quality Fulfillment Services, Inc. and Royal Vendex KBB N.V., dated January 6, 2002 (9).

10.14

Fourth Amendment to Loan and Security Agreement dated as of December 16, 2002 among FAO, Inc., FAO Schwarz, Inc., ZB Company, Inc., The Right Start, Inc., Wells Fargo Retail Finance, LLC, as Agent and the lenders (10).

10.15	Loan and Security Agreement by and among ZB Company, Inc., as Borrower, the Lenders that are signatories thereto as Lenders and Wells Fargo Retail Finance, LLC, as Agent, dated September 5, 2001 (8).

10.16

First Amendment to Loan and Security Agreement by and among ZB Company, Inc, as Borrower, the Lenders that are signatories thereto as Lenders, and Wells Fargo Retail Finance, LLC, as Agent, dated October 31, 2001 (9).

10.17

Second Amendment to Loan and Security Agreement by and among ZB Company, Inc, as Borrower, the Lenders that are signatories thereto as Lenders, and Wells Fargo Retail Finance, LLC, as Agent, dated April 11, 2002 (9).

10.18	Intellectual Property Security Agreement between ZB Company, Inc. and Wells Fargo Retail Finance, LLC, as Agent, dated September 5, 2001 (1).

10.19	Parent Guaranty Agreement by FAO, Inc. (fka The Right Start, Inc.) in favor of Wells Fargo Retail Finance, LLC, as Agent, dated September 5, 2001 (1).

10.20	Pledge Agreement by FAO, Inc. (fka The Right Start, Inc.) pledging the stock of ZB Company, Inc. in favor of Wells Fargo Retail Finance, LLC, as Agent, dated September 5, 2001 (1).

10.21

Loan and Security Agreement between FAO, Inc. (fka The Right Start, Inc.), FAO Schwarz, Inc. (fka Toy Soldier, Inc.) and Wells Fargo Retail Finance (successor to Paragon Capital LLC) as of January 23, 2001 (13).

10.22	First Amendment to Loan and Security Agreement between FAO, Inc. (fka The Right Start, Inc.) and Wells Fargo Retail Finance, LLC, as Agent, dated September 5, 2001 (1).

10.23	Second Amendment to Loan and Security Agreement by and between FAO, Inc. (fka The Right Start, Inc.), as Borrower, and Wells Fargo Retail Finance, LLC, as Lender, dated December 14, 2001 (2).

10.24

Third Amendment to Loan and Security Agreement by and among FAO, Inc. (fka The Right Start, Inc.) and FAO Schwarz, Inc. (fka Toy Soldier, Inc.), as Borrowers and Wells Fargo Retail Finance, LLC, as Lender, dated January 6, 2002 (9).

10.25

Fourth Amendment to Loan and Security Agreement by and among FAO, Inc. (fka The Right Start, Inc.) and FAO Schwarz, Inc. (fka Toy Soldier, Inc.), as Borrowers and Wells Fargo Retail Finance, LLC, as Lender, dated March 12, 2002 (9).

10.26

Fifth Amendment to Loan and Security Agreement by and among FAO, Inc. (fka The Right Start, Inc.) and FAO Schwarz, Inc. (fka Toy Soldier, Inc.), as Borrowers and Wells Fargo Retail Finance, LLC, as Lender, dated April 15, 2002 (9).

10.27

Letter Agreement among FAO, Inc., (fka The Right Start, Inc.), and FAO Schwarz, Inc. (fka Toy Soldier, Inc.) Royal Vendex KBB N.V., KBB Retail Assets Corp. and Quality Fulfillment Services, Inc., dated as of March 22, 2002 (9).

10.28

Amended and Restated Master Note (Revolving) by and among FAO, Inc. (fka The Right Start, Inc.), and FAO Schwarz, Inc. (fka Toy Soldier, Inc.), as Borrowers and Wells Fargo Retail Finance, LLC as Lender, dated January 7, 2002 (2).

10.29	Pledge Agreement by and among FAO, Inc. (fka The Right Start, Inc.), Targoff-RS, LLC and FAO Schwarz, Inc. (fka Toy Soldier, Inc.) and Wells Fargo Retail Finance, LLC, dated January 6, 2002 (2).

10.30	Guaranty and Security Agreement made by Targoff-RS, LLC, Guarantor, in favor of Wells Fargo Retail Finance, LLC, dated January 7, 2002 (2).

10.31

Targoff-RS, LLC Note Purchase Agreement, dated September 5, 2001, by and between FAO, Inc. (fka The Right Start, Inc.), and Fred Kayne, Richard Kayne, funds managed by Kayne Anderson Capital Advisors, L.P., Palomar Ventures I, L.P. and Marina Corporate LLC (1).

10.32

Stockholders Agreement Tag-Along Rights and Voting Rights among KBB Retail Assets Corporation (fka F.A.O. Schwarz) and Quality Fulfillment Services, Inc., Fred Kayne, and funds managed by Kayne Anderson Capital Advisors, L.P., dated November 19, 2001 (2).

10.33	Investment Agreement, dated and effective as of August 15, 2001, by and between FAO, Inc. (fka The Right Start, Inc.) and Athanor Holdings, LLC (1).

10.34	Amendment No. 1 to Investment Agreement, dated September 5, 2001 (8).

10.35

Transition Services Agreement among FAO, Inc. (fka The Right Start, Inc.), FAO Schwarz, Inc. (fka Toy Soldier, Inc.), F.A.O. Schwarz, Quality Fulfillment Services, Inc. and Royal Vendex KBB N.V., dated January 6, 2002 (2).

10.36	ZB Company, Inc. 8% Equipment Loan Promissory Note due June 1, 2004, in favor of PNC Leasing, LLC, in the aggregate principal amount of $3,000,000 (9).

10.37	Letter Agreement —Term Loan dated September 5, 2001 between PNC Leasing, LLC and ZB Company, Inc. (9).

10.38	Security Agreement dated September 5, 2001 between PNC Leasing, LLC and ZB Company, Inc. (9).

10.39

Amended and Restated Schwarz Trademark Agreement among FAO, Inc. (fka The Right Start, Inc.), FAO Schwarz, Inc. (fka Toy Soldier, Inc.) and the F.A.O. Schwarz Family Foundation, dated as of January 7, 2002 (2).

10.40	Amended and Restated Loan and Security Agreement by and among FAO, Inc., FAO Schwarz, Inc. and ZB Company, Inc. as Borrowers and Wells Fargo Retail Finance, LLC, as Agent, dated April 30, 2002 (9).

10.41

Common Stock Purchase Agreement by and between F.A.O., Inc. and Vardon Focus Fund, LP dated May 24, 2002. Substantially identical Purchase Agreements were issued to a total of 40 investors for a total of 300,000 shares of common stock of F.A.O., Inc. (14)(15).

10.42

Registration Rights Agreement by and between F.A.O., Inc. and Vardon Focus Fund, LP dated May 24, 2002. Substantially identical Registration Rights Agreements were issued to a total of 40 investors (14) (15).

10.43

First Amendment to Amended and Restated Loan and Security Agreement by and among FAO, Inc., FAO Schwarz, Inc., and ZB Company, Inc., as Borrowers and Wells Fargo Retail Finance, LLC, as Agent dated as of May 31, 2002 (16).

10.44

Second Amendment to Amended and Restated Loan and Security Agreement by and among FAO, Inc., FAO Schwarz, Inc., and ZB Company, Inc., as Borrowers and Wells Fargo Retail Finance, LLC, as Agent dated August 15, 2002 (16).

10.45

Third Amendment to Loan and Security Agreement dated as of November 21, 2002 among FAO, Inc., FAO Schwarz, Inc., ZB Company, Inc., The Right Start, Inc., Wells Fargo Retail Finance, LLC, as Agent and the lenders (10).

10.46	Amended and Restated Interim Operating Agreement dated as of December 16, 2002, among FAO Schwarz, Inc., FAO, Inc., KBB Retail Assets Corp. and Quality Fulfillment Services, Inc. (10).

10.47	Assignment and Assumption dated as of September 10, 2002 among F.A.O., Inc. and FAO, Inc. (16).

10.48	Secured Note dated as of July 3, 2002 payable to FAO, Inc. by Jerry R. Welch in the aggregate principal amount of $500,000 (16).

10.49	Security Agreement dated as of August 15, 2002 by and among FAO, Inc., FAO Schwarz, Inc., and ZB Company, Inc. and Kayne Anderson Capital Advisors, L.P., as Agent and Fortune Twenty-Fifth, Inc. (16).

10.50

Equipment Note dated as of August 15, 2002 by FAO, Inc., FAO Schwarz, Inc. and ZB Company, Inc. for the benefit of Kayne Anderson Capital Advisors, L.P. in the aggregate principal amount of up to $9,000,000 (16)(17).

10.51	Form of Option Agreement for 2001 Stock Incentive Plan (16).

10.52	FAO Schwarz, Inc. (fka Toy Soldier, Inc.) 8% Subordinated Note Due January 6, 2005, in favor of Quality Fulfillment Services, Inc., in the aggregate principal amount of $899,900 (2).

10.53	Security Agreement dated as of April 23, 2003, by and among FAO, Inc., FAO Schwarz, Inc. and ZB Company, Inc. and Kayne Anderson Capital Advisors, L.P., as Agent and Fortune Twenty-Fifth, Inc.

10.54	FAO Schwarz, Inc. 8% Subordinated Note due January 6, 2005, in favor of KBB Retail Assets Corp. (fka F.A.O. Schwarz), in the aggregate principal amount of $1,500,000 (9).

10.55	FAO Schwarz, Inc. 8% Subordinated Note due 2008, in favor of KBB Retail Assets Corp., in the aggregate principal amount of $9,900,000.

10.56	FAO, Inc. Security Agreement, in favor of KBB Retail Assets Corp. dated April 23, 2003.

10.57	FAO Schwarz, Inc. Security Agreement in favor of KBB Retail Assets Corp. dated April 23, 2003.

10.58	Guaranty by FAO, Inc., in favor of the holders of the FAO Schwarz, Inc. 8% Subordinated Notes due 2008, dated April 23, 2003.

10.59

Loan and Security Agreement, dated April 23, 2003, by and among FAO, Inc., FAO Schwarz, Inc., ZB Company, Inc., The Right Start, Inc. and Targoff-RS, LLC, as borrowers and Fleet Retail Finance, Inc., as agent.

10.60

Letter Agreement regarding certain matters dated as of April 22, 2003, for the benefit of Hancock Park Capital II, L.P., by Kayne Anderson Capitol Advisors, L.P., Woodacres, LLC, Fortune Twenty-Fifth, Inc., Fred Kayne, Richard Kayne and other holders of Class I Convertible Preferred Stock named therein.

10.61	Letter Agreement dated April 22, 2003 for the benefit of Hancock Park Capital II, L.P. by FAO, Inc.

10.62	Letter Agreement dated April 3, 2003 for the benefit of Saks Incorporated by FAO, Inc.

10.63

Securities Purchase Agreement, dated as of April 3, 2003 by and among FAO, Inc., Fred Kayne, Kayne Anderson Capital Advisors, L.P., Richard Kayne, Saks Incorporated, Hancock Park Capital II, L.P. and PCG Tagi, LLC (Series H) (18).

10.64

First Amendment to Securities Purchase Agreement, dated as of April 21, 2003 by and among FAO, Inc., Woodacres LLC, Fred Kayne, Kayne Anderson Capital Advisors, L.P., as agent, Les Biller, as trustee, Charles Norris, Richard Kayne, Saks Incorporated and Hancock Park Capital II, L.P.

10.65

Registration Rights Agreement, dated as of April 23, 2003 by and among FAO, Inc., Woodacres LLC, Fred Kayne, Kayne Anderson  Capital Advisors, L.P., Les Biller, as trustee, Charles Norris, Richard Kayne, Saks Incorporated and Hancock Park Capital II, L.P.

10.66

Shareholders Agreement Tag-Along Rights and Drag-Along Rights, dated as of April 23, 2003 by and among FAO, Inc., Woodacres LLC, Fred Kayne, Kayne Anderson Capital Advisors L.P., Les Biller, as trustee, Charles Norris , Richare Kayne, Saks Incorporated and Hancock Park Capital II, L.P..

10.67	FAO Schwarz, Inc. (fka Toy Soldier, Inc.) 8% Subordinated Note Due January 6, 2005, in favor of F.A.O. Schwarz, in the aggregate principal amount of $17,098,100, since amended to $14,800,100 (2).

10.68	FAO Schwarz, Inc. 8% Amended and Restated Note due January 6, 2005, in favor of KBB Retail Assets Corp. (fka F.A.O. Schwarz), in the aggregate principal amount of $15,459,859 (10).

10.69

FAO, Inc. Amended and Restated Equipment Note due December 1, 2003, in favor of Kayne Anderson Capital Advisor, L.P., in the aggregate principal amount of $11,142,857.  A substantially identical note in the aggregate principal amount of $1,857,143 was issued to Fortune Twenty-Fifth, Inc (10).

10.70

Securities Pledge Agreement, dated as of April 23, 2003, by and among FAO, Inc., FAO Schwarz, Inc., ZB Company, Inc., The Right Start, Inc. and Targoff-RS, LLC, as pledgors and Fleet Retail Finance, Inc., as agent.

10.71

Trademark Security Agreement, dated as of April 23, 2003, by and among FAO, Inc., FAO Schwarz, Inc., ZB Company, Inc., The Right Start, Inc. and Targoff-RS, LLC, as borrowers and Fleet Retail Finance, Inc., as agent.

10.72

Copyright Security Agreement, dated as of April 23, 2003, by and among FAO, Inc., FAO Schwarz, Inc., ZB Company, Inc., The Right Start, Inc. and Targoff-RS, LLC, as borrowers and Fleet Retail Finance, Inc., as agent.

23.1	Consent of Independent Public Accountants-KPMG LLP

99.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(1)                      Previously filed as an Exhibit to FAO, Inc.’s (fka The Right Start, Inc.) Current Report on Form 8-K dated September 20, 2001.

(2)                      Previously filed as an Exhibit to FAO, Inc.’s (fka The Right Start, Inc.) Current Report on Form 8-K dated January 18, 2002.

(3)                      Previously filed as an Exhibit to FAO, Inc.’s Current Report on Form 8-K filed September 10, 2002.

(4)                      Previously filed as an Exhibit to FAO, Inc.’s Current Report on Form 8-K, filed March 11, 2003.

(5)                      Previously filed as an Exhibit to FAO, Inc.’s (fka The Right Start, Inc.) Current Report on Form 8-K filed September 24, 1992.

(6)                      Previously filed as an Exhibit to FAO, Inc.’s (fka The Right Start, Inc.) Annual Report on Form 10-K for the fiscal year ended June 1, 1996.

(7)                      Previously filed as an Exhibit to FAO, Inc.’s Current Report on Form 8-K dated September 10, 2002.

(8)                      Previously filed as an Exhibit to FAO, Inc.’s (fka The Right Start, Inc.) Current Report on Form 8-K/A dated November 19, 2001.

(9)                      Previously filed as an Exhibit to FAO, Inc.’s (fka The Right Start, Inc.) Current Report on Form 8-K dated May 1, 2002 as amended by FAO, Inc.’s Current Report on Form 8-K/A dated May 6, 2002.

(10)                Previously filed as an Exhibit to FAO, Inc.’s Quarterly Report on Form 10Q filed December 17, 2002.

(11)                Previously filed as an Exhibit to FAO, Inc.’s (fka The Right Start, Inc.) Preliminary Proxy Form PREM14A dated January 28, 2002.

(12)                Previously filed as an Exhibit to FAO, Inc.’s (fka The Right Start, Inc.) Current Report on Form 8-K dated January 29, 2002.

(13)                Previously filed as an Exhibit to FAO, Inc.’s (fka The Right Start, Inc.) Current Report on Form 8-K dated January 25, 2001.

(14)                Avalon Global Partners LLC; Avalon Worldwide LTD; Barclays Global Investors Limited; Bonanza Master Fund Ltd; Boston Partners Small Cap Value Fund II; Cranshire Capital, L.P.; Dan Goldstein; Elliot Broidy; Gruber & McBaine International; Howard Hughes Medical Institute; J. Patterson McBaine; Jon D. Gruber & Linda W. Gruber; Kahn Capital Offshore Fund Ltd; Kahn Capital Partners LP.; Kaiser Permanente Retirement Plans; Laborers’ District Council and Contractors’ of Ohio; Lagunitas Partners L.P.; New York State Nurses Association Pension Plan; Ohio Carpenters’ Pension Plan; Oregon Investment Council; Permal U.S. Opportunities Fund, Ltd.; Peter W. Branagh and Ramona Y. Branagh, Trustees for the Branagh Revocable Trust; Pollat, Evans & Co. Inc.; Potomac Capital International, Ltd.; Potomac Capital Partners, L.P.; Proximity Fund LP; Proximity International Ltd; Riverview Group, LLC; SACC Capital; Slater Equity Offshore Fund Ltd.; Slater Equity Partners, L.P.; Stewart Rudick; Triton West Group, Inc.; Vardon International, Ltd.; Vardon Partners, LP; Vardon Partners II, LP; Zaxis Equity Neutral, L.P.; Zaxis Offshore Limited; Zaxis Partners, L.P.

(15)                Previously filed as an Exhibit to FAO, Inc.’s Quarterly Report on Form 10-Q filed June 18, 2002.

(16)                Previously filed as an Exhibit to FAO, Inc.’s Quarterly Report on Form 10-Q filed September 17, 2002.

(17)                A substantially identical note was issued to Fortune Twenty-Fifth, Inc. in the aggregate principal amount of $1,500,000. Allonges were added to these notes as of September 16, 2002 increasing the aggregate principal amount of all such notes to up to $13,000,000.

(18)                Previously filed as an Exhibit to FAO, Inc.'s Current Report on Form 8-K filed April 21, 2003.

(b)      Reports on Form 8-k. The following reports on Form 8-k were filed during the last quarter of Fiscal 2002.

Date Report Filed	Items Reported	Finanacial Statements Filed
January 21	Nasdaq Intent to Delist Common Stock	None
January 21	Retention of Investment Banker	None
January 14	Chapter 11 Petition	None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAO, INC
(Registrant)

Dated: May 16, 2003	/s/ Jerry R. Welch
Jerry R. Welch
Chief Executive Officer and President

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jerry R. Welch		May 16 , 2003
Jerry R. Welch	Chief Executive Officer and President

/s/ Richard A. Kayne		May 16 , 2003
Richard A. Kayne	Director

/s/ Jill T. Higgins		May 16 , 2003
Jill T. Higgins	Director

/s/ Fred Kayne		May 16 , 2003
Fred Kayne	Chairman of the Board

/s/ Howard M. Zelikow		May 16 , 2003
Howard M. Zelikow	Director

/s/ Raymond P. Springer		May 16 , 2003
Raymond P. Springer	Chief Financial Officer (Principal Financial Officer)

/s/ Jerome A. Kollar		May 16, 2003
Jerome A. Kollar	Senior Vice President Finance (Principal Accounting Officer)

CERTIFICATIONS

I, Jerry R. Welch, certify that:

1.               I have reviewed this annual report on Form 10-K of FAO, Inc. (the “Registrant”);

2.               Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.               Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report.

4.               The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)             evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)              presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors:

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.               The Registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 16, 2003	/s/ Jerry R. Welch
Jerry R. Welch
Chief Executive Officer and President

I, Raymond P. Springer, certify that:

1.               I have reviewed this annual report on Form 10-K of FAO, Inc. (the “Registrant”);

2.               Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.               Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report.

4.               The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)             evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)              presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors:

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.               The Registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 16, 2003	/s/ Raymond P. Springer
Raymond P. Springer
Chief Financial Officer
(Principal Financial Officer)

INDEPENDENT AUDITORS’ REPORT

To the Stockholders and the Board of Directors

of FAO, Inc.:

We have audited the consolidated balance sheet of FAO, Inc. (formerly The Right Start, Inc.) and subsidiaries as of February 1, 2003 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.  The consolidated financial statements of FAO, Inc. and subsidiaries as of February 2, 2002 and for the years ended February 2, 2002 and February 3, 2001 were audited by other auditors who have ceased operations.  Those auditors expressed an unqualified opinion on those consolidated financial statements, before the restatements described in Note 1 to the consolidated financial statements, in their report dated April 30, 2002 (except with respect to the matter discussed in Note 19, as to which the date is May 24, 2002).

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FAO, Inc. and subsidiaries as of February 1, 2003, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed above, the consolidated financial statements of FAO, Inc. and subsidiaries as of February 2, 2002 and for the years ended February 2, 2002 and February 3, 2001 were audited by other auditors who have ceased operations.  As described in Note 1, all share and per share data have been restated to reflect a 1-for-15 reverse stock split.  In addition, as described in Note 1, certain reclassifications related to the consolidated statements of operations and consolidated statements of cash flows have been reflected.  We audited the adjustments that were applied to restate the share and per share data and the reclassifications related to the consolidated statements of operations and consolidated statements of cash flows reflected in the February 2, 2002 and February 3, 2001 consolidated financial statements.  In our opinion, such adjustments are appropriate and have been properly applied.  However, we were not engaged to audit, review, or apply any procedures to the February 2, 2002 and February 3, 2001 consolidated financial statements of FAO, Inc. and subsidiaries other than with respect to such disclosures and adjustments and, accordingly, we do not express an opinion or any other form of assurance on the February 2, 2002 and February 3, 2001 consolidated financial statements taken as a whole.

KPMG LLP

Philadelphia, Pennsylvania
May 2, 2003

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The following report is a copy of a previously issued Arthur Andersen LLP (“Andersen”) report, and the report has not been reissued by Andersen.  The prior-period financial statements have been revised and restated.  The Andersen report refers to the consolidated balance sheet as of February 3, 2001 and the consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year ended January 29, 2000, which are no longer in the accompanying financial statements.  The prior period financial statements have been restated to reflect a 1-for-15 reverse stock split and to reflect certain reclassifications related to the consolidated statements of operations and consolidated statements of cash flows.

To the Stockholders and the Board of Directors
of F.A.O., Inc.:

We have audited the accompanying consolidated balance sheets of F.A.O., Inc. (formerly The Right Start, Inc.) (a California Corporation) and subsidiaries as of February 2, 2002 and February 3, 2001 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended February 2, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

Arthur Andersen LLP

Los Angeles, California April 30, 2002 (except with respect to the matter discussed in Note 19, as to which the date is May 24, 2002)

FAO, INC.

(DEBTOR-IN-POSSESSION)

CONSOLIDATED BALANCE SHEETS

(amounts in 000's, except for share and per share data)

	February 1, 2003	February 2, 2002
ASSETS
Current assets:
Cash and cash equivalents	$26,107	$2,811
Accounts and other receivables, net	7,055	14,966
Merchandise inventories	103,125	118,762
Prepaid catalog costs	337	81
Other current assets	5,399	5,106

Total current assets	142,023	141,726

Noncurrent assets:
Property, fixtures and equipment, net	26,356	31,168
Deferred income tax asset	—	1,400
Goodwill	4,578	4,578
Other noncurrent assets	2,812	2,564

Total noncurrent assets	33,746	39,710

	$175,769	$181,436

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,393	$21,014
Accrued expenses	13,207	16,548
Accrued salaries and wages	5,074	11,098
Revolving Line of Credit	70,496	—
Current portion of Purchase Money Notes	—	959
Acquisition Obligations	—	5,000
Mandatorily Redeemable Preferred Stock	—	2,910

Total current liabilities	90,170	57,529

Revolving Line of Credit	—	53,472
Purchase Money Notes	—	1,503
Deferred rent	3,394	1,591
Subsidiary Subordinated Notes	—	15,972
Junior Convertible Note	—	4,900

Total liabilities not subject to compromise	93,564	134,967

Liabilities subject to compromise	108,139	—

Commitments and contingencies

Stockholders' equity (deficit):
Series B Preferred Stock	—	188
Series E Preferred Stock	—	11,919
Series F Preferred Stock	—	3,996
Series G Preferred Stock	—	5,500
Series H Preferred Stock	—	20,000
Common stock (75,000,000 shares authorized at $0.001 par value and no par, respectively; 2,567,563 and 864,367 issued and outstanding, respectively)	3	22,730
Additional paid in capital	158,495	61,575
Accumulated deficit	(184,432)	(79,439)
Total stockholders' equity (deficit)	(25,934)	46,469

	$175,769	$181,436

See accompanying notes to consolidated financial statements

FAO, INC.

(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in 000's, except for share and per share data)

	Year Ended
	February 1, 2003	February 2, 2002	February 3, 2001
Net sales:
Retail	$427,128	$238,517	$44,201
Direct to customer	27,220	4,538	—
Shipping and handling revenues	6,067	838	—
Sales to RightStart.com, Inc.	—	3,472	9,408

	460,415	247,365	53,609

Costs and expenses:
Cost of goods sold, including distribution costs	287,690	155,031	23,292
Cost of shipping and handling	5,866	898	—
Cost of goods sold to RightStart.com, Inc.	—	3,472	9,408

Gross profit	166,859	87,964	20,909

Operating expenses:
Operating expense	94,199	38,518	9,825
Occupancy expense	83,713	29,726	6,225
Marketing and advertising expense	12,611	3,818	824
General and administrative expense	27,303	13,098	4,017
Pre-opening costs	207	268	456
Depreciation and amortization expense	7,149	4,058	2,184
(Gain) on sale of assets	(950)	—	—
Asset impairment charge	7,051	231	401

	231,283	89,717	23,932

Operating loss	(64,424)	(1,753)	(3,023)

Loss on investment in RightStart.com Inc.	—	—	3,406
Reorganization items	25,457	—	—
Interest expense, net	13,730	9,143	1,197

Loss before income taxes	(103,611)	(10,896)	(7,626)
Income tax provision	1,292	448	78

Net loss	$(104,903)	$(11,344)	$(7,704)

Basic and diluted net loss per share	$(48.94)	$(73.11)	$(21.88)

Weighted average number of common shares outstanding, basic and diluted	2,145,231	480,176	373,187

See accompanying notes to consolidated financial statements

FAO, INC.

(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Amounts in 000’s, except for share data)

	Preferred Stock
	Series B		Series C		Series D		Series E		Series F		Series G		Series H
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance January 29, 2000	20,000	$1,875	38,500	$3,850	—	$—	—	$—	—	$—	—	$—	—	$—

Preferred shares converted to common	(3,500)	(328)	(1,167)	(117)
Issuance of shares pursuant to the exercise of stock options
Dividend accretion	(351)	(351)
Amortization of deferred compensation	36	36
Issuance of warrants in connection with former credit facility	70	70
Issuance of preferred stock and warrants, net					44,900	4,045
Options granted to non-employees
Dividends on preferred stock
Warrants issued by subsidiary
Deferred compensation related to subsidiary
Net loss
Balance February 3, 2001	16,500	1,547	37,333	3,733	44,900	4,045	—	—	—	—	—	—	—	—

Dividend accretion	(471)	(471)
Amortization of deferred compensation	40	40
Dividends on preferred stock					3,664	367
Issuance of preferred stock for Targoff-RS, LLC Acquistion									1,800	3,996
Issuance of common stock for the Zany Brainy Acquisition
Issuance of preferred stock for the Zany Brainy Acquisition							11,919	11,919			2,200	5,500
Issuance of preferred stock for the FAO Acquisition													20,000	20,000
Beneficial conversion feature on Junior Convertible Note
Beneficial conversion feature on Series E, F, G and H preferred stock
Conversion of Senior Subordinated Notes
Conversion of preferred stock to common	(14,500)	(1,359)	(37,333)	(3,733)	(48,564)	(4,412)
Issuance of warrants in connection with KA notes
Issuance of shares pursuant to the exercise of stock options
Net loss
Balance February 2, 2002	2,000	188	—	—	—	—	11,919	11,919	1,800	3,996	2,200	5,500	20,000	20,000

Dividend accretion
Conversion of preferred stock to common	(2,000)	(188)					(11,919)	(11,919)	(1,800)	(3,996)	(2,200)	(5,500)	(20,000)	(20,000)
Conversion of Junior Convertible Note
Issuance of shares pursuant to the exercise of stock options
Issuance of shares pursuant to a private placement
Issuance of shares pursuant to the exercise of warrants
Reflect par value of outstanding common stock
Issuance of warrants in connection with notes payable
Net loss
Balance February 1, 2003	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—

			Additional Paid in Capital	Deferred Compensation	Accumulated Deficit	Total Stockholders’ Equity (Deficit
	Common Stock
	Shares	Amount
Balance January 29, 2000	361,178	$22,593	$16,443	$(671)	$(36,169)	$7,921

Preferred shares converted to common	11,667		445
Issuance of shares pursuant to the exercise of stock options	1,641	137				137
Dividend accretion					(351)	(351)
Amortization of deferred compensation				36		36
Issuance of warrants in connection with former credit facility			70			70
Issuance of preferred stock and warrants, net			439			4,484
Options granted to non-employees			57			57
Dividends on preferred stock					(110)	(110)
Warrants issued by subsidiary			184			184
Deferred compensation related to subsidiary			(595)			595
Net loss					(7,704)	(7,704)
Balance February 3, 2001	374,485	22,730	17,043	(40)	(44,334)	4,724

Dividend accretion					(471)	(471)
Amortization of deferred compensation				40		40
Dividends on preferred stock					(367)
Issuance of preferred stock for Targoff-RS, LLC Acquistion						3,996
Issuance of common stock for the Zany Acquisition	73,333		3,245			3,245
Issuance of preferred stock for the Zany Acquisition						17,419
Issuance of preferred stock for the FAO Acquisition						20,000
Beneficial conversion feature on junior subordinated pik notes			4,900			4,900
Beneficial conversion feature on Series E, F, G and H preferred stock			22,923		(22,923)
Conversion of Senior Subordinated Notes	89,447		3,187			3,187
Conversion of preferred stock to common	318,545		9,504
Issuance of warrants in connection with KA notes			391			391
Issuance of shares pursuant to the exercise of stock options	8,556		382			382
Net loss					(11,344)	(11,344)
Balance February 2, 2002	864,367	22,730	61,575	—	(79,439)	46,469

Dividend accretion					(90)	(90)
Conversion of preferred stock to common	1,160,100		41,603
Conversion of Junior subordinated pay-in-kind notes	232,442		5,114			5,114
Issuance of shares pursuant to the exercise of stock options	7,252		334			334
Issuance of shares pursuant to a private placement	300,000		26,147			26,147
Issuance of shares pursuant to the exercise of warrants	3,402		45			45
Reflect par value of outstanding common stock		(22,727)	22,727
Issuance of warrants in connection with notes payable			950			950
Net loss					(104,903)	(104,903)
Balance February 1, 2003	2,567,563	$3	$158,495	$—	$(184,432)	$(25,934)

FAO, INC.

(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in  000's)

	Year Ended
	February 1, 2003	February 2, 2002	February 3, 2001

Cash flows from operating activities:
Net loss	$(104,903)	$(11,344)	$(7,704)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	7,149	4,058	2,184
Deferred rent	1,803	170	161
Non-cash compensation	—	40	93
Amortization of debt issuance costs	421	105	128
Non-cash interest	2,617	5,313	—
Asset impairment charge	7,051	—	—
Reorganization items	24,202	—	—
Writeoff of deferred tax asset	1,400	—	—
Writeoff of debt issuance costs	1,111	—	—
Gain on sale of assets	(950)	—	—
Store closing expense	—	492	202
Loss on investment in RightStart.com	—	—	3,406
Change in assets and liabilities affecting operations	59,979	(8,242)	(3,279)

Net cash used in operating activities	(120)	(9,408)	(4,809)

Cash flows from investing activities:
Additions to property, fixtures and equipment	(8,435)	(2,857)	(2,841)
Acquisition, net of cash acquired	—	(14,471)	—
Proceeds from sale of assets	1,180	—	—
Purchase price adjustments	(1,117)	—	—
Investment in RightStart.com	—	—	(3,406)
Proceeds from early lease termination	—	451	—

Net cash used in investing activities	(8,372)	(16,877)	(6,247)

Cash flows from financing activities:
Increase (decrease) in bank overdraft	(10,334)	8,790	(26)
Net borrowings on Revolving Line of Credit	17,024	1,190	1,568
Proceeds from issuance of Equipment Notes	13,000	—	—
Payments on notes payable, Acquisition Obligations and Purchase Money Notes	(10,970)	(3,082)	(3,000)
Redemption of Mandatorily Redeemable Preferred Stock	(3,000)	—	—
Proceeds from sale of common stock	26,147	—	—
Proceeds from sale of Senior Subordinated Notes	—	—	3,000
Proceeds from private placement of Series D Preferred Stock and warrants, net	—	—	4,484
Dividends paid on Series D Preferred Stock	—	—	(52)
Proceeds from issuance of Series E and G preferred stock	—	17,419	—
Proceeds from sale of junior subordinated convertible pay-in-kind notes	—	4,900	—
Payments of financing costs	(458)	(757)	—
Proceeds from exercise of stock options and warrants	379	382	137

Net cash provided by financing activities	31,788	28,842	6,111

Net increase (decrease) in cash and cash equivalents	23,296	2,557	(4,945)
Cash and cash equivalents at beginning of period	2,811	254	5,199

Cash and cash equivalents at end of period	$26,107	$2,811	$254

See accompanying notes to consolidated financial statements

FAO, INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES:

The Company

FAO, Inc. (formerly known as The Right Start, Inc., and referred to herein as “FAO”, “we”, “us”, “our” and similar designations) is a specialty retailer of high quality developmental, educational and care products for infants and children and high quality toys, games, books and multimedia products for children up to age 12 conducted through the FAO Schwarz®, Right Start® and Zany Brainy® brands.  Our business expanded in the last two fiscal years to include educational products, toys, games, books and multimedia products for children up to age 12 through the purchase of substantially all of the assets of Zany Brainy, Inc. and certain assets of upscale toy seller F.A.O. Schwarz (now known as KBB Retail Assets Corp.).   On January 13, 2003 (the “Petition Date”), we, together with our significant subsidiaries, filed for protection under Chapter 11 of the United States Bankruptcy Code in Bankruptcy Court in the District of Delaware in case number 03-10119(LK).    Our First Amended Disclosure Statement with Respect to First Amended Joint Plan of Reorganization of FAO, Inc. and its Debtor Subsidiaries was approved by the Bankruptcy Court on February 28, 2003.   Our  First Amended Joint Plan of Reorganization of FAO, Inc. and its Debtor Subsidiaries was confirmed by the Bankruptcy Court on April 4, 2003, and became effective on April 23, 2003 (the “Effective Date”).

At a special meeting held on March 26, 2002, our stockholders voted to approve the change of the our name from The Right Start, Inc. to FAO, Inc., our reincorporation in the state of Delaware, and an amendment to our articles of incorporation effecting an increase in our authorized common stock from 25 million shares to 75 million shares and to revise the common stock from no par value to $0.001 par value per share.  We subsequently completed a 1:15 reverse stock split under our bankruptcy plan of reorganization and have 75 million authorized common shares and 5 million authorized preferred shares.

In January 2002 we purchased the assets and certain liabilities of F.A.O. Schwarz and its telemarketing and fulfillment services affiliate through our subsidiary FAO Schwarz, Inc., formerly known as Toy Soldier, Inc. (the “FAO Acquisition”—See Note 22).

In September 2001 we purchased assets and certain liabilities of Zany Brainy, Inc. and its affiliates from bankruptcy through our subsidiary ZB Company, Inc. (the “Zany Brainy Acquisition”—See Note 22).

Additionally, as a required condition to an equity investment used to fund the Zany Brainy Acquisition, we acquired Targoff-RS, LLC in September 2001. Targoff-RS, LLC had previously acquired the assets of RightStart.com Inc. (“RightStart.com”) in a private foreclosure sale on August 3, 2001 (See Note 22).

RightStart.com was formed in April 1999 for the purpose of engaging in electronic commerce over the Internet and effective May 1999 we contributed our catalog assets to RightStart.com. On October 10, 2000, RightStart.com issued 2 million shares of common stock, which decreased our ownership interest in RightStart.com to less than 50%. The sale of common stock and associated corporate actions resulted in RightStart.com being accounted for under the equity method of accounting and we no longer consolidated it.  Accordingly, information presented as of and for the period ended February 3, 2001 (“Fiscal 2000”) represents our results of operations and financial position with the RightStart.com investment presented using the equity method.

Fiscal Year

We have a fiscal year consisting of fifty-two or fifty-three weeks ending on the Saturday closest to the last day in January. The periods ended February 1, 2003 (“Fiscal 2002”) and February 2, 2002 (“Fiscal 2001”) consisted of fifty-two weeks; Fiscal 2000 consisted of fifty-three weeks.

Basis of Presentation

The accompanying Consolidated Financial Statements include our accounts and those of all our subsidiaries.  Affiliated companies (50% interest or less) are accounted for by the equity method.  All significant intercompany accounts and transactions have been eliminated. Results of operations of companies purchased are included from the dates of acquisition. Of the acquired companies, Zany Brainy and Targoff-RS LLC include 22 weeks of results from September 5, 2001 and FAO Schwarz includes 4 weeks of results from January 6, 2002 in the Consolidated Financial Statements for Fiscal 2001.

The accompanying Consolidated Financial Statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business.  In accordance with Statement of Position 90-7 (“SOP 90-7”), “Financial Reporting by Entities in Reorganization under the Bankruptcy Code,” all pre-petition liabilities subject to compromise have been segregated in the Consolidated Balance Sheets and classified as liabilities subject to compromise, at the estimated amount of allowable claims. Liabilities not subject to compromise are separately classified as current and non-current.  Expenses, realized losses, and provisions for losses resulting from the reorganization are reported separately as reorganization items.

Stock Split

Effective on April 22, 2003, common shares of the Company were reverse split into 1 share for every 15 shares outstanding.  The stated par value of the common shares was not changed from its existing amount of $0.001 per share.  The number of authorized shares of common stock remained at 75 million.  All share and per share amounts have been restated to reflect the stock split.

Bankruptcy Accounting

Since the Chapter 11 bankruptcy filing, we have applied the provisions of SOP 90-7, which does not significantly change the application of accounting principles generally accepted in the United States; however, it does require that the financial statements for periods including and subsequent to filing the Chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business.

Revenue Recognition

Sales are generated at either the Retail level or Direct to Customer level.  For Retail sales, the sale is recorded when the customer takes possession of the merchandise and tenders payment.  For Direct to Customer sales, the sale is recorded at the time the goods are received by the customer.  Historically, damaged goods have not been significant. We permit returns so long as the goods are returned in saleable condition. Appropriate sales return reserves are maintained and are estimated based on historical rates and adjusted for current conditions.

Merchandise Inventories

Merchandise inventories consist of finished goods purchased for resale and are stated at the lower of cost or market value. Cost is determined on a weighted average basis.  We monitor inventory levels and inventory turns to mitigate excess inventory amounts.  We do have very important relationships with brand name suppliers. However, no one single supplier’s products accounted for more than 7% of our purchases in Fiscal 2002.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with a maturity date of three months or less to be cash equivalents. At various times we maintain cash accounts with financial institutions in excess of federally insured amounts. We have assessed the financial strength of the institutions involved and believe that there is minimal risk of loss.

Concentrations of Credit Risks and Significant Customers

During Fiscal 2001 and Fiscal 2000, RightStart.com and Targoff-RS, LLC purchased inventory and services from us under management services agreements.  The income for services rendered under these agreements, which for Fiscal 2001 amounted to $0.7 million and for Fiscal 2000 amounted to $0.4 million, is netted against general and administrative expenses.

We have literally thousands of customers and although each one is highly valued, no one customer or small concentration of customers could be considered significant to our business.

Concentration of Product Fulfillment Risk

We currently outsource our catalog and internet fulfillment activities to a third party provider under a long term contract.  Consequently, a disruption of any of these outsourced services could have a material effect on us.

Prepaid Catalog Costs

Prepaid catalog costs consist of the costs to produce, print and distribute catalogs.  These costs are amortized over the expected sales life of each catalog, which typically does not exceed four months.  Catalog production expenses of $5.2 million and $0.3 million were recorded in Fiscal 2002 and Fiscal 2001, respectively.  There were no catalog production expenses recorded in Fiscal 2000.

Long-lived Assets

We periodically evaluate whether events and circumstances have occurred that indicate the remaining estimated useful lives of long-lived assets may warrant revision or that the remaining balance may not be recoverable.  When factors indicate that an asset should be evaluated for possible impairment, we use an estimate of the asset’s undiscounted net cash flows over its remaining life in measuring whether the asset is recoverable.  Due to below-plan sales and earnings performance in the fourth quarter, our filing for protection under Chapter 11 and planned actions under such filings, we performed a recoverability test on our long-lived assets.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we recorded a non-cash charge of $7.1 million in Fiscal 2002.  In Fiscal 2001, we recorded impairment charges in the amount of $0.2 million related to three retail store locations.  There were no other assets that have been determined to require an impairment provision for any other period presented.

Goodwill and Other Intangibles

Goodwill represents the excess of cost over fair value of assets of businesses acquired.  We adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” as of February 3, 2002.  Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually in accordance with the provisions of SFAS No. 142.  SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144.

In connection with SFAS No. 142’s transitional goodwill impairment evaluation, the Statement required us to perform an assessment of whether there was an indication that goodwill was impaired as of the date of adoption.  To accomplish this, we were required to identify our reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of February 3, 2002.  Within six months of the adoption date, we were required to determine the fair value of each reporting unit and compare it to the carrying amount of such reporting unit as of February 3, 2002.  To the extent the carrying amount of a reporting unit exceeded the fair value of such reporting unit, we would be required to perform the second step of the transitional impairment test, as this is an indication that the reporting unit goodwill may be impaired.  The second step was not required.  The implied fair value of goodwill was determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of such reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, “Business Combinations.”  The residual fair value after this allocation was the implied fair value of the reporting unit goodwill.  The implied fair value of this reporting unit exceeded its carrying amount and we were not required to recognize an impairment loss.

Under the transitional rules of SFAS No. 142, our goodwill was never amortized.  Certain other identified intangible assets are amortized on a straight-line basis over a period up to three years.  Our identified intangible assets are made up of customer lists, trademarks and domain names.  The amount of other identified intangible asset impairment, if any, was measured based on projected discounted future operating cash flows using a discount rate reflecting our average cost of funds.

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

No internal real estate and construction management costs were capitalized in Fiscal 2002.  Of the $0.3 million expended by us for internal real estate and construction management costs in Fiscal 2001, we capitalized $0.1 million directly attributable to the development of new stores and expensed $0.2 million.  In Fiscal 2000, we capitalized $0.3 million and expensed $0.1 million of the $0.4 million expended for internal real estate and construction management costs. The capitalized costs are amortized over the base term of the associated lease.

Pre-opening Costs

Pre-opening costs incurred for new stores are charged to expense as incurred.

Advertising

Advertising costs are expensed as incurred or at the time of the initial print or media broadcast.  In Fiscal 2002, advertising expenses were $12.6 million of which $11.3 million related to Zany Brainy.  Advertising expenses of $3.8 million, which includes $3.2 million for Zany Brainy, were incurred in Fiscal 2001. Advertising expenses of $0.8 million were recorded in Fiscal 2000, all of which were attributable to The Right Start brand.

Deferred Rent

We recognize rent expense on a straight-line basis over the life of the underlying lease.  In addition, the benefits from tenant allowances and landlord concessions are recorded on the balance sheet as deferred rent and amortized on a straight-line basis over the lease term.

Income Taxes

We account for income taxes using an asset and liability approach under which deferred tax liabilities and assets are recognized for the expected future tax consequences of net operating loss carryforwards and temporary differences between the carrying amounts and the tax bases of assets and liabilities. A valuation allowance is established against deferred tax assets when it is more likely than not that all, or some portion, of such deferred tax assets may not be realized.

Per Share Data

The Company’s basic and diluted net loss per share data is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding. Diluted income per share data would be computed by dividing income available to common stockholders plus adjustment for costs associated with dilutive securities by the weighted average number of shares outstanding plus any potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock in each year unless the impact would be antidilutive.

(in 000s, except for share and per share data)	Fiscal 2002	Fiscal 2001	Fiscal 2000
Net loss	$(104,903)	$(11,344)	$(7,704)
Preferred stock accretion	(90)	(471)	(351)
Beneficial conversion feature on Series E, F, G, and H Preferred Stock (see Note 12)	—	(22,923)	—
Series D Preferred Stock dividends	—	(367)	(110)
Basic and diluted loss applicable to common stockholders	$(104,993)	$(35,105)	$(8,165)
Weighted average number of common shares outstanding	2,145,231	480,176	373,187
Net loss per share, basic and diluted	$(48.94)	$(73.11)	$(21.88)

Certain of our securities were not included in the computation of diluted net loss per share because to do so would have been antidilutive for the periods presented. Such securities include:

	Common Stock Equivalents at:
Securities	February 1, 2003	February 2, 2002	February 3, 2001
Options	373,745	92,370	68,934
Series B Preferred Stock	—	4,444	36,667
Series C Preferred Stock	—	—	124,443
Series D Preferred Stock	—	—	149,667
Series E Preferred Stock	—	555,656	—
Series F Preferred Stock	—	120,000	—
Series G Preferred Stock	—	146,667	—
Series H Preferred Stock	—	333,333	—
Warrants	77,767	38,600	31,933

Stock-Based Compensation

Stock options issued to employees and members of our board of directors are accounted for in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.”  Accordingly, compensation expense is recorded for options awarded to employees and directors to the extent that the exercise prices are less than the fair market value of the common stock on the date of grant where the number of options and the exercise price are fixed. The difference between the fair value of the common stock and the exercise price of the stock option is recorded as deferred compensation, which is charged to expense over the vesting period of the underlying stock option on a straight-line basis.  In the periods reported, the Company has not issued any options with an exercise price that was less than the fair market value of the common stock on the date of grant.

We have adopted the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation.”  In accordance with the provisions of SFAS No. 123, we apply APB Opinion No. 25 and related interpretations in accounting for our plans and does not recognize compensation expense for our stock-based compensation plans based on the fair market value method prescribed by SFAS No. 123.  If we had elected to recognize compensation expense based upon the fair value at the grant date for awards under their plans consistent with the methodology prescribed by SFAS No. 123, our net loss and loss per share, including our share of compensation expense related to RightStart.com’s option grants for Fiscal 2001, would be increased to the pro forma amounts indicated below:

	Year Ended
(in 000's except for per share data)	February 1, 2003	February 2, 2002	February 3, 2001
Net loss applicable to common stockholders, as reported	$(104,993)	$(35,105)	$(8,165)
Deduct: Total stock-based employee compensation expense determined under fair-value based method for all awards	(2,745)	(196)	(561)
Pro forma net loss applicable to common stockholders	$(107,738)	$(35,301)	$(8,726)
Basic and diluted net loss per share:
As reported	$(48.94)	$(73.11)	$(21.88)
Pro forma	$(50.22)	$(73.52)	$(23.38)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Fiscal 2002	Fiscal 2001	Fiscal 2000
Risk-free interest rates	3.99%	3.78%	5.88%
Expected life (in years)	4	4	4
Dividend yield	0%	0%	0%
Expected volatility	85.18%	75.04%	85.06%
Weighted average fair value on grant date	$33.15	$17.85	$13.35

These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years.

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions including the expected stock price volatility. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of employee stock options.

Reclassifications

The Consolidated Statements of Operations for the years ended February 2, 2002 and February 3, 2001 reflect reclassification adjustments to include distribution costs in cost of goods sold and to include occupancy expense as a separate item within operating expenses.  In addition, the Consolidated Statements of Cash Flows for the years ended February 2, 2002 and February 3, 2001 reflect a reclassification adjustment to properly include the change in the bank overdraft account balance in financing activities rather than operating activities.  These reclassifications have been made to conform the prior period amounts to the current year presentation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Comprehensive Income

We have not had any items of other comprehensive income in any period presented.

Fair Value of Financial Instruments

The carrying amounts of all receivables and payables approximate fair value due to the short-term nature of such instruments. The carrying amount of the revolving credit facility approximates fair value due to the floating rate of interest on such instrument.  Our existing Subsidiary Subordinated Notes and the Junior Convertible Note (see Note 10) were each sold to persons that may be deemed to be affiliates at the time of sale.  The holder of the Subsidiary Subordinated Note disclaimed affiliate status.  The Junior Convertible

Note converted to common stock in Fiscal 2002.  There is no current market for the Subsidiary Subordinated Notes and therefore a fair market value is not available.  The notes have been discounted from their 8% face amount to 12% to more accurately reflect their market value as estimated by management.  The Subsidiary Subordinated Notes were issued in connection with the FAO Acquisition.  The Subsidiary Subordinated Notes were not convertible and were subordinate to other senior debt and pari passu with our unsecured creditors.  Based on the terms of the Purchase Money Notes and the Equipment Notes, we believe the carrying amount approximates fair value.

Derivatives

We currently do not have or use derivative instruments.

Recent Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections”, which is effective for fiscal years beginning after May 15, 2002, for provisions related to SFAS No. 4, effective for all transactions occurring after May 15, 2002 for provisions related to SFAS No. 13 and effective for all financial statements issued on or after May 15, 2002 for all other provisions of SFAS No. 145.  The rescissions, amendments and corrections of SFAS No. 145 potentially impacting us generally relate to accounting for debt extinguishments and sale leaseback transactions.  The adoption of SFAS No. 145 did not have a material effect on our financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  This Statement addresses the financial accounting and reporting of expenses related to restructuring initiated after 2002, and applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets.  Those activities can include eliminating or reducing product lines, terminating employees and contracts, and relocating plant, facilities or personnel.  Under SFAS No. 146, a company will record a liability for a cost associated with an exit or disposal activity when the liability is incurred and can be measured at fair value.  The provisions of this Statement are effective prospectively for exit or disposal activities initiated after December 31, 2002.  The adoption of SFAS No.146 did not have a material effect on our financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” which amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation.  In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements.  Certain of the disclosure modifications are required for fiscal years ending after December 31, 2002 and are included in the notes to our consolidated financial statements.

In March 2003, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor”.  EITF No. 02-16 addresses the income statement classification of cash considerations received by a customer, including a reseller, from a vendor and provides guidance regarding the timing of recognition of volume rebates.  We have adopted EITF No. 02-16 as of January 1, 2003 and the adoption did not have a material effect on our financial position or results of operations.

NOTE 2—OPERATING RESULTS AND RISKS:

Historically, we have incurred losses.  We believe that our current cash on hand, cash flow from operations and the Loan Agreement (see Note 9) will allow us to maintain our operations and fund working capital and capital expenditures for at least the next twelve months.  Our needs for additional funding will depend upon several factors, including but not limited to, generating sufficient cash flow from operations, vendor credit terms, the opening of shops for the Right Start brand product in Zany Brainy stores (“Right Start Shops”) and other capital expenditures.  In addition, our business is highly seasonal with a significant portion of our sales taking place in the fourth quarter of our fiscal years.  To the extent we continue to experience seasonality, our results of operations and funding needs may be adversely affected by a poor holiday season.  If additional capital is required to grow our business or execute our business plan, we may seek to raise additional equity or incur additional debt. There can be no assurance given that adequate funds will be available to us on acceptable terms, if at all.

NOTE 3—INTEREST ON PRE-PETITION DEBT:

On the Petition Date we stopped accruing interest on all unsecured pre-petition debt in accordance with SOP 90-7. Contractual interest expense not accrued or recorded on certain pre-petition debt totaled $0.5 million as of February 1, 2003.

NOTE 4—REORGANIZATION ITEMS:

Reorganization items represent amounts we incurred as a result of the Chapter 11 proceedings, and are presented in accordance with SOP 90-7. The amounts for reorganization items in the Consolidated Statement of Operations for Fiscal 2002 includes charges of $2.5 million for professional services and employee severance and $23.0 million for lease rejection damages.  Cash used for reorganization items in Fiscal 2002 was $1.3 million.

NOTE 5—ASSET IMPAIRMENT CHARGE:

Due to below-plan sales and earnings performance in the fourth quarter, our filing for protection under Chapter 11 and planned actions under such filings, we performed a recoverability test on our long-lived assets. In accordance with SFAS No. 144, we recorded a non-cash charge of $7.1 million in the fourth quarter of Fiscal 2002. This charge is included in asset impairment charge in the Consolidated Statement of Operations for Fiscal 2002.

We reviewed assets on a store level basis, which is the lowest level of assets for which we identify cash flows. The carrying amount of the store asset groups were compared to the related expected undiscounted future cash flows to be generated by those assets over the estimated remaining useful life of the primary asset. Cash flows were projected for each store based upon historical results and expectations. In cases where the expected future cash flows were less than the carrying amount of the assets, those stores were considered impaired and the asset group was written down to fair value. Fair value was based on appraised value or estimated sales values of similar assets in recent transactions.

Asset impairment charge in Fiscal 2001 and Fiscal 2000 consists primarily of the write-off of non-recoverable assets and costs incurred in closing store locations.  In Fiscal 2001 there were five store closures and in Fiscal 2000 there were two store closures.

NOTE 6—LIABILITIES SUBJECT TO COMPROMISE:

Under bankruptcy law, actions by creditors to collect indebtedness we owed prior to the Petition Date were stayed and certain other pre-petition contractual obligations became unenforceable against FAO and its four subsidiaries.  We did receive approval from the Court to pay certain pre-petition liabilities including employee salaries and wages, benefits and other employee obligations. Except for secured debt, employee payroll and benefits, and sales and use taxes, all pre-petition liabilities have been classified as liabilities subject to compromise in our Consolidated Balance Sheet as of February 1, 2003.  Adjustments to the claims resulted from negotiations, payments authorized by Court order, rejection of executory contracts including leases and other events.

The following table summarizes the components of the liabilities subject to compromise in our Consolidated Balance Sheet:

(in 000s)	February 1, 2003
Accounts payable	$48,760
Lease rejection damages	23,010
Subsidiary Subordinated Notes, net of discount	16,376
Equipment Notes	8,000
Capital leases and Purchase Money Notes	1,491
Accrued occupancy	4,831
Accrued freight	2,460
Accrued other	3,211
Liabilities subject to compromise	$108,139

Pursuant to an order of the Court, we mailed notices to all known creditors that the deadline for filing proofs of claim with the Court was March 31, 2003 or July 13, 2003 for governmental units.  Amounts that we have recorded may be different than amounts filed by our creditors.

Pursuant to our plan of reorganization, we compromised our unsecured claims depending on the individual choices of our unsecured creditors to: (i) 38% of the allowed amount of the claim, payable as follows: 5% on the effective date of our plan of reorganization, 11% on December 22, 2003, 15% on December 22, 2004, and 7% on December 22, 2005; (ii) 21% of the allowed amount of the claim, payable as follows: 7% on the effective date or our plan of reorganization, and 14% on December 22, 2003; and (iii) 35% of the allowed amount of the claim with cash payments representing 28% payable as follows: 5% on the effective date of our plan of reorganization, 8% on December 22, 2003, 9% on December 22, 2004, and 6% on December 22, 2005 and payment of equity for the remaining 7%; a portion of the cash payments due, in each case, in December 2003 may be deferred if we do not meet certain borrowing availability conditions in the Loan Agreement (see Note 9).

In addition, pursuant to our plan of reorganization which was effective on April 23, 2003, we paid and must pay the following amounts representing compromised values of certain amounts listed as liabilities subject to compromise:

(i)                                     An estimated $17.4 million to holders of unsecured claims; $4.4 million on the Effective Date, approximately $10.0 million on December 22, 2003, approximately $2.0 million on December 22, 2004 and approximately $1.0 million on December 22, 2005.  In the event excess availability under the Loan Agreement on December 18, 2003 is less than $37.0 million then the December 2003 payment obligation will be deferred until December 22, 2004 pro rata, by the amount by which  excess availability is less than $37.0 million; provided, however, in no event may the December 2003 payment to holders of unsecured claims be less than $1 million.  In the event that excess availability under the Loan Agreement on December 18, 2004 is less than $40.0 million, then any deferred December 2003 payments to holders of unsecured claims will be deferred until December 22, 2005 pro rata, by the amount by which the excess availability is less than $40.0 million; provided, however, in no event may the December 2004 payment to holders of unsecured claims be less than (i) the amounts due to unsecured creditors on December 22, 2004, plus (ii) $1.0 million of the deferred December 2003 payments.  Any payments deferred until December 22, 2005 shall be due and payable no later than December 22, 2005 irrespective of excess availability under the Loan Agreement.  The deferrals shall be applicable if, and only if, excess availability under the Loan Agreement on December 18, 2003 is less than $37.0 million.

(ii)                                  $4.0 million or the outstanding principal amount in payment of the outstanding secured convertible equipment notes issued pursuant to our bankruptcy in partial compromise of existing equipment notes (the “New Equipment Notes”) on the later of (a) January 11, 2004 or (b) the first business day following payment of all undisputed amounts due by the terms of our plan of reorganization to holders of unsecured claims through and including December 22, 2003 and such payments have not been deferred.

(iii)                               $0.5 million on January 11, 2004 and $3.3 million on each of December 31, 2006, 2007 and 2008 plus interest at a rate of 6% per annum through and including January 11, 2005, at which time the first interest payment shall be made in cash with payments made quarterly thereafter, to the holders of the New Subsidiary Subordinated Notes (see Note 10) provided we are current with our payments to holders of the New Equipment Notes (see Note 10) and unsecured claims and such payments have not been deferred.

NOTE 7—INVESTMENT IN RIGHTSTART.COM:

On October 10, 2000, RightStart.com issued 106,667 shares of common stock to a new investor and 26,667 shares of common stock to an existing minority investor.  The sale of common stock and the associated corporate actions resulted in us accounting for our investment in RightStart.com under the equity method of accounting and we no longer consolidated its operations.  Accordingly, Fiscal 2000 financial statements are presented on an unconsolidated basis retroactive to the beginning of the fiscal year.

On August 3, 2001 RightStart.com’s senior lenders foreclosed on RightStart.com and all assets of RightStart.com were sold to Targoff-RS, LLC, an entity newly formed by the purchaser to acquire such assets.  In September 2001, as a required condition to an equity investment used to fund the Zany Brainy Acquisition, we acquired Targoff-RS, LLC in exchange for preferred stock convertible into 120,000 shares of our common stock, subject to the approval of our stockholders, which was received on March 26, 2002.

The operating losses of RightStart.com have been shown as a loss on investment in Fiscal 2000.  In connection with the deconsolidation of RightStart.com, we carried our investment at zero.  We were not obligated or committed, and did not intend, to fund any operating losses or obligations of RightStart.com.

NOTE 8—PROPERTY, FIXTURES AND EQUIPMENT, NET:

(in 000s)	February 1, 2003	February 2, 2002
Property, fixtures and equipment, at cost:
Fixtures and equipment	$22,262	$20,920
Leaseholds and leasehold improvements	13,109	18,271
Computer software	3,232	2,124
	38,603	41,315
Accumulated depreciation	(12,247)	(10,147)
	$26,356	$31,168

Depreciation expense for property, fixtures and equipment amounted to $7.0 million, $4.0 million and $2.2 million for Fiscal 2002, Fiscal 2001 and Fiscal 2000, respectively.

NOTE 9—CREDIT AGREEMENTS:

We entered into a new three year $77.0 million Loan and Security Agreement (“Loan Agreement”) as of April 23, 2003 with Fleet Retail Finance, Inc. as agent (the “Agent”).  The Loan Agreement matures April 22, 2006 and consists of (i) a standard revolving line of credit of up to $67.0 million under which borrowings bear interest, at our election, at an initial rate of 2.25% over the Agent’s Eurodollar Rate or 0.25% over a base rate announced by the Agent from time to time, and (ii) an additional special term subline of $10.0 million under which borrowings bear interest at a rate of 15.5% per annum for the first year and thereafter at a rate of 11.25% over the base rate announced by the Agent.  The Loan Agreement allows us to borrow 85% of credit card receivables, plus, (A) so long as the special term subline remains outstanding, up to 95% of the current appraised liquidation value of our eligible inventory from November 1 through August 14 and 102.5% of current appraised liquidation value of our eligible inventory from August 15 through October 31, and (B) when the special term subline is no longer in effect, 85% of the current appraised liquidation value of our eligible inventory, less reserves established by the Agent from time to time in its reasonable discretion for such items as a portion of outstanding gift certificates and merchandise credits, royalty obligations, two months rent on certain store leases which we have not received collateral access agreements which are acceptable to the landlord and the Agent and an availability block (initially set at $4.0 million which decreases between September 7, 2003 and September 30, 2003 to $1.5 million and between October 1, 2003 and October 31, 2003 to $0.5 million).  Eligible inventory consists of inventory in which the Agent has a prior, perfected security interest less certain ineligible items. The Loan Agreement contains one financial operating covenant. This covenant requires that we maintain minimum excess availability under the Loan Agreement of $5.0 million at all times. In order to meet this covenant, we are permitted to supplement our availability under the Loan Agreement through letters of credit.  In connection with the issuance of our Class I Convertible Preferred Stock (see Note 12), we have a commitment from certain of the purchasers to provide a letter of credit with a stated amount of up to $5.0 million beginning any time after June 1, 2003. The letter of credit, if issued, will expire no later than November 30, 2003, and is to expire undrawn by such expiration date, so long as we are not in default under the Loan Agreement or would not be in default under the Loan Agreement once the letter of credit is returned.  If the letter of credit is issued we are required to issue to the providers five-year warrants with an exercise price of $1.50 per share in an amount equal to 3% of our fully-diluted equity as of April 23, 2003 (or, if the stated amount of the letter of credit is less than $5.0 million, a pro rata portion of such 3%), and, if the letter of credit is drawn, we are required to issue to the providers one-year notes in the aggregate principal amount equal to the stated amount of the letter of credit secured by our equipment and bearing interest at a rate of 10% per annum, and if such notes have not been repaid by November 30, 2003, we are further required to issue to the providers five-year warrants with an exercise price of $1.50 per share in an amount equal to 4% of our fully diluted equity on April 23, 2003 (or, if the stated amount of the letter of credit is less than $5.0 million, a pro rata portion of such 4%).  The Loan Agreement also contains a default clause triggered on a material adverse change.

The amount available to us under our borrowing formula fluctuates primarily with our level of inventory and the level of credit provided by our suppliers.  Additionally, availability is significantly affected by periodic changes in the advance rates against our eligible inventory, which fluctuate from month to month (from a low of approximately 68% to a high of approximately 90%) and are subject to adjustment by the Agent based on third party appraisals of the liquidation value of our inventory.  These appraisals are typically performed at least quarterly at the request of the Agent and attempt to reflect the net cash that could be realized by selling our inventory in a “going out of business” sale. The time of year that such a sale is assumed to take place is significant to the valuation and consequently the resulting monthly advance rates can fluctuate substantially. For example, advance rates typically are lowest in the first half of the year and begin to rise as the holiday season approaches. This increase in advance rates provides more availability as we begin to build our inventory levels to meet holiday season demand.  At April 23, 2003, the availability under the Loan Agreement was approximately $16.0 million. Management expects that the Company will continue to have sufficient availability throughout the year based on its business plan and the borrowing formula under the Loan Agreement.

On April 30, 2002, we entered into a $127.0 million Amended and Restated Loan and Security Agreement with Wells Fargo Retail Finance LLC (the “Prior Bank”), which combined the facilities we previously maintained separately for ZB Company, Inc, and for ourselves and FAO Schwarz, Inc. (the “Prior Credit Facility”). The maturity date for the Prior Credit Facility was October 6, 2004. Our obligations were secured by liens on substantially all of our assets with certain exceptions for liens granted to other parties. A portion of the proceeds from the Prior Credit Facility was used to retire amounts due under our former credit facility and the credit facility maintained by ZB Company, Inc., and the remaining portion was available for general corporate purposes in accordance with our operating budget that had been approved by the lenders. The Prior Credit Facility consisted of a standard revolving line of up to $115.0 million under which borrowings bore interest, at our election, at an initial rate of 3.5% over the London Interbank Offered Rate (“LIBOR”) or 1.50% over a base rate announced by Wells Fargo Bank from time to time, and an additional special term subline of up to $12.0 million under which borrowings bore interest at a rate of 7% per annum over the base rate announced by LaSalle National Bank but not less than 12% per annum. The Prior Credit Facility, among other things, limited capital expenditures to amounts approved by the lenders. We were required to have net earnings (excluding extraordinary non-cash gain or loss) before interest, income taxes, depreciation and amortization at least equal to 70% of amounts projected in our business plan submitted to the Prior Bank on a rolling twelve month basis tested monthly beginning December 2002 (with December 2002 and January 2003 measured on a year-to-date basis).  We were required to maintain a minimum availability under the standard revolving line of not less than $5.0 million through November 30, 2002 and during the calendar months of July through November thereafter and $7.5 million during the calendar months of January through June and December. We also were required to maintain a cost value of inventory that was within a certain percentage of our business plan at all times. After December 31, 2002, if the special term subline remained outstanding, we were required to maintain a ratio of inventory receipts to costs of goods sold of not less than 0.30:1.00 from January through May, 0.70:1.00 in June, 1.25:1.00 in August and September, 1.35:1.00 in October, 1.00:1.00 in November and 0.50:1.00 in December. In addition, after December 31, 2002, if the special term line remained outstanding our maximum effective advance rate calculated at the end of each calendar month (or, in the case of  December, on December 24) was to be limited to 50% of the value of eligible inventory from January through March, 65% from April through July, 70% from August through November and 35% for December.  Finally, for so long as the special term subline remained outstanding, the aggregate of all advances under the Prior Credit Facility, the special term subline amount and certain letters of credit could not exceed 100% of the net retail liquidation value of our inventory through October 31, 2002, 95% from November 2002 through December 2002 and 90% thereafter. The Prior Credit Facility covenants also contained a material adverse change clause. The special term subline could be terminated and replaced without costs other than payment of fees that have been earned in advance thereunder.  Kayne Anderson Investment Management, Inc. (“KAIM”) investment affiliates held a $2.0 million participation in the special term subline facility.

In order to preserve our options while efforts were undertaken to restructure or replace the Prior Credit Facility, we entered into a Forbearance Agreement with the lenders dated December 22, 2002. The Forbearance Agreement permitted us to accumulate cash collateral that was held by the lenders but not applied to the existing loan balance. The Forbearance Agreement expired on January 13, 2003.  Based on the expiration of the Forbearance Agreement, we wrote off the remaining balance of the debt issuance costs associated with the Prior Credit Facility.  On January 13, 2003, we filed for protection under Chapter 11 of the United States Bankruptcy Code, and on January 14, 2003, we obtained Bankruptcy Court approval for use of cash collateral on an interim basis, subject to certain availability restrictions similar to our prior asset based borrowing formula. On January 30, 2003, the Bankruptcy Court entered an order approving the use of cash collateral on a continuing basis, which was subsequently extended to the effective date of our plan of reorganization, at which time the Prior Credit Agreement was repaid and terminated.  On February 1, 2003, we had  a total of $24.5 million in cash collateral but we were restricted to a total cash collateral availability of $14.9 million based on the formula in the order.

At February 2, 2002, the Company and its wholly owned subsidiary, FAO Schwarz, Inc., had borrowings outstanding under a revolving credit agreement with the Prior Bank of $11.0 million. The total credit limit was $17.5 million and the borrowing rate was 8%. The debt was due January 4, 2005 and was secured by a security interest in substantially all of the assets of ourselves and FAO Schwarz, Inc. This debt was paid off using proceeds from the Prior Credit Facility on April 30, 2002. At February 2, 2002, ZB Company had borrowings outstanding under a revolving line of credit with the Prior Bank of $42.4 million. The debt was due in January 2006 and was secured by a security interest in substantially all the assets of ZB Company. At February 2, 2002, there were certain violations of debt covenants that were waived by the lender. The total credit limit was $115.0 million and the borrowing rate on the amounts outstanding was approximately 7.2%. This debt was paid off using proceeds from the Prior Credit Facility on April 30, 2002.

NOTE 10—LONG TERM DEBT:

Purchase Money Notes

In September 2001, in connection with the Zany Brainy Acquisition, our subsidiary ZB Company, Inc. executed a $3.0 million Equipment Loan Promissory Note with PNC Leasing, LLC. Payments, which include interest at 8% per annum, are required monthly in the amount of $92,221 through June 1, 2004. The current outstanding balance on this note as of February 1, 2003 is approximately $1.2 million.

In addition to the purchase money indebtedness incurred in the Zany Brainy Acquisition, the Company has other purchase money indebtedness secured by various store fixtures and computer equipment.  The outstanding balance on these notes as of February 1, 2003 is approximately $0.3 million.

Equipment Notes

In August 2002, Kayne Anderson Capital Advisors, L.P. and Fortune Twenty-Fifth, Inc. (each of which are affiliates), agreed to supply letters of credit to our prior senior lenders in the ultimate aggregate principal amount of $13.0 million, which increased our borrowing capacity. An amendment to our Prior Credit Facility permitted us to borrow an amount equal to the aggregate stated amount of the letters of credit in addition to the amounts that could be borrowed under the existing borrowing formula.  In consideration for providing these letters of credit, which were fully cash collateralized, the providers were to be paid a 15% annualized return on the aggregate principal amount through November 8, 2002.  These letters of credit were due to be returned to the providers on November 8, 2002, if we achieved $7.5 million in minimum availability under our Prior Credit Facility on November 1, 2002.  Our reimbursement obligations under these letters of credit were secured by our one-year notes bearing interest at 8% per annum, by our equipment and by five-year warrants to purchase up to 43,333 shares of our common stock if the letters of credit were not returned.  If the notes were not repaid, the warrants were to accumulate over time at a rate designed to provide an additional yield of 12% per annum based on a Black-Scholes calculation of the value of the warrants, or for a cash equivalent at our discretion.  On October 8, 2002, those notes and warrants were cancelled and the holders used the cash collateral, from the letters of credit to purchase substantially similar notes (the “Equipment Notes”) and five-year warrants to purchase 43,333 shares of our common stock with an exercise price equal to $36.00 per share (since repriced to $1.95 per share).  On November 21, 2002, the holders agreed to accept repayment of $5.0 million of the Equipment Notes on or after November 22, 2002, and defer payment on the remaining Equipment Notes until December 1, 2003.  In addition, the warrants were amended to vest immediately in light of the extension of the maturity of the Equipment Notes by more than one year.   As part of our reorganization the remaining outstanding principal balance of $8.0 million in Equipment Notes plus accrued but unpaid interest thereon were exchanged for 4,542 shares of our Class J Convertible Preferred Stock (“Class J Convertible Preferred Stock”) convertible into 2,329,047 shares of our common stock, warrants to purchase 66,667 shares of our common stock with an exercise price equal to $1.95 per share, a repricing of warrants as discussed above, and $4.0 million in principal amount of New Equipment Notes (See Note 6.).

Subsidiary Subordinated Notes

FAO Schwarz, Inc., our wholly owned subsidiary, issued $15.7 million (as adjusted for post-closing matters) in aggregate principal amount of its 8% Subordinated Notes due 2005 (the “Subsidiary Subordinated Notes”) in connection with the FAO Acquisition. The Subsidiary Subordinated Notes were originally carried at $14.4 million, reflecting an original issue discount of $1.3 million. Repayment of the Subsidiary Subordinated Notes, which rank pari passu in liquidation with the Company’s indebtedness and indebtedness of FAO Schwarz, Inc. to our respective vendors, suppliers and trade creditors incurred in the ordinary course of business, was guaranteed by the Company and secured by a subordinated security interest in substantially all of the assets of FAO Schwarz, Inc. and the Company, respectively.  In the event of a liquidation, insolvency or bankruptcy of the Company or FAO Schwarz, Inc., the holders of the Subsidiary Subordinated Notes were required to share the proceeds of any collateral on a pro-rata basis with the holders of the trade debt. FAO Schwarz, Inc. was required to prepay 20% of the aggregate principal amount of the Subsidiary Subordinated Notes if consolidated EBITDA (as defined) exceeded $25.0 million in either of fiscal 2003 or 2004 and was required to prepay another 20% in 2004 if the prepayment obligation was triggered in 2003. FAO Schwarz, Inc. also was required to prepay the Subsidiary Subordinated Notes with the net cash proceeds from the closing of a sale of debt or equity securities of us or FAO Schwarz, Inc. in excess of $5.0 million unless the proceeds were received from the closing of a sale of debt or equity securities on condition that they be, and within 30 days of receipt were, used to accomplish a merger, consolidation or asset acquisition. FAO Schwarz, Inc. also was required to prepay the Subsidiary Subordinated Notes with the proceeds of asset sales in excess of $0.5 million unless, within 30 days of receipt of such proceeds, such proceeds were used to repay indebtedness outstanding under the Wells Fargo Retail Finance LLC Loan and Security Agreement with us. Finally, no more than 30 days following a Change of Control, as defined, FAO Schwarz, Inc. was required to prepay the entire principal amount outstanding under the Subsidiary Subordinated Notes.

In connection with an interim operating agreement between FAO Schwarz, Inc., us, KBB Retail Assets Corp. (fka F.A.O. Schwarz) and Royal Vendex KBB N.V., we issued an additional Subsidiary Subordinated Note due January 5, 2005 in the aggregate principal amount of $1.5 million to KBB Retail Assets Corp. in exchange for the inventory located at the FAO Schwarz flagship store located in Chicago. Under the interim operating agreement we agreed to operate the Chicago store in exchange for reimbursement of our losses attributable to that store.  Repayment of the additional Subsidiary Subordinated Note, which ranked pari passu in liquidation with indebtedness of FAO Schwarz, Inc. to its vendors, suppliers and trade creditors incurred in the ordinary course of business, was guaranteed by us and secured by a subordinated security interest in substantially all of the inventory transferred to FAO Schwarz, Inc. or placed in the Chicago store by FAO Schwarz, Inc. and certain related assets.  The additional Subsidiary Subordinated Note matured on the earlier of the date that FAO Schwarz, Inc. was required (i) to sell the inventory at the Chicago store back to KBB Retail Assets Corp. in connection with termination of the interim operating agreement or (ii) to transfer principal balances from the additional Subsidiary Subordinated Note to Subsidiary Subordinated Notes in connection with assignment of the lease for the Chicago store to FAO Schwarz, Inc. In December 2002, KBB Retail Assets Group notified the Company of the termination of the interim operating agreement.  The Company and KBB Retail Assets Corp. amended the additional Subsidiary Subordinated Note on December 16, 2002 reducing the note to $1.0 million and making it payable on demand on or after December 1, 2003.  The amended note was to pay interest on the principal at a rate equal to the prime rate charged by Wells Fargo Bank, N.A. plus 3% for the period prior to December 1, 2003 and at a rate equal to 22% per annum for the period from December 1, 2003 through the date of payment of the full principal amount of the note.  As a result of the amendment, warrants to purchase 6,667 shares of our common stock with an exercise price of $28.50 were issued.

New Subsidiary Subordinated Notes

As a result of the bankruptcy, the Subsidiary Subordinated Notes were compromised in exchange for the New Subsidiary Subordinated Notes with an aggregate principal amount of $9.9 million payable in three equal installments each on December 31, 2006, 2007 and 2008, which pay interest at a rate of 6% per annum payable quarterly beginning January 11, 2005, $0.5 million in cash payable on January 11, 2004 and 500 shares of our Class I Convertible Preferred Stock convertible into 333,333 shares of our common stock.  Repayment of the New Subsidiary Subordinated Notes, which rank pari passu on liquidation with our indebtedness and indebtedness of FAO Schwarz, Inc. to our respective vendors, suppliers and trade creditors incurred in the ordinary course of business, is guaranteed by us and secured by a subordinated security interest in substantially all of the assets of FAO Schwarz, Inc. and us.  In the event of a liquidation, insolvency or bankruptcy of FAO Schwarz, Inc. or us, the holders of the New Subsidiary Subordinated Notes are required to share the proceeds of any collateral on a pro-rata basis with the holders of the trade debt.  If at any time on or before September 1, 2004, the holder of the New Subsidiary Subordinated Notes and Royal Vendex KBB are no longer liable or otherwise obligated under any guaranty with respect to any of our leases, the aggregate outstanding principal amount of the New Subsidiary Subordinated Notes will be reduced by $4.0 million.

Junior Convertible Notes

In connection with the Zany Brainy Acquisition in September 2001 we sold to Athanor Holdings, LLC (“Athanor”) a Subordinated Convertible Pay-in-Kind Note in the aggregate principal amount of $4.9 million due September 4, 2004 (the “Junior Convertible Note”). The Junior Convertible Note was subordinate to all other indebtedness, and to all of the Company’s existing and future trade payables. The Junior Convertible Note accrued interest at an annual rate of 4% per year payable annually on September 4 of each year and was convertible into common stock at a price of $21.45 per share. We recorded deferred interest cost of $4.9 million related to the beneficial conversion feature. Interest was payable in cash or, at our election, through the issuance of additional Junior Convertible Notes in an aggregate principal amount equal to the amount of interest that would be payable if such interest were paid in cash. The additional Junior Convertible Notes were convertible into whole shares of our common stock at a conversion price for each additional Junior Convertible Note to be determined based on the average closing price of our common stock for the ten trading days prior to the interest payment date for which such additional Junior Convertible Note was issued. Prior to September 4, 2004, Athanor had the right to convert the aggregate outstanding balance of the Junior Convertible Notes, including any accrued but unpaid interest, into common stock. Prior to and on September 4, 2004, we could redeem the aggregate outstanding balance of the Junior Convertible Notes, including any accrued but unpaid interest thereon, in whole but not in part, at a price equal to 105% of such aggregate outstanding balance, provided that the Junior Convertible Note (i) could not be redeemed prior to September 5, 2002 and (ii) Athanor had 45 days from our notice of our intention to redeem the Junior Convertible Notes to determine if Athanor would like to exercise its conversion privilege in lieu of any such redemption by us. Unless otherwise agreed to by the parties, if Athanor had not exercised its conversion privilege prior to September 4, 2004, the Company had to redeem the Junior Convertible Notes.  Athanor had registration rights with respect to the common stock issuable upon conversion of the Junior Convertible Notes.  In connection with our bankruptcy, such registration rights were cancelled and new rights were granted to Athanor along with purchasers of the Class I Convertible Preferred Stock.  In November 2001, in connection with the consent to the FAO Acquisition transaction, the Junior Convertible Note became convertible upon the closing of the FAO Acquisition transaction. As a result, we expensed the remaining deferred non-cash interest of $4.1 million in our quarter ending February 2, 2002.

On October 14, 2002, Athanor converted the Junior Convertible Note in the principal amount of $4.9 million and accrued interest of $0.2 million into 232,442 shares of common stock.

Senior Subordinated Notes

In September and October 2000, the Company sold a total of $3.0 million in aggregate principal amount of its 8% Senior Subordinated Convertible Pay-in-Kind Notes due 2005 (the “Senior Subordinated Notes”) to affiliated investment partnerships managed by Kayne Anderson Partners, L.P. (“KA Capital”). The Senior Subordinated Notes were converted into common stock at a price of $35.625 per share of common stock on September 5, 2001.

NOTE 11—MANDATORILY REDEEMABLE PREFERRED STOCK:

In connection with our 1998 recapitalization, we issued 30,000 shares of mandatorily redeemable Series A Preferred Stock with a par value of $0.01 per share, a liquidation preference of $100 per share and mandatorily redeemable at the option of the holders on May 31, 2002 at a redemption price of $100 per share or $3.0 million.  The difference in the fair value of the stock at the date of issuance and the redemption amount was accreted, using the effective interest method, over the period from the issuance date to the required redemption date as a charge to retained earnings.  The Series A Preferred Stock was redeemed in March 2002.

NOTE 12—STOCKHOLDERS’ EQUITY:

In October 2000 we sold 44,900 shares of our Series D Convertible Pay-in-Kind Preferred Stock (“Series D Preferred Stock”) for $4.5 million, a portion of which was purchased by affiliates. The Series D Preferred Stock paid dividends at a rate of 8% per annum and had a liquidation preference of $100 per share. The Series D Preferred Stock was converted into common stock at the rate of $30.00 per share on December 1, 2001. In connection with the issuance of the Series D Preferred Stock, we issued 29,933 warrants to purchase common shares at an exercise price of $30.00 per share of common stock. The fair value of the warrants was estimated using the Black-Scholes option pricing model and was recorded as a reduction to the carrying value of the Series D Preferred Stock and a credit to paid in capital.  In connection with our bankruptcy such warrants were cancelled.  Holders had registration rights with respect to the common stock received upon the conversion of the Series D Preferred Stock and exercise of the warrants.  In connection with our bankruptcy, such registration rights were cancelled and new rights were granted to such holders along with purchasers of the Class I Convertible Preferred Stock.

The fair value of the warrant was estimated on the date of issuance using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	5.8%
Expected life (in years)	5
Dividend yield	0%
Expected volatility	85%

In connection with the Zany Brainy Acquisition in September 2001, we sold Athanor 11,919 shares of Series E Convertible Preferred Stock (“Series E Preferred Stock”) for $11.9 million. The Series E Preferred Stock was converted into 555,656 shares of common stock at an imputed price of approximately $21.45 per share on March 26, 2002.

The Athanor investment agreement with us required that we acquire from Targoff-RS, LLC the assets it acquired in the foreclosure on RightStart.com by RightStart.com’s senior secured lenders, including the online and catalog businesses conducted under the Right Start brand. We purchased Targoff-RS, LLC and its debt (held in part by certain of our affiliates) at a price of $4.0 million through the issuance of 1,800 shares of our Series F Convertible Preferred Stock (“Series F Preferred Stock”). The Series F Preferred Stock was converted into 120,000 shares of our common stock at an imputed price of approximately $33.30 per share on March 26, 2002.

In connection with the Zany Brainy Acquisition in September 2001, we also sold 2,200 shares of our Series G Convertible Preferred Stock (“Series G Preferred Stock”) for $5.5 million to affiliates of KAIM.  These shares were converted into 146,667 shares of our common stock at an imputed price of approximately $37.50 per share on March 26, 2002.

Also, in connection with the Zany Brainy Acquisition, we issued 73,333 shares of our common stock to the bankruptcy estate of Zany Brainy, Inc. for the benefit of its unsecured creditors.

In order to consummate the FAO Acquisition in January 2002, we issued new securities consisting of 20,000 shares of Series H Contingent Convertible Preferred Stock (“Series H Preferred Stock”) with an aggregate liquidation preference of $20.0 million, which was converted into 333,333 shares of our common stock, at an imputed price of $60.00 per share, on March 26, 2002.

Beneficial Conversion Feature

Generally accepted accounting principles require that we recognize the difference between the negotiated conversion price of an instrument and the actual closing price of the underlying common stock as a beneficial conversion feature and charge it to: a) additional paid in capital in the case of an equity instrument; b) non-cash interest expense in the case of a debt instrument; or c) non-cash compensation expense in the case of an employee stock option grant. The interest and compensation expense is amortized over the period, or periods, prior to the related instruments becoming freely convertible. In Fiscal 2001 we recorded the following amounts as beneficial conversion features (in 000’s):

Instrument	Beneficial Conversion Feature Amount
Series E Preferred Stock	$11,919
Series F Preferred Stock	3,654
Series G Preferred Stock	3,850
Series H Preferred Stock	3,500
Total preferred	22,923
Junior Convertible Note	4,900
Total	$27,823

In November 2001, KAIM investment affiliates provided our lender at the time with a $5.0 million letter of credit on behalf of ZB Company, Inc.  In consideration for providing the letter of credit for the benefit of our subsidiary, we issued to KAIM five year warrants to purchase 6,667 shares of our common stock at a price of $52.50 per share.  The lenders returned the letter of credit in early January 2002 in accordance with its terms.  We valued the warrants using the Black-Scholes option pricing model at $0.4 million and recorded the amount as non-cash interest in Fiscal 2001 with an offsetting increase to additional paid in capital.  The fair value of the warrants was estimated on the date of issuance using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	3.0%
Expected life (in years)	5
Dividend yield	0%
Expected volatility	75%

All outstanding warrants, except those issued to KAIM, were cancelled pursuant to our bankruptcy plan of reorganization in April 2003.  As of February 1, 2003, the outstanding warrants are as follows:

Holder	Number of common shares	Exercise price per share	Number exercisable
Heller Business Credit	333	$292.50	333
Heller Business Credit	1,667	$60.00	1,667
KAIM	43,333	$36.00	43,333
Royal Vendex KBB	6,667	$28.50	6,667
Series D Preferred Stockholders	25,767	$30.00	25,767

NOTE 13—INCOME TAXES:

The provision for income taxes is comprised of the following (in 000s):

	Year Ended
	February 1, 2003	February 2, 2002	February 3, 2001
Current provision:
Federal	$—	$—	$—
State	(287)	448	78
Deferred provision:
Federal	(35,222)	(1,823)	(1,504)
State	(5,037)	(229)	(310)
Valuation allowance	41,838	2,052	1,814
	$1,292	$448	$78

Our effective income tax rate differed from the federal statutory rate as follows:

	Year Ended
	February 1, 2003	February 2, 2002	February 3, 2001
Federal statutory rate benefit	(34% )	(34% )	(34% )
State income taxes, net of federal benefit	(5)	(5)	(5)
Loss on investment in RightStart.com	—	—	7
Temporary differences not benefited	40	19	32
Non-cash interest	—	19	—
Other	—	5	1
Effective income tax rate	1%	4%	1%

Deferred tax assets (liabilities) are comprised of the following (in 000s):

	February 1, 2003	February 2, 2002
Depreciation and amortization	$—	$(435)
Deferred tax liabilities	—	(435)
Net operating loss carryforwards	37,750	12,175
Investment in subsidiary	247	231
Deferred rent	1,419	663
Deferred compensation	251	654
Asset impairment and reorganization items	10,618	—
Other reserves	275	706
Other	2,691	23
Depreciation	1,204	—
Deferred tax assets	54,455	14,452
Valuation allowance	(54,455)	(12,617)
Net deferred tax asset	$—	$1,400

SFAS No. 109,  “Accounting for Income Taxes,” requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized.  A review of all available positive and negative evidence needs to be considered, including, among others, a company’s current and past performance, the market environment in which the company operates, the utilization of past tax credits, length of carryback and carryforward periods and existing contracts or sales backlog that will result in future profits.

Forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years.  During the fourth quarter of Fiscal 2001, FAO established valuation allowances for future tax benefits with relatively short carryforward periods related to state and federal net operating losses.  During the fourth quarter of Fiscal 2002, FAO recorded a full valuation allowance on the deferred tax asset related to the operating losses and credit carryforwards.  FAO expects to continue to record a full valuation allowance on future tax benefits until an appropriate level of profitability is sustained.  Until an appropriate level of profitability is reached, FAO does not expect to recognize any significant tax benefits in future results of operations.

We have federal and state net operating loss carryforwards at February 1, 2003 of $95.0 million and $70.4 million, respectively. These carryforwards will expire in fiscal years ending 2004 through 2023.  Management believes that a change of control, as defined by the U.S. Internal Revenue Code, took place on March 26, 2002 and April 23, 2003 in connection with the conversion of certain preferred stock to common stock and in connection with the issuance of equity in accordance with the bankruptcy plan of reorganization, respectively. The change of control has the effect of limiting the amount of net operating loss carryforwards that can be used in any one year, subject to limited carryforward periods.  In addition to the reduction or limitation of net operating loss carryforwards as a result of certain changes in control, restructuring of certain debt pursuant to the bankruptcy plan of reorganization may cause a significant amount of net operating loss carryforwards to be eliminated.

NOTE 14—EMPLOYEE BENEFITS AND STOCK OPTIONS:

In October 2001, we adopted the 2001 Employee Stock Incentive Plan, subject to stockholder approval; such approval was granted at the stockholders meeting on March 26, 2002. This plan covers an aggregate of 2,748,649 shares of our common stock as amended by our bankruptcy plan of reorganization.  All outstanding options under the plan were cancelled under our bankruptcy plan of reorganization and became available for regrant.  As of May 1, 2003, 2,748,649 shares were available for future grant under this plan.

In October 1991, we adopted the 1991 Employee Stock Option Plan.  Under our bankruptcy plan of reorganization all outstanding options under this plan were cancelled and none are available for future grant.

In October 1995, we adopted the 1995 Non-Employee Directors Option Plan, which as amended under our bankruptcy plan of reorganization, covers an aggregate of 274,865 shares of common stock.  This plan provided for the annual issuance, to each non-employee director, of options to purchase 100 shares of common stock.  In addition, each director was entitled to make an election to receive, in lieu of directors’ fees, additional options to purchase common stock.  The amount of additional options was determined using the Black-Scholes option-pricing model such that the fair value of the options issued would have been equivalent to the fees that the director would be otherwise entitled to receive.  Options issued under this plan vest on the anniversary date of their grant and upon termination of Board membership. These options were to expire five years from the date of grant.  All outstanding options to purchase shares under this plan were cancelled as part of our bankruptcy reorganization and became available for regrant.

In 1993, we adopted an employee stock ownership plan (“ESOP”) and employee stock purchase plan (“ESPP”). The ESOP is funded exclusively by discretionary contributions determined by the Board of Directors.  We have made no contribution since April 1996 and are in the process of terminating the plan.  We are also winding down the ESPP and as of February 2002, we have halted further employee contributions to the plan.  We previously matched employees’ contributions to the ESPP at a rate of 50%.  Our contributions to the ESPP amounted to $8,000 and $13,000 in Fiscal 2001 and Fiscal 2000, respectively.

The following table summarizes our option activity through February 1, 2003:

	Number of Options	Weighted Average Exercise Price	Fair Value of Options Granted	Options Exercisable at Year End	Exercisable Weighted Average Exercise Price
Outstanding at January 29, 2000	66,760	$64.95		36,262	$56.25
Granted	9,071	50.55	$46.20
Canceled	(5,257)	42.15
Exercised	(1,640)	37.50
Outstanding at February 3, 2001	68,934	61.95		45,668	59.25
Granted	43,549	30.75	17.85
Canceled	(11,557)	81.90
Exercised	(8,556)	44.85
Outstanding at February 2, 2002	92,370	46.35		51,195	56.85
Granted	331,369	53.71	33.15
Canceled	(42,742)	69.84
Exercised	(7,252)	47.70
Outstanding at February 1, 2003	373,745	$50.18		165,262	46.91

The following table summarizes information concerning the Company’s outstanding and exercisable stock options at February 1, 2003:

Range of Exercise Prices	Number of Outstanding at February 1, 2003	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price of Options Outstanding	Number Exercisable at February 1, 2003
$24.75-$52.50	256,604	8.0 years	$38.53	130,118
$61.95-$118.20	114,234	8.6 years	73.40	32,237
$127.50-$258.75	2,907	4.9 years	165.92	2,907
	373,745		$50.18	165,262

NOTE 15—OTHER RELATED PARTY TRANSACTIONS:

As of February 1, 2003, the Company has a note receivable of $0.5 million from an officer of the Company.  The note receivable bears interest, payable upon maturity, at the same interest rate that the Company incurs under its primary bank loan agreement.  The note is collateralized by options to purchase shares of the Company’s common stock and proceeds from certain life insurance policies and is due on the earlier of July 3, 2004, termination of employment or upon death.  This note receivable, including interest receivable of $18,000, is included in other noncurrent assets in the Consolidated Balance Sheet as of February 1, 2003.

KAIM has provided certain management services to us and charged us for such services.  Charges for such services were discontinued in Fiscal 2001. Annual management fees of $0, $75,000 and $0.2 million were paid to KAIM in Fiscal 2002, Fiscal 2001 and Fiscal 2000, respectively.  In September and October 2000, we sold a total of $3.0 million in aggregate principal amount of our Senior Subordinated Notes to KAIM Capital (see Note 10). In November 2002, KAIM investment affiliates provided our former senior lender with a $5.0 million letter of credit on behalf of ZB Company, Inc. to increase our borrowing ability.  In consideration for providing the letter of credit for the benefit of our subsidiary, we issued to KAIM five year warrants to purchase 6,667 shares of our common stock at a price of $52.50 per share (which warrants have subsequently been cancelled).  The warrants were valued using the Black-Scholes option pricing model and the value of $0.4 million was charged to interest expense. The letter of credit was returned in early January 2002 in accordance with its terms.  In April 2002, certain KAIM affiliates purchased a $2 million participation in the special subline portion of our then outstanding credit facility (see Note 9).

In order to fund the Zany Brainy Acquisition, we issued 11,919 shares of our Series E Preferred Stock to Athanor and 2,200 shares of our Series G Preferred Stock to certain affiliates of KAIM and Mr. Fred Kayne (each of which are our affiliates), for proceeds of approximately $11.9 million and $5.5 million, respectively (see Notes 12 and 22).   These securities were subsequently converted to common stock.

Additionally, Athanor purchased $4.9 million in aggregate principal amount of our Junior Convertible Notes (see Note 10). The Series E Preferred Stock and Junior Convertible Notes held by Athanor represented approximately 34.4% of our fully diluted shares before giving effect to employee and director stock options but assuming conversion of the contingently convertible securities issued in the FAO Acquisition.

In addition, the Athanor investment agreement required that we acquire from Targoff-RS, LLC the assets it acquired in a private foreclosure sale including the online business, “www.RightStart.com”, and the Right Start catalog business.  We purchased Targoff-RS, LLC and its debt at an aggregate price of $4.0 million through the issuance of 1,800 shares of Series F Preferred Stock.  The Series F Preferred Stock was convertible into 120,000 shares of our common stock at an imputed price of $33.30 per share.  The Series F Preferred Stock was converted into common stock at a special stockholders meeting on March 26, 2002 (see Note 12).

On April 23, 2003, Richard Kayne, Fred Kayne and their affiliates purchased Class I Convertible Preferred Stock convertible into 9,266,667 shares of our common stock.

Prior to the foreclosure on RightStart.com, RightStart.com and we entered into a management services agreement.  This agreement provided that we would supply inventory at cost plus 5% and provide certain basic services at cost plus 5%. Basic services consisted of various services including, among others, services for personnel/human resources, benefits administration, payroll processing, insurance, tax, cash management, financial, legal, order fulfillment and collection, accounting, telecommunications, catalog production assistance and credit card processing. The sale of inventory to RightStart.com and the related cost of those sales are shown on the Consolidated Statement of Operations. The income for basic services rendered under this agreement, which amounted to $0, $0.6 million and $0.4 million for Fiscal 2002, 2001 and 2000, respectively, was netted against general and administrative expenses.  After the foreclosure, we provided management services to Targoff-RS, LLC on terms similar to those previously provided to RightStart.com.  The income for those services amounted to $85,000 in the month of August 2001. On September 5, 2001, we purchased Targoff-RS, LLC and recognized no further income for these services.

During Fiscal 2001 and Fiscal 2000, RightStart.com and Targoff-RS, LLC purchased inventory and services from us under management services agreements.  The income for services rendered under these agreements, which for Fiscal 2001 amounted to $0.7 million and for Fiscal 2000 amounted to $0.4 million, was netted against general and administrative expenses.

NOTE 16—OPERATING LEASES:

We lease real property and equipment under non-cancelable agreements expiring from 2003 through 2018. Certain retail store lease agreements provide for contingent rental payments if the store’s net sales exceed stated levels (“percentage rents”). Certain other of the leases contain escalation clauses which provide for increases in base rental for increases in future operating cost and renewal options at fair market rental rates.

Our minimum rental commitments are as follows (in 000s):

Fiscal Year	Retail Stores	Warehouse	Corporate Office	Total
2003 (1)	$33,434	$1,726	$401	$35,561
2004	29,568	1,238	410	31,216
2005	24,994	738	419	26,151
2006	22,324	738	428	23,490
2007	19,347	430	428	20,205
Thereafter	63,063	—	386	63,449
	$192,730	$4,870	$2,472	$200,072

(1) Rental commitments for those stores closed in connection with Chapter 11 bankruptcy proceedings are included in 2003 only for that portion of the year prior to each affected store’s lease rejection.

Net rental expense under operating leases was $62.5 million, $21.4 million and $4.1 million for Fiscal 2002, Fiscal 2001 and Fiscal 2000, respectively.  Percentage rents of $0.3 million, $0.1 million and $39,000 were incurred in Fiscal 2002, Fiscal 2001 and Fiscal 2000, respectively, and are included in net rental expense.

NOTE 17—STORE CLOSINGS:

In Fiscal 2002, we closed 14 stores (eight of these store closings were in connection with the bankruptcy plan of reorganization) and committed to closing an additional 101 stores in connection with the bankruptcy plan of reorganization.  Of the 115 stores in total, eight were FAO Schwarz, 82 were Zany Brainy and 25 were Right Start.  Six Right Start stores were closed in Fiscal 2001 and two Right Start stores were closed in Fiscal 2000.  We wrote off approximately $7.1 million, $0.2 million and $0.4 million, in Fiscal 2002, Fiscal 2001 and Fiscal 2000, respectively, of the net book value of the assets related to the stores.  The write-offs are included in asset impairment charge in the Consolidated Statement of Operations.  The majority of the Right Start store closings in prior years were done in connection with our stated objective to exit from enclosed mall leases as opportunities arise.

In connection with the acquisition of Zany Brainy, we specifically identified fifteen stores that we knew we would not purchase.

Our agreement with the seller and the bankruptcy court permitted us time to negotiate lease modifications with the various landlords to facilitate the closings of the identified stores.  The stores remained open for business and generated revenues while we operated them with the permission of the bankruptcy estate through their closing date. Because there were revenues, we did not record any liabilities related to the closed stores and their operations have been included in results of operation of the combined companies subsequent to the acquisition date. The stores have since been closed, with the final store closed on October 15, 2001. The loss sustained on the stores involved was approximately $0.9 million and the number of employees that were terminated in connection with the closings was 308.

NOTE 18—SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Changes in assets and liabilities which increased (decreased) cash are as follows (in 000s):

	Year Ended
	February 1, 2003	February 2, 2002	February 3, 2001
Accounts and other receivables	$7,911	$(7,988)	$(565)
Merchandise inventories	15,637	14,513	(768)
Other current assets	(544)	3,921	(201)
Other non current assets	(1,388)	(1,388)	(45)
Accounts payable	37,982	(18,642)	(1,037)
Accrued expenses	6,405	(1,664)	(655)
Accrued salaries and wages	(6,024)	3,006	(8)
	$59,979	$(8,242)	$(3,279)

The changes in assets and liabilities for the year ended February 3, 2001 exclude the assets and liabilities of RightStart.com.

Supplementary disclosure of cash flow information (in 000s):

	Fiscal 2002	Fiscal 2001	Fiscal 2000
Cash paid for income taxes	$110	$437	$9
Cash paid for interest	9,629	3,418	779

Non-cash investing and financing activities (dollars in 000s):

	Fiscal 2002	Fiscal 2001	Fiscal 2000
Conversion of Series B Preferred Stock to common stock	$188	$1,359	$328
Conversion of Series C Preferred Stock to common stock	—	3,733	117
Conversion of Series D Preferred Stock to common stock	—	4,412	—
Conversion of Series E Preferred Stock to common stock	11,919	—	—
Conversion of Series F Preferred Stock to common stock	3,996	—	—
Conversion of Series G Preferred Stock to common stock	5,500	—	—
Conversion of Series H Preferred Stock to common stock	20,000	—	—
Conversion of senior subordinated convertible pay-in-kind notes	—	3,187	—
Conversion of Junior Convertible Notes	4,900	—	—
Issuance of common stock and warrants in connection with financing agreement	—	391	—
Issuance of common stock	—	3,245	—
Issuance of Series F Preferred Stock	—	3,996	—
Issuance of Series H Preferred Stock	—	20,000	—
Issuance of Subsidiary Subordinated Notes, net of discount	—	15,972	—
Preferred dividend accretion	90	471	351
Dividends issued on Series D Preferred Stock	—	367	—
Deferred rent reduction for store closures	—	68	50
Notes issued for interest due on senior subordinated convertible pay-in-kind notes	—	187	—
Notes issued for interest due on Junior Convertible Notes	219	—	—

NOTE 19—SEGMENT INFORMATION:

In Fiscal 2002 and 2001, we operated in two reportable segments; Direct-to-customer, which includes online and catalog operations, and Retail, which includes activities related to our retail stores. Both segments sell products to meet the needs of the parents of infants and children. Through the Zany Brainy Acquisition and the FAO Acquisition, the Retail segment also sells products directed to older children through age 12.  Beginning in November 2001, ZB Company, Inc. engaged in Direct-to-customer sales with a relaunch of its online operations. FAO Schwarz, Inc. engages in both online and catalog sales.  Prior to the acquisition of Targoff-RS, LLC, we operated in only one reportable segment, Retail. Accordingly, segment information for Fiscal 2000 is not presented.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.  We evaluate performance based on profit or loss from operations before income taxes.  We allocate costs for certain services provided by the Retail segment to the Direct-to-customer segment.  Our reportable segments have operations that offer the same or similar products but have a different method of delivery to their customers.

Segment information for Fiscal 2002 is as follows (in 000s):

	Direct-to- Customer	Retail	Total
Net sales	$32,063	$428,352	$460,415
Interest expense, net	267	13,463	13,730
Depreciation and amortization	332	6,817	7,149
Pre-tax income (loss)	1,117	(104,728)	(103,611)
Total assets	11,078	164,691	175,769
Fixed asset additions	—	8,435	8,435

Segment information for Fiscal 2001 is as follows (in 000s):

	Direct-to- Customer	Retail	Sales to RightStart.com	Total
Net sales	$5,376	$238,517	$3,472	$247,365
Interest expense, net	25	9,118	—	9,143
Depreciation and amortization	115	3,943	—	4,058
Pre-tax income (loss)	760	(11,656)	—	(10,896)
Total assets	832	180,604	—	181,436
Fixed asset additions	832	2,025	—	2,857

We operated in only one segment in Fiscal 2000.

NOTE 20—OTHER FINANCIAL DATA:

Allowance for Doubtful Accounts

The activity in the allowance for doubtful accounts was as follows (in 000s):

	Beginning Balance	Provision	Write-offs	Ending Balance
Fiscal 2000	$87	$313	$—	$400
Fiscal 2001	400	543	(400)	543
Fiscal 2002	543	272	(189)	626

Accounts Payable and Accrued Expenses

The components of accounts payable and accrued expenses are as follows(in 000s):

	Fiscal 2002	Fiscal 2001
Accounts payable	$1,393	$10,680
Bank overdraft	—	10,334
Accrued payroll and related expenses	5,074	11,098
Accrued merchandise costs	—	578
Accrued severance	1,193	—
Merchandise credits and gift certificates	3,602	3,277
Sales and use tax accruals	2,684	2,586
Accrued interest	—	214
Other accrued expenses	5,728	9,893
	$19,674	$48,660

NOTE 21—COMMITMENTS AND CONTINGENCIES:

Letters of Credit Commitments

As of February 1, 2003 we were contingently liable for approximately $1.5 million under outstanding letters of credit.

Legal Matters

We are a party to various legal actions arising in the ordinary course of business.  We believe that the ultimate outcome of these matters will not have a material adverse effect on our financial position or results of operations.

Prior to our bankruptcy filing we negotiated a settlement of a suit with Oxygen Media, LLC (“Oxygen”) regarding a disputed term sheet in which Oxygen alleged we and our former subsidiary, RightStart.com, owed Oxygen for advertising services.  The parties each had alleged fraud was committed by the other party as well as various contract claims and defenses.  By October 2002, most of the discovery had been completed and the parties reached a tentative agreement.  But before the settlement agreement was finalized and executed, we filed under Chapter 11.  The settlement amount was confidential but immaterial to our business.  Oxygen has filed a claim in our Chapter 11 proceedings for $20.0 million which we have disputed as unliquidated.  Management does not believe this claim will result in a material adverse effect to our business or operations, financial position or results of operations.

On February 19, 2003, Edward Steele filed a class action claim against our directors Jerry R. Welch, Fred Kayne and Richard Kayne in United States District Court for the Eastern District of Pennsylvania claiming violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder based on alleged misrepresentations made by the defendants.    Mr. Steele has filed a proof of claim on behalf of himself and others for $50.0 million in our bankruptcy case.  On April 3, 2003, another case was filed in the same court, making the same claims against the same defendants.  The two cases have been consolidated.  We have not been named as a defendant nor has there been any claim made for indemnity though the defendants did file proofs of claim on our indemnification obligations set forth in our articles and bylaws.   Our directors and officers insurance carrier has acknowledged coverage and counsel has been retained.  Management does not believe this claim will result in a material adverse effect to our business or operations, financial position or results of operations.

During our Chapter 11 proceedings most litigation against us was stayed other than proceedings before the Bankruptcy Court.  Absent further order of the Bankruptcy Court, substantially all of our pre-petition liabilities are subject to settlement under our plan of reorganization.  In addition to the matters outlined, there are numerous other matters filed with the Bankruptcy Court in our reorganization proceedings by creditors, landlords or other third parties related to our business operations or the conduct of our reorganization activities.  Management believes none of these matters filed to date are expected to have a material adverse effect on our financial position or results of operations.

NOTE 22—ACQUISITIONS

Zany Brainy

On September 5, 2001, ZB Company, Inc., our wholly-owned subsidiary, completed the acquisition of substantially all of the assets of Zany Brainy, including 187 retail stores (reduced to 169 as a result of closures) in 34 states through a sale of assets and assignment of liabilities pursuant to sections 363 and 365 of the U.S. Bankruptcy Code as management and the Board of Directors determined that there was a good fit between the two brands, the combination would allow cross-promotion throughout the childhood of our customers’ children, the brands attract similar customers, that there were opportunities for efficiencies in operations and that the price was attractive.  As consideration, ZB Company, Inc. agreed to pay the following: $7.5 million in cash and 73,333 shares of our common stock to the Zany Brainy estate for the benefit of the unsecured creditors (the cash portion was paid in three equal installments on December 15, 2001, February 15, 2002 and April 15, 2002), $65.8 million (excluding renewed letters of credit) to the Zany Brainy, Inc. Debtor in Possession (“DIP”) lender paid at the closing from the proceeds of a Loan and Security Agreement between Wells Fargo Retail Finance, LLC (the “Bank”) and ZB Company, Inc., dated September 5, 2001 (the “ZB Credit Facility”); $4.2 million which was offset by payments due to investors; $1.1 million in bankruptcy related professional fees; $2.1 million paid into an escrow at the closing for Zany Brainy management retention bonuses; and certain lesser amounts.  Additionally, ZB Company, Inc. assumed certain other liabilities estimated at $39.5 million consisting of post-petition trade payables, settlement amounts, bankruptcy-related professional fees, sales and payroll taxes, accrued salaries and employee benefit obligations and customer gift certificates and merchandise credits. We financed the Zany Brainy Acquisition with the proceeds from the issuance of preferred and common stock, notes and the ZB Credit Facility.

We also agreed to reimburse the Zany Brainy creditors for up to $1.0 million for costs that may be incurred by the creditors related to professional services.  To the extent any amounts were paid by us, they would represent additional purchase price.  As of the end of Fiscal 2002, $1.0 million had been paid.  As of February 1, 2003, we believe that the only obligation to the Zany Brainy, Inc. estate is for additional taxes in the amount of $89,000 although the estate claims that we owe it for taxes it has discovered in the amount of approximately $0.4 million and has filed to have such amounts treated as administrative claims in our bankruptcy.

In order to fund the Zany Brainy Acquisition, we issued 11,919 shares of our Series E Preferred Stock to Athanor and 2,200 shares of our Series G Preferred Stock, to certain affiliates of KAIM and Mr. Fred Kayne (each of which are our affiliates), for proceeds of approximately $11.9 million and $5.5 million, respectively (see Note 15).   All of these securities were subsequently converted to common stock.

Additionally, Athanor purchased $4.9 million in aggregate principal amount of our Junior Convertible Notes (see Note 10). The Series E Preferred Stock and Junior Convertible Notes held by Athanor, when converted to our common stock represented approximately 34.4% of our fully diluted shares before giving effect to employee and director stock options but assuming conversion of the contingently convertible securities issued in the FAO Acquisition.

Targoff-RS, LLC

In addition, the Athanor investment agreement required that we acquire from Targoff-RS, LLC the assets it acquired in a private foreclosure sale including the online business, “www.RightStart.com”, and the Right Start catalog business.  We purchased Targoff-RS, LLC and its debt at an aggregate price of $4.0 million through the issuance of 1,800 shares of Series F Preferred Stock.  The Series F Preferred Stock was convertible into 120,000 shares of Common Stock at an imputed price of $33.30 per share.  The Series F Preferred Stock was converted into common stock at a special stockholders meeting on March 26, 2002.

The remaining amounts necessary to consummate the Zany Brainy Acquisition came from the a credit facility under which ZB Company, Inc. was a borrower, which was refinanced in April 2002 by another credit facility under which we, ZB Company, Inc. and FAO Schwarz, Inc. were borrowers (see Note 9).

Purchase Allocation

(in 000s)	Zany Brainy	Targoff-RS, LLC
Net current assets	$106,017	$178
Property, plant and equipment	17,156	820
Non current assets	286	—
Net current liabilities	(36,463)	(423)
Non current liabilities	(3,000)	—
Estimated fair value, net assets acquired	83,996	575
Goodwill and other intangible assets	457	3,421
Total purchase price	84,453	3,996
Less:
Common stock issued	(3,245)	—
Notes payable issued	(7,500)	—
Preferred stock issued	—	(3,996)
Amount refinanced	(52,664)	—
Cash paid	21,044	—
Less cash acquired	(6,166)	—
Net cash paid	$14,878	$—

Of the $0.5 million and $3.4 million of acquired intangible assets from the Zany Brainy and Targoff-RS acquisitions, $0.4 million and $0.3 million, respectively, was assigned to registered trademarks that are not subject to amortization.

FAO Schwarz, Inc.

On January 31, 2002, Toy Soldier, Inc. (“Toy Soldier”), our wholly owned subsidiary, completed the acquisition of certain assets (and assumed liabilities of approximately $9.0 million) of F.A.O. Schwarz, including its Fifth Avenue store in New York and 21 other stores throughout the United States, and the assets of Quality Fulfillment Services, Inc. (“QFS”), an affiliate of F.A.O. Schwarz, which ran the fulfillment services for the F.A.O. Schwarz internet and catalog operations.  QFS also provided fulfillment services for several third party catalog companies as well.  On April 6, 2002, Toy Soldier changed its name to FAO Schwarz, Inc. FAO Schwarz, Inc. caters to the same discerning customer, yet each of our brands focus on a different product offering and a different positioning with this customer.  Management believed that the combination would allow cross-promotion throughout the childhood of our customers’ children and that there were opportunities for efficiencies in operations and that the price was attractive.

The acquisition was funded through the issuance of 20,000 shares of our Series H Preferred Stock (see Note 12), which were contingently convertible into 333,333 shares of common stock, and the issuance of $15.7 million (reduced from its original amount of $18.0 million due to subsequent amendment of the purchase agreement) in aggregate principal amount of Subsidiary Subordinated Notes (see Note 10).   The Series H Preferred Stock was subsequently converted into common stock.

Purchase Allocation

The FAO Acquisition was accounted for under the purchase method of accounting.  The financial statements reflect the allocation of the purchase price to the acquired net assets based upon an independent third-party appraisal.

(in 000s)	F.A.O Schwarz, Inc.
Net current assets	$43,621
Property, plant and equipment	6,496
Net current liabilities	(14,764)
Estimated fair value, net Assets acquired	35,353
Goodwill and other intangible assets	598
Total purchase price	35,951
Less:
Notes payable issued	(15,951)
Preferred stock issued	(20,000)
Less cash acquired	(407)
Net cash received	$(407)

       The $0.6 million of acquired intangible assets from the FAO Acquisition was assigned to registered trademarks that are not subject to amortization.

The following unaudited pro forma data assumes the acquisition of the assets and liabilities of Zany Brainy, Inc., the acquisition of Targoff-RS, LLC (operated as RightStart.com during the periods presented except for the period between August 5 and September 4, 2001 when the business was owned and operated by Targoff-RS, LLC) and the acquisition of the assets and liabilities of FAO took place as of January 30, 2000, the beginning of fiscal year 2000:

(in 000s, except for per share data)	Fiscal 2001	Fiscal 2000
Net sales	$535,080	$611,933
Loss before extraordinary items and cumulative effect of accounting changes	(80,320)	(70,759)
Net loss	(80,320)	(70,759)
Basic and diluted net loss per share	$(153.60)	$(217.50)

The supplemental unaudited pro forma information presented includes certain non-recurring items.  The unaudited pro forma Fiscal 2001 and Fiscal 2000 results include approximately $34.2 million and $50.9 million, respectively, in expense for merger, integration and restructuring charges and exclude the results of operation of the non-acquired stores of KBB Retail Assets Corp. and 15 stores closed during the period from the date of acquisition through October 15, 2001.  On May 15, 2001 (the “Zany Petition Date”) Zany Brainy, Inc. and its subsidiaries filed for voluntary petitions for relief under Chapter 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware.  From the Zany Petition Date through September 5, 2001, Zany Brainy, Inc. managed its business as a debtor-in-possession pursuant to Bankruptcy Court approval.  This resulted in significant operational disruption due to disruption of product flow, employee turnover and other factors that are reflected in the unaudited pro forma operating results for Fiscal 2001 above.

NOTE 23—UNAUDITED QUARTERLY DATA

	Quarter Ended
	May 4, 2002	August 3, 2002	November 2, 2002	February 1, 2003	Fiscal 2002
	Dollars in 000’s
Net sales	$87,856	$90,000	$89,293	$193,266	$460,415
Gross profit	35,373	35,452	33,902	62,132	166,859
Pre-tax loss	(17,106)	(18,136)	(23,889)	(44,480)	(103,611)
Loss per share	(12.66)	(8.01)	(9.92)	(17.88)	(48.94)

	Quarter Ended
	May 5, 2001	August 4, 2001	November 3, 2001	February 2, 2002	Fiscal 2001
	Dollars in 000’s
Net sales	$12,722	$13,523	$58,618	$162,502	$247,365
Gross profit	4,926	5,310	21,313	56,415	87,964
Pre-tax income (loss)	(1,375)	(1,268)	(9,923)	1,670	(10,896)
Loss per share	(4.20)	(3.93)	(61.05)	(3.63)	(73.11)

NOTE 24—SUBSEQUENT EVENTS

Reorganization Emergence

Our First Amended Disclosure Statement with Respect to First Amended Joint Plan of Reorganization of FAO, Inc. and its Debtor Subsidiaries was approved by the Bankruptcy Court on February 28, 2003.   Our  First Amended Joint Plan of Reorganization of FAO, Inc. and its Debtor Subsidiaries was confirmed by the Bankruptcy Court on April 4, 2003, and became effective on April 23, 2003.  We decided to seek bankruptcy reorganization based upon a rapid decline in our liquidity resulting from reduced sales related to the events of September 11, 2001, a weak economic environment, a soft retail market, reduced travel and tourism, and restrained consumer spending at a time when we were continuing to integrate our FAO, Right Start and Zany Brainy operations, together with erosion of vendor credit support and increased reserves and a more restrictive advance rate covenant imposed by our prior lenders.  In particular, certain of our store locations did not perform to expectations, affecting our overall operations.  We utilized Chapter 11 to close 111 stores or approximately 43% of our previously operated store base (four other stores were also closed during the year unrelated to the Chapter 11 filing), reject or amend contracts and leases we felt were not economically favorable, auction and sell certain real property leases yielding proceeds of approximately $3.3 million and reach compromise on our outstanding indebtedness.   In addition, we sold 30,000 shares of our Class I Convertible Preferred Stock, convertible at $1.50 per common share, for gross proceeds of $30.0 million and replaced our revolving credit facility with a Loan Agreement with the Agent (see Note 9) which provides up to $77.0 million in aggregate borrowing capacity.

Pursuant to our plan of reorganization, we:

•      repaid our prior senior secured lenders the full amount of their claims;

•      compromised $8 million in outstanding principal amount of secured debt owed to our affiliates (the “Equipment Notes”) in exchange for a new convertible note payable January 11, 2004 in the amount of $4.0 million, provided certain payments to our pre-bankruptcy unsecured creditors have been made, and 4,542 shares of our Class J Convertible Preferred Stock (“Class J Convertible Preferred Stock”) convertible into 2,329,047 shares of our common stock, warrants to purchase 66,667 shares of our common stock with an exercise price equal to $1.95 per share and repricing of previously issued warrants to purchase 43,333 shares of our common stock with an exercise price equal to $1.95 per share after the repricing;

•      compromised approximately $17.4 million in Subsidiary Subordinated Notes in exchange for the New Subsidiary Subordinated Notes payable in December 2006, 2007 and 2008, $0.5 million in cash payable on January 11, 2004 and 500 shares of our Class I Convertible Preferred Stock convertible into 333,333 shares of our common stock;

•      retained a note secured by equipment in the aggregate outstanding principal amount of approximately $1.1 million;

•      compromised smaller claims to a convenience amount of $100; and

•       compromised our remaining unsecured claims depending on the individual choices of our unsecured creditors to: (i) 38% of the allowed amount of the claim, payable as follows: 5% on the effective date of our plan of reorganization, 11% on December 22, 2003, 15% on December 22, 2004, and 7% on December 22, 2005; (ii) 21% of the allowed amount of the claim, payable as follows: 7% on the effective date of our plan of reorganization, and 14% on December 22, 2003; and (iii) 35% of the allowed amount of the claim with cash payments representing 28% payable as follows: 5% on the effective date of our plan of reorganization, 8% on December 22, 2003, 9% on December 22, 2004, and 6% on December 22, 2005 and payment of equity for the remaining 7%; a portion of the cash payments due, in each case, in December 2003 may be deferred if we do not meet certain borrowing availability conditions in our Loan Agreement.

The following unaudited pro forma consolidated balance sheet assumes reorganization emergence as of February 1, 2003:

FAO, Inc.

Pro forma Consolidated Balance Sheet

February 1, 2003

Unaudited

in 000’s

	Consolidated Balance Sheet	Pro forma Adjustments		Pro forma Consolidated Emergence Balance Sheet
Assets
Current assets:
Cash and cash equivalents	$26,107	$(22,939)	(g)	$3,168
Accounts and other receivables, net	7,055			7,055
Merchandise inventories	103,125	(27,263)	(b)	75,862
Prepaid catalog costs	337			337
Other current assets	5,399			5,399
Total current assets	142,023	(50,202)		91,821

Noncurrent assets:
Property, fixtures and equipment, net	26,356			26,356
Goodwill	4,578			4,578
Other noncurrent assets	2,812	1,079	(g)	3,891

Total assets	$175,769	$(49,123)		$126,646

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$1,393	$1,000	(c)	$5,714
		3,321	(f)
Accrued expenses	13,207			13,207
Accrued salaries and wages	5,074			5,074
Revolving Line of Credit	70,496	1,491	(a)	14,067
		(12,920)	(b)
		(30,000)	(c)
		(17,500)	(g)
		2,500	(h)
Purchase Money Notes	—	1,491	(f)	1,491
Current portion of New Subsidiary Subordinated Notes	—	500	(d)	500
New Equipment Notes	—	4,000	(e)	4,000
Current portion of plan of reorganization payments	—	14,847	(f)	10,482
		(4,365)	(g)
Total current liabilities	90,170	(35,635)		54,535

Noncurrent liabilities:
Liabilities subject to compromise	108,139	(16,615)	(d)	—
		(8,699)	(e)
		(82,825)	(f)
Plan of reorganization payments	—	3,058	(f)	3,058
New Subsidiary Subordinated Notes	—	9,900	(d)	9,900
Deferred rent	3,394	—		3,394
Total liabilities	201,703	(130,816)		70,887

Stockholders’ Equity (Deficit):
Preferred stock, common stock and additional paid in capital	158,498	29,000	(c)	224,430
		1,767	(d)
		4,699	(e)
		466	(f)
		30,000	(i)
Accumulated deficit	(184,432)	(1,491)	(a)	(168,669)
		(14,343)	(b)
		4,448	(d)
		59,644)	(f)
		3	(g)
		(30,000)	(i)
		(2,500)	(h)
Total stockholders’ equity (deficit)	(25,934)	81,693		55,759

Total liabilities and stockholders’ equity(deficit)	$175,769	$(49,123)		$126,646

Notes to Pro forma Adjustments:

(a)   Prior credit facility charges.

(b)   Costs associated with 111 closing stores, including closing store operating costs to closure date.

(c)   Equity infusion.

(d)   Reduction in Subsidiary Subordinated Notes pursuant to our plan of reorganization (“POR”).

(e)   Reduction in Equipment Notes pursuant to the POR.

(f)    Reduction to convenience and unsecured claims pursuant to the POR.

(g)   Funding of new credit facility.

(h)   Reorganization expense, primarily professional fees.

(i)    Record beneficial conversion feature of preferred stock.

Department Store Boutique

On February 21, 2003, we executed a letter of intent with Saks Incorporated with respect to placement of licensed departments in department stores comprising the Saks Department Store Group (consisting of Bergner’s, Boston Store, Carson Pirie Scott, Herberger’s, McRae’s, Parisian, Proffitt’s and Younkers).  On April 22, 2003 we entered into a Departmental License Agreement documenting the first portion of the letter of intent and setting forth the terms of operation of 15 test departments in nine stores.  Under the terms of the Departmental License Agreement we will pay a license fee of the greater of 12% of net sales from the department or $35 per square foot per annum of licensed space plus our share of certain operational advertising and customer relations program costs.   The test departments will be operated for up to one year and, if the parties are satisfied with the results, additional departments may be placed in the remainder of Saks’ 244 department stores as the parties deem appropriate.   The departments will consist of FAO Schwarz, Zany Brainy, The Right Start and FAO Schweetz departments.  The letter of intent also contemplates that we will negotiate with Saks to expand the departments and add temporary shops for the holiday season, establish a baby gift registry from which each party would sell its own merchandise and the merchandise of the other in its stores, and engage in other marketing and cross-marketing opportunities.  In connection with the Departmental License Agreement, Saks invested $5.0 million to purchase 5,000 shares of our Class I Convertible Preferred Stock.