Form 10-K/A
period 2003-02-01
FAO INC
filed 2003-06-02
CIK 878720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended February 1, 2003.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                     to                     ..

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

EXPLANATORY NOTE:

The Registrant files this report on Form 10-K/A for the fiscal year ended February 1, 2003, solely to amend items 10 through 13 of the Registrant’s annual report on Form 10-K for the fiscal year ended February 1, 2003 in their entirety as set forth below.  No other Parts of or exhibits to the Registrant’s annual report on Form 10-K for the fiscal year ended February 1, 2003 are amended hereby.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Nominees

Name	Age	Director Since	Business Experience

Jill Higgins	47	2001

Ms. Higgins has served on the Board of Directors since April 2001. Ms. Higgins is a general partner of Lakeside Enterprises, a private family investment company. Ms. Higgins was a Director of Day Runner, Inc., a developer, manufacturer and marketer of organizing products, from 1986 through 1999.

Fred Kayne	64	1995

Mr. Kayne has served as a Director since 1995.  Mr. Kayne is our Chairman of the Board. Mr. Kayne has been Chairman of the Board of Big Dog Holdings, Inc. since 1992 when he co-founded the company. Mr. Kayne has been President and Chairman of the Board of Fortune Fashions Industries, an apparel company, since he co-founded it in 1991. Mr. Kayne has been a Director of Westminster Capital, Inc. since 2001. Mr. Kayne has been President and Chairman of the Board of Fortune Financial Co., a private merchant banking firm, since he founded it in 1986. Mr. Kayne was a partner of Bear, Stearns & Co. Inc. until its initial public offering in 1985, after which time he was a Managing Director and a member of the Board of Directors of Bear, Stearns & Co. Inc. until he resigned in 1986. Fred Kayne and Richard A. Kayne are brothers.

Richard A. Kayne	57	1995

Mr. Kayne has served as a Director since 1995. Since 1985, Mr. Kayne has served as President and a Director and, since August 1996, Chief Executive Officer of Kayne Anderson Investment Management, Inc., the general partner of Kayne Anderson Capital Advisors, L.P., an investment management firm, and their broker dealer affiliate, K.A. Associates, Inc.  Mr. Kayne has been with Kayne Anderson Investment Management, Inc. since 1984 when it was founded by Mr. Kayne and John E. Anderson. Mr. Kayne has been Co-Chairman of the Management Committee of Kayne Anderson Rudnick Management, LLC, an investment management firm since July 2000 and was a Co-Manager from August 1995 to July 2000. He has also been a Director of Glacier Water Services, Inc. since 1995 and its Chairman of the Board since September 1999. Richard A. Kayne and Fred Kayne are brothers.

Jerry R. Welch	52	1995	See “Business Experience of Executive Officers” above.

Douglas E. Coltharp	42	2003

Mr. Coltharp was appointed to a vacancy on our Board in April 2003 and is serving on our Board as a designee of Saks Incorporated.  We agreed with Saks Incorporated that we would nominate its designee for election to our Board and use our best efforts to cause such election.  Mr. Coltharp joined Saks Incorporated as Executive Vice President and Chief Financial Officer in November 1996.  Prior to joining Saks Incorporated, Mr. Coltharp spent ten years in the Corporate Finance Department of Bank of America, most recently as Senior Vice President and head of the Southeast Corporate Finance Group headquartered in Atlanta.

David J. Walsh	42	2003

Mr. Walsh was appointed to a vacancy on our Board in April 2003.  Mr. Walsh is President of KJM Investments, LLC, a private investment vehicle, and a Director of each of Big Dog Holdings, Inc., Sage Publications, Inc. and Sedexo Vending Management LLC, a subsidiary of Sodexho Alliance SA, where he has served since 2002, 1997, 1996 and 2002, respectively.  From February 2000 to June 2001 when the company was sold to Evercom Inc., Mr. Walsh was the Chief Executive Officer of FortuneLinX, Inc., a provider of real-time revenue assurance software for the telecommunications industry.  Mr. Walsh continued to manage the business for Evercom Inc. until February 2002.  Mr. Walsh served as general manager of the Telecom Services Division of Transaction Network Services, Inc. (NYSE:TNI), from 1994 to August 1999 when the company was sold to PSINet (Nasdaq: PSIX).

Brian P. McDermott	46	2003

Mr. McDermott was appointed to a vacancy on our Board in April 2003 and is serving on our Board as a designee of Hancock Park Capital II, L.P.  We agreed with Hancock that we would nominate its designee for election to our Board and use our best efforts to cause such election.  In addition, Hancock entered into a voting agreement with Fred Kayne, Richard Kayne, Kayne Anderson Capital Advisors, L.P., Fortune Twenty-Fifth, Inc., Woodacres LLC and Charles Norris to cause the election of a Hancock designee.  Mr. McDermott has been a principal of Hancock Park Associates, LLC, an investment company, since 1988.  Mr. McDermott is currently President and Chief Executive Officer of Fitness Holdings International where he has served since the company was acquired by Hancock Park Associates, LLC in 2001.  In addition, Mr. McDermott is a Director of Weider Nutritional International, Inc. where he has served since June 2000. From May 2000 to July 2001, Mr. McDermott was Chief Executive Officer of PartsAmerica.com, a start-up that created integrated internet capability for specialty auto parts retailers.  From May 1988 to April 1989, Mr. McDermott served as Executive Vice President, from April 1989 to August 1992, he served as President, and from August 1992 to December 1999 he served as President and Chief Executive Officer, of Leslies Poolmart, Inc.  From 1994 to 1998, Mr. McDermott served as interim Chief Executive Officer then Chairman of the Board for BusyBody, Inc.

Charles Norris	57	2003

Mr. Norris was appointed to a vacancy on our Board in April 2003.  Mr. Norris has served as a Chairman of the Board of Glacier Water Services, Inc. since June 2001 and Day Runner, Inc. since 2001 and as a Director of The Sports Club Company, Inc. since 2002.  Mr. Norris was President of McKesson Corporation, a water services company, from 1990 to until his retirement in October 2000.  From 1981 to 1990, Mr. Norris was President of Deer Park Spring Water Company.  Mr. Norris served as President and a Director of the International Bottled Water Association in 1991 and from 1988 to 2000, respectively.  Mr. Norris was a trustee of the Drinking Water Research Foundation from 1995 to 2000.

Our directors will serve until their successors are elected and duly qualified at our next Annual Meeting of Stockholders, which is expected to be held in September 2003.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires our officers and directors and persons who beneficially own more than 10% of our common stock to file reports of ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission. Officers, directors and 10% stockholders are required by the Securities and Exchange Commission to furnish us with copies of all Forms 3, 4 and 5 as filed.

Based solely on our review of the copies of such forms we have received, we believe that all of our officers, directors and greater than 10% beneficial owners complied with all the filing requirements applicable to them with respect to transactions during Fiscal 2001 except as follows: Mr. Royer reported a conversion of options three months late at the time of sale of the underlying common stock rather than the time of conversion.  Mr. Feshbach, a former director, reported a transaction reportable on Form 4 on Form 5.  Mr. Fred Kayne filed a Form 4 reporting two mandatory conversions of preferred stock two days late.  Mr. Richard Kayne filed a transaction reportable on Form 4 on Form 5 and reported two mandatory conversions of preferred stock late in the month in which they were required to be reported.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION AND OTHER INFORMATION

Executive Compensation

The following table sets forth summary information concerning compensation paid or accrued by us for services rendered during Fiscal 2002, Fiscal 2001 and Fiscal 2000 to our Chief Executive Officer and the four other executive officers who received compensation of at least $100,000 (collectively, the “Named Executive Officers”) as well as one other person who would have been included in this table had he been employed at the end of Fiscal 2002.

Summary Compensation Table

		Annual Compensation			Long Term Compensation
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Other Annual Compensation (1)	Securities Underlying Options(#)	Other Compensation
Jerry R. Welch (2)	2002	530,000	-0-	67,000	-0-	13,299
President	2001	215,769	-0-	-0-	1,503,887	3,293
and Chief Executive Officer	2000	75,000	-0-	-0-	-0-	-0-

Raymond P. Springer (3)	2002	322,000	-0-	47,000	-0-	7,995
Executive Vice President and	2001	250,588	-0-	10,107	641,019	2,384
Chief Financial Officer	2000	250,000	-0-	7,800	50,000	-0-

David Niggli (4)	2002	362,000	-0-	-0-	-0-	1,191
Executive Vice President	2001	-0-	-0-	-0-	-0-	-0-
-Merchandising	2000	-0-	-0-	-0-	-0-	-0-

Marilyn Platfoot (5)	2002	225,000	-0-	12,000	-0-	-0-
Executive Vice President	2001	198,000	-0-	9,230	122,500	1,941
-Retail	2000	176,000	-0-	7,800	-0-	325

Ronald J. Blumenthal (5)(6)	2002	170,000	-0-	113,000	-0-	-0-
Senior Vice President-Real	2001	163,307	-0-	15,056	50,000	1,261
Estate	2000	158,000	-0-	7,800	-0-	-0-

Claire Johnson (7)	2002	437,000	-0-	-0-	-0-	137,079
Chief Executive Officer	2001	-0-	-0-	-0-	-0-	-0-
FAO Schwarz, Inc.	2000	-0-	-0-	-0-	-0-	-0-

(1) Amounts shown include car allowances for the Named Executive Officers and club dues of $8,000 and $5,826 for Mr. Blumenthal in Fiscal 2002 and 2001, respectively.

(2)           For Fiscal 2001, the amount includes salary earned beginning September 3, 2001. The amounts shown include amounts paid to Mr. Welch by RightStart.com Inc. during the period it was our subsidiary.  RightStart.com Inc. paid Mr. Welch an additional $25,000 during Fiscal 2000 when it was no longer our subsidiary. Mr. Welch was a managing director of KAIM, Inc., our largest stockholder, from 1993 through 2001 and received no compensation from us for serving as our Chief Executive Officer or President before September 3, 2001. Other annual compensation includes $55,000 in relocation compensation paid to Mr. Welch in Fiscal 2002.  Other Long-Term compensation includes $13,299 in split-dollar life insurance premiums paid by us for the benefit of Mr. Welch.

(3)           Mr. Springer became our Executive Vice President and Chief Financial Officer in August 2000.  Beginning in July 2000, when our prior Chief Financial Officer terminated her employment with us, Mr. Springer provided executive services to us and we reimbursed RightStart.com Inc. for the value of such services. The salary shown includes amounts paid to Mr. Springer by RightStart.com Inc. while RightStart.com Inc. was our subsidiary and are not broken out to reflect the charges between us and RightStart.com Inc. for the value of Mr. Springer’s services. Other annual compensation includes $35,000 in relocation compensation paid to Mr. Springer in Fiscal 2002.  Other Long-Term compensation includes $7,995 in split-dollar life insurance premiums paid by us for the benefit of Mr. Springer.

(4)           Mr. Niggli began working for us in January 2002 and was previously an employee of F.A.O. Schwarz. Mr. Niggli was first paid by us in Fiscal 2002. Other Long-Term compensation includes $1,985 in split-dollar life insurance premiums paid by us for the benefit of Mr. Niggli.

(5) Amounts shown under "Other Compensation" include our contributions under our Employee Stock Ownership Plan and our Employee Stock Purchase Plan, as applicable, for the listed executive officers.

(6) Includes $93,000 in relocation compensation paid to Mr. Blumenthal in Fiscal 2002.

(7)           Mr. Johnson began working for us in January 2002 and was previously an employee of F.A.O. Schwarz. Mr.  Johnson was first paid by us in Fiscal 2002. Mr. Johnson terminated his employment with us on January 17, 2003. Mr. Johnson will receive $60,000 from us in severance and filed a claim in our bankruptcy case for $71,400 under his employment agreement with us.  Other Long-Term compensation includes $9,465 in split-dollar life insurance premiums paid by us for the benefit of Mr. Johnson.

Directors’ Fees

All of our non-employee directors receive directors’ fees of $3,000 per quarter.  All of the members of the Board of Directors elected, in lieu of such compensation, to receive options to purchase our common stock at the fair market value on the date the options are granted for Fiscal 2002.  We are currently evaluating an increase in this compensation.

Option Grants in Fiscal 2002

We did not grant stock options to the Named Executive Officers during Fiscal 2002.

Aggregate Option Exercises in Fiscal 2002 and Option Values at Fiscal Year End

None of our Named Executive Officers exercised options during Fiscal 2002.  All options outstanding under our options plans were cancelled as part of our bankruptcy and became available for regrant.

Employment Agreements

We have no employment agreements or other compensatory plans or arrangements with any of our officers except as otherwise described herein.

Stock Compensation Programs

We have two stock option plans as well as an employee stock ownership plan and an employee stock purchase plan.  Pursuant to our bankruptcy Plan of Reorganization, all options outstanding under our options plans were cancelled and became available for regrant. We are no longer accepting contributions to our employee stock purchase plan, and we are in the process of terminating the employee stock ownership plan.

Split-Dollar Life Insurance Policy

We purchased increasing premium term life insurance for four of our Named Executive Officers effective July 1, 2002.   We pay the premiums for this insurance and benefits are paid in the ratio of approximately 60% to us and 40% to the Named Executive Officer’s designated beneficiary.  The annual premium for $38 million in total coverage for the Named Executive Officers and other insured officers was approximately $47,000 for Fiscal 2002.

Compensation Committees Interlocks and Insider Participation

Richard Kayne and Fred Kayne, directors of the Company, are members of our Compensation Committee.  Messrs. Kayne have participated in transactions requiring disclosure under Item 13, “Certain Relationships and Related Transactions.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

PRINCIPAL STOCKHOLDERS AND MANAGEMENT

The following table sets forth certain information, as of May 9, 2003, with respect to all those known by us to be the beneficial owners of more than 5% of our outstanding common stock, each director who owns shares of common stock, each Named Executive Officer who owns shares of common stock, and all our directors and executive officers as a group.

Name and Address of Owner(1)	Amount and Nature of Beneficial Ownership Common Stock	% of Class
Richard A. Kayne (2)	10,137,815	68.6
Kayne Anderson Investment Management, Inc. 1800 Avenue of the Stars Second Floor Los Angeles, CA 90067

Fred Kayne (3)	3,877,178	43.7
Fortune Fashions 6501 Flotilla Street Commerce, CA 90040

Saks Incorporated (4)	3,333,333	39.3
750 Lakeshore Parkway Birmingham, AL 35211

Hancock Park Capital II, L.P. (5)	3,333,333	39.3
10323 Santa Monica Boulevard Suite 101 Los Angeles, CA 90025

Leslie Biller, as trustee (6)	1,333,333	20.6
10877 Wilshire Boulevard Suite 1702 Los Angeles, CA 90024

Charles A. Norris (7)	666,666	11.5
c/o Kayne Anderson Capital Advisors, L.P. 1800 Avenue of the Stars Second Floor Los Angeles, CA 90067

KBB Retail Assets Corp.	666,665	11.5
c/o Royal Vendex KBB N.V. De Klencke 6, NL-1083 Postbus 7997, 1008 AD Amsterdam, The Netherlands (8)

Jill Higgins (9)	44,632		*
10153 1/2 Riverside Drive #598 Toluca Lake, CA 91602

David Walsh (10)	41,025		*
5280 NE 28th Avenue Ft. Lauderdale, FL 33308

Ronald J. Blumenthal (11)	64		*
2520 Renaissance Boulevard King of Prussia, PA 19406

Marilyn Platfoot (12)	69		*
2520 Renaissance Boulevard King of Prussia, PA 19406

All executive officers and directors as a group (fifteen persons) (13)	14,767,449	77.5%

*              Less than one percent.

(1)           Except as otherwise noted below, the persons named in the table have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable.

(2)           The 10,137,815 shares include (i) 4,246,189 shares beneficially held directly by or for Mr. Richard Kayne and his affiliates (3,266,667 of which shares may be acquired immediately upon conversion of Class I Preferred Stock, 873,458 of which shares may be acquired immediately upon conversion of Equipment Notes and 64,079 shares of which may be acquired immediately upon exercise of Warrants issued or repriced in connection with our bankruptcy) and (ii) 5,891,626 shares held in accounts managed by Kayne Anderson Capital Advisors, L.P. (“KA Capital”), a registered investment advisor (5,400,000 of which shares may be acquired immediately upon conversion of Class I Preferred Stock and 24,635 of which shares may be acquired immediately upon exercise of Warrants issued or repriced in connection with our bankrutpcy). Mr. Richard Kayne has sole voting and dispositive power over the shares he holds directly or which are held for him or his affiliates and over the shares held by Woodacres LLC.  He has shared voting and dispositive power along with Kayne Anderson Investment Management, Inc. (“KAIM, Inc.”), the general partner of KA Capital, over the shares managed by KAIM, Inc..  Mr. Kayne is the President, Chief Executive Officer and a Director of KAIM, Inc., and the principal stockholder of its parent company.  The shares held by managed accounts of KA Capital include the following shares held by investment funds for which KA Capital serves as general partner or manager:

1,494,408 shares held by ARBCO Associates, L.P.;

463,054 shares held by Kayne Anderson Non-Traditional Investments, L.P.;

1,303,341 shares held by Kayne Anderson Diversified Capital Partners, L.P.;

217,372 shares held by Kayne Anderson Capital Partners, L.P.;

341,398 shares held by Kayne Anderson Capital Income Partners (QP), L.P.;

411 shares held by Kayne Anderson Income Partners, L.P.; and

2,066,667 shares held by Woodacres LLC.

KA Capital disclaims beneficial ownership of the shares reported, except those shares attributable to it by virtue of its general partner interests in the limited partnerships holding such shares. Mr. Richard Kayne disclaims beneficial ownership of the shares reported, except those shares held by him or attributable to him by virtue of his limited partner interests in such limited partnerships (and member interests in Woodacres LLC) and by virtue of his indirect interest in the interest of KA Capital in such limited partnerships.  The foregoing is based on information provided by Mr. Richard Kayne and KA Capital.  Mr. Kayne is one of our directors.

(3)           Of the 3,877,178 shares beneficially owned, 2,775,090 shares are held directly by Mr. Fred Kayne (2,666,667 of which shares may be acquired immediately upon conversion of Class I Preferred Stock).  Fortune Twenty-Fifth, Inc., a corporation of which Mr. Fred Kayne is the sole stockholder, beneficially holds 1,091,625 shares (1,016,863 of which shares may be acquired immediately upon conversion of Equipment Notes and 45,919 shares or which may be acquired immediately upon exercise of Warrants issued or repriced in connection with our bankruptcy). Fortune Fashions Industries holds 10,463 shares.  Mr. Fred  Kayne has sole voting and dispositive power over the shares he holds directly.  He has shared voting and dispositive power along with Fortune Twenty-Fifth, Inc. and Fortune Fashions Industries with respect to the shares held by those entities.  The foregoing is based on information provided by Mr. Fred Kayne in his 13D/A filed May 22, 2003.   Mr. Kayne is one of our directors.

(4)           The foregoing is based on information provided by Saks Incorporated in its 13D/A filed May 7, 2003.  All of the shares indicated are subject to acquisition upon conversion of Class I Preferred Stock.  We have agreed to nominate a Saks Incorporated designee for election to our board of directors.

(5)           The foregoing is based on information provided by Hancock Park Capital II, L.P. in its 13D filed May 5, 2003.  All of the shares indicated are subject to acquisition on conversion of Class I Preferred Stock.  We have agreed to nominate a Hancock Park Capital II, L.P. designee for election to our board of directors.  In addition, Hancock Park Capital II, L.P. has an agreement with other significant stockholders to vote their shares in favor of election of such designee.

(6)           The foregoing is based on information provided by Mr. Biller as trustee for the Amended and Restated Les & Sheri Biller Revocable Trust in its 13D/A filed May 5, 2003.  All of the shares indicated are subject to acquisition upon conversion of Class I Preferred Stock.

(7)           The foregoing is based on information provided by Mr. Norris in his 13D filed May 5, 2003.  All of the shares indicated are subject to acquisition upon conversion of Class I Preferred Stock.  Mr. Norris is one of our directors.

(8)           333,333 of the shares indicated may be acquired immediately upon conversion of Class I Preferred Stock. The foregoing is based on information provided by Royal Vendex KBB N.V. in its 13D/A  filed May 14, 2003 and our company records.

(9)           Ms. Higgins is one of our directors.

(10)         The foregoing is based on information provided by Mr. Walsh in his Form 3 with respect to becoming a director on April 30, 2003 and from Mr. Walsh directly.  Mr. Walsh is one of our directors.

(11)         Consists of 64 vested shares held by our Employee Stock Ownership Plan for the benefit of  Mr. Blumenthal.

(12)         Consists of 56 and 13 vested shares held by our Employee Stock Purchase Plan and Employee Stock Ownership Plan, respectively, for the benefit of Ms. Platfoot.  Ms. Platfoot is one of our executive officers.

(13)         Includes common stock beneficially owned by executive officers and directors.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Messrs. Richard Kayne and Fred Kayne, directors of the company, and their affiliates purchased Class I Convertible Preferred Stock convertible into 9,266,667 shares of our common stock.

Upon their purchase of Class I Convertible Preferred Stock, Hancock Park Capital II, L.P., Saks Incorporated, Woodacres LLC, Mr. Charles Norris and Mr. Les Biller became beneficial owners of amounts of our common stock in excess of 10% of our outstanding common stock.

In connection with their purchase of Class I Convertible Preferred Stock, we agreed to nominate a designee of each of Hancock Park Capital II, L.P. and Saks Incorporated to our board of directors so long as they hold at least 3,000 shares of such preferred stock or the common stock into which such number of shares has been converted.  We also agreed to include the designee in our annual proxy statement and proxy card and use the same form and amount of resources to cause election of such designees as we use to cause the election of each of our other directors.

Hancock Park Capital II, L.P. is intended to operate as a venture capital operating company under Department of Labor Regulation 29 C.F.R. Section 2510.3-101.  The regulations require that investments made by Hancock Park Capital II, L.P. not be made unless certain management rights are granted.  In connection with Hancock Park Capital II, L.P.’s investment in our Class I Preferred Stock we are in discussions to enter into a consulting agreement designed to provide such rights and compensating it for its services over the life of the relationship with $150,000.

As part of our bankruptcy reorganization certain outstanding Equipment Notes totaling $8,000,000 in aggregate outstanding principal amount owed to Messrs. Richard Kayne and Fred Kayne and their respective affiliates and assigns and accrued but unpaid interest thereon were exchanged for shares of our Class J Convertible Preferred Stock convertible into 2,209,179 shares of our common stock, warrants to purchase 66,667 shares of our common stock at an exercise price of $1.95 per share, a repricing of 43,333 outstanding warrants to a strike price of $1.95 per share and new Equipment Notes in the aggregate principal amount of $3,686,126 secured by a lien on our equipment.

Fortune Fashions, a company of which Mr. Fred Kayne is President and Chairman of the Board, has sold and continues to sell embellished clothing merchandise to us.  Fortune Fashions was a creditor in our bankruptcy as a result of such sales and received 10,463 shares of our common stock in partial settlement of its claim of approximately $225,000.  We anticipate purchasing approximately $500,000 in merchandise from Fortune Fashions in Fiscal 2003.

On February 21, 2003, we executed a letter of intent with Saks Incorporated with respect to placement of licensed departments in department stores comprising the Saks Department Store Group (consisting of Bergner’s, Boston Store, Carson Pirie Scott, Herberger’s, McRae’s, Parisian, Proffitt’s and Younkers).  On April 22, 2003 we entered into a Departmental License Agreement documenting the first portion of the letter of intent and setting forth the terms of operation of 15 test departments in nine stores.  Under the terms of the Departmental License Agreement we will pay a license fee of the greater of 12% of net sales from the department or $35 per square foot of space licensed plus our share of certain operational, advertising and customer relations program costs.  The test departments will be operated for up to one year and, if the parties are satisfied with the results, additional departments may be placed in the remainder of Saks’ 244 department stores as the parties deem appropriate.  The departments will consist of FAO Schwarz, Zany Brainy, The Right Start and FAO Schweetz departments.  The letter of intent also contemplates that we will negotiate with Saks to expand the departments and add temporary shops for the holiday season, establish a baby gift registry that would be located in each party’s stores and from which each party would sell its own merchandise and the merchandise of the other, and engage in other marketing and cross-marketing opportunities.  In connection with the Departmental License Agreement, Saks invested $5.0 million to purchase shares of our Class I Convertible Preferred Stock.  Mr. Douglas Coltharp is one of our directors and also serves as chief financial officer of Saks Incorporated.

We have a note receivable of $500,000 from our Chief Executive Officer.  The note bears interest, payable upon maturity, at the same interest rate that we incur interest under our Loan Agreement.  The note is collateralized by all options to purchase stock held by our Chief Executive Officer (currently none as a result of our bankruptcy) and proceeds otherwise payable to our Chief Executive Officer’s designated beneficiary from a life insurance policy maintained by us for our Chief Executive Officer.  The note is due on the earlier of July 3, 2004, termination of employment or death.

On April 30, 2003, the Board of Directors determined to invite Mr. Leslie Biller, an investor in our Class I Convertible Preferred Stock, to attend Board Meetings as a consultant.  Mr. Biller receives payment for such consulting services at a rate equal to the rate paid to Directors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAO, INC.
(Registrant)

Dated: June 1, 2003	/s/ JERRY R. WELCH

Jerry R. Welch
Chief Executive Officer and President

CERTIFICATIONS

I, Jerry R. Welch, certify that:

1.               I have reviewed Form 10-K/A Amendment No. 1 to the Annual Report of FAO, Inc. (the “Registrant”);

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

Date: June 1, 2003	/s/ Jerry R. Welch
Jerry R. Welch
Chief Executive Officer and President

I, Raymond P. Springer, certify that:

1.               I have reviewed this Form 10-K/A Amendment No. 1 to the Annual Report of FAO, Inc. (the “Registrant”);

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

Date: June 1, 2003	/s/ Raymond P. Springer
Raymond P. Springer
Chief Financial Officer
(Principal Financial Officer)