Form 10-Q
period 2003-05-03
FAO INC
filed 2003-06-17
CIK 878720

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

Form 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 3, 2003

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

(610) 292-6600
(Registrant’s telephone number, including area code)

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

Yes   ☐      No   ☒

Indicate by check mark whether the registrant has filed all reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes   ☒      No   ☐

As of June 12, 2003, there were 5,152,786 shares of FAO, Inc. common stock outstanding.  Additionally, there were approximately 32,100 shares of FAO, Inc. convertible preferred stock that is convertible at any time into approximately 21.4 million shares of common stock.

FAO, INC.

FAO, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in 000’s, except for share and per share data)

	May 3, 2003	February 1, 2003

ASSETS
Current assets:
Cash and cash equivalents	$2,602	$26,107
Accounts and other receivables, net	4,334	7,055
Merchandise inventories	57,837	103,125
Other current assets	9,310	5,736

Total current assets	74,083	142,023

Noncurrent assets:
Property, fixtures and equipment, net	23,696	26,356
Goodwill	4,578	4,578
Other noncurrent assets	4,326	2,812

Total noncurrent assets	32,600	33,746

	$106,683	$175,769

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$10,837	$1,393
Current portion of plan of reorganization obligations	9,513	—
Accrued expenses	16,247	13,207
Accrued salaries and wages	5,258	5,074
Revolving line of credit	2,973	70,496
Current portion of Purchase Money Notes	1,382	—
Equipment Notes	4,186	—

Total current liabilities	50,396	90,170

Term loan	10,000	—
Deferred rent	2,284	3,394
Long term portion of plan of reorganization obligations	2,796	—
Long term portion of Purchase Money Notes	80	—
Subsidiary Subordinated Notes	9,900	—

Total liabilities not subject to compromise	75,456	93,564

Liabilities subject to compromise	—	108,139

Commitments and contingencies

Stockholders’ equity (deficit):
Class I Preferred Stock (50,000 shares authorized at $0.001 par value; 30,500 issued and outstanding)	—	—
Class J Preferred Stock (50,000 shares authorized at $0.001 par value; 40 issued and outstanding)	—	—
Common stock (75,000,000 shares authorized at $0.001 par value; 5,132,298 and 2,567,563 issued and outstanding, respectively)	5	3
Additional paid in capital	233,165	158,495
Accumulated deficit	(201,943)	(184,432)
Total stockholders’ equity (deficit)	31,227	(25,934)

	$106,683	$175,769

See accompanying notes to consolidated financial statements.

FAO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in 000’s, except for share and per share data)

	Thirteen Weeks Ended
	May 3, 2003	May 4, 2002
Net sales:
Retail	$69,804	$84,903
Direct to customer	2,393	2,448
Shipping and handling revenues	619	505

	72,816	87,856

Costs and expenses:
Cost of goods sold, including distribution costs	66,787	51,871
Cost of shipping and handling	727	612

Gross profit	5,302	35,373

Selling, general and administrative expenses:
Operating expense	19,601	20,026
Occupancy expense	16,177	20,386
Marketing and advertising expense	1,501	1,815
General and administrative expense	4,645	6,648
Depreciation and amortization expense	2,504	1,489
Store closing costs	1,336	—

	45,764	50,364

Operating loss	(40,462)	(14,991)

Reorganization items, net	63,081	—
Interest expense, net	(5,761)	(2,115)

Income (loss) before income taxes	16,858	(17,106)
Income tax provision	51	70

Net income (loss)	$16,807	$(17,176)

Basic and diluted loss per share:
Net loss per share	$(6.35)	$(12.66)

Weighted average number of common shares outstanding	2,757,760	1,364,245

See accompanying notes to consolidated financial statements.

FAO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in 000’s)

	Thirteen Weeks Ended
	May 3, 2003	May 4, 2002

Cash flows from operating activities:
Net income (loss)	$16,807	$(17,176)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,504	1,489
Deferred rent	41	431
Amortization of debt issuance costs	22	63
Non-cash interest	4,038	66
Gain on discharge of liabilities	(66,310)	—
Change in assets and liabilities affecting operations	43,754	(7,178)

Net cash provided by (used in) operating activities	856	(22,305)

Cash flows from investing activities:
Additions to property, fixtures and equipment	(301)	(780)
Proceeds from fixture sales	503	—
Purchase price adjustments	—	(957)

Net cash provided by (used in) investing activities	202	(1,737)

Cash flows from financing activities:
Net borrowings (payments) on revolving line of credit	(67,523)	27,592
Borrowings under term loan	10,000	—
Increase in bank overdraft	5,253	4,708
Payments on notes payable, Acquisition Obligations and capital leases	(29)	(5,233)
Redemption of Mandatorily Redeemable Preferred Stock	—	(3,000)
Net proceeds from issuance of Class I Preferred Stock	29,221	—
Payments of financing costs	(1,485)	(438)
Proceeds from exercise of stock options and warrants	—	144

Net cash provided by (used in) financing activities	(24,563)	23,773

Net decrease in cash and cash equivalents	(23,505)	(269)
Cash and cash equivalents at beginning of period	26,107	2,811

Cash and cash equivalents at end of period	$2,602	$2,542

See accompanying notes to consolidated financial statements.

FAO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1:  Basis of Financial Statement Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the requirements for Form 10-Q and Article 10 of Regulation S-X and, accordingly, certain information and footnote disclosures normally included in the notes to the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  Reference is made to the Annual Report on Form 10-K as of and for the year ended February 1, 2003 for FAO, Inc. and Subsidiaries (referred to herein as “FAO”, “we”, “us”, “our” and similar designations) as filed with the Securities and Exchange Commission for additional disclosures including a summary of the Company’s accounting policies.

In the opinion of management, the consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company for the periods presented. Since the Company’s operations are seasonal, the interim operating results of the Company may not be indicative of operating results for the full year.

Certain prior year balances in the financial statements have been reclassified to conform with the current year presentation.

NOTE 2:  Proceedings Under Chapter 11 of the Bankruptcy Code

Chapter 11 Reorganization

On January 13, 2003 (the “Petition Date”), we, together with our significant subsidiaries (collectively, the “Filing Entities”), filed for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware in case number 03-10119(LK).    During the pendency of the Chapter 11 cases, we and our subsidiaries continued to operate our businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. Our First Amended Disclosure Statement with Respect to First Amended Joint Plan of Reorganization of FAO, Inc. and its Debtor Subsidiaries was approved by the Bankruptcy Court on February 28, 2003.   Our First Amended Joint Plan of Reorganization of FAO, Inc. and its Debtor Subsidiaries (“Plan of Reorganization”) was confirmed by the Bankruptcy Court on April 4, 2003, and became effective when we emerged from bankruptcy on April 23, 2003 (the “Effective Date”).  We decided to seek bankruptcy reorganization based upon a rapid decline in our liquidity resulting from reduced sales related to the events of September 11, 2001, a weak economic environment, a soft retail market, reduced travel and tourism, and restrained consumer spending at a time when we were continuing to integrate our FAO, Right Start and Zany Brainy operations, together with erosion of vendor credit support and a more restrictive advance rate covenant imposed by our prior senior secured lenders.  In particular, certain of our store locations did not perform to expectations, affecting our overall operations.  We utilized Chapter 11 to close most of the 111 stores we have closed or have slated to close, or approximately 43% of our previously operated store base (four other stores were also closed during the prior year unrelated to the Chapter 11 filing), reject or amend contracts and leases we felt were not economically favorable, auction and sell certain real property leases yielding proceeds of approximately $3.3 million and reach compromise on our outstanding indebtedness.   In addition, we sold 30,000 shares of our Class I Convertible Preferred Stock (“Class I Convertible Preferred Stock”), convertible at $1.50 per common share, for gross proceeds of $30.0 million and replaced our former revolving credit facility with an asset based revolving Loan and Security Agreement (the “Loan Agreement”) with Fleet Retail Finance, Inc., as agent, which provides up to $77.0 million in aggregate borrowing capacity.

Pursuant to our Plan of Reorganization, we:

•                  repaid our prior senior secured lenders the full amount of their claims;

•                  compromised $8.5 million in Equipment Notes and accrued interest in exchange for (i) new convertible Equipment Notes payable January 11, 2004 in the amount of $4.0 million (of which $313,874 was converted at $1.95 per common share into 160,959 shares of common stock as of May 3, 2003 and $3.7 million are outstanding as of that date), provided certain payments to our pre-bankruptcy unsecured creditors have been made, (ii) 4,542 shares of our Class J Convertible Preferred Stock convertible into 2,329,025 shares of our common stock (converted to common stock in April and May 2003), (iii) warrants to purchase 66,667 shares of our common stock with an exercise price equal to $1.95 per share and (iv) repricing of previously issued warrants to purchase 43,333 shares of our common stock with an exercise price equal to $1.95 per share after the repricing;

•                  compromised approximately $17.4 million in old Subsidiary Subordinated Notes in exchange for (i) new Subsidiary Subordinated Notes in the aggregate principal amount of $9.9 million payable ratably in three annual installments in December 2006, 2007 and 2008, (ii) $0.5 million in cash payable on January 11, 2004 and (iii) 500 shares of our
Class I Convertible Preferred Stock convertible into 333,333 shares of our common stock;

•                  retained a note secured by equipment in the aggregate outstanding principal amount of approximately $1.1 million;

•                  compromised smaller claims to a convenience amount of $100 or to the full amount of the claim, whichever is less; and

•                  compromised our remaining unsecured claims depending on the individual choices of our unsecured creditors to: (i) 38% of the allowed amount of the claim, payable as follows: 5% on the effective date of our Plan of Reorganization, 11% on December 22, 2003, 15% on December 22, 2004, and 7% on December 22, 2005; (ii) 21% of the allowed amount of the claim, payable as follows: 7% on the effective date of our Plan of Reorganization, and 14% on December 22, 2003; or (iii) 35% of the allowed amount of the claim with cash payments representing 28% payable as follows: 5% on the Effective Date, 8% on December 22, 2003, 9% on December 22, 2004, and 6% on December 22, 2005 and payment of equity for the remaining 7%. A portion of the cash payments due, in each case, in December 2003 may be deferred if we do not meet certain borrowing availability conditions.

Pursuant to our Plan of Reorganization we paid and must pay the following amounts:

(i)                                     An estimated $17.4 million to holders of unsecured claims; $4.4 million on the Effective Date, approximately $10.0 million on December 22, 2003, approximately $2.0 million on December 22, 2004 and approximately $1.0 million on December 22, 2005.  In the event excess availability under the Loan Agreement on December 18, 2003 is less than $37.0 million then the December 2003 payment obligation will be deferred until December 22, 2004 pro rata, by the amount by which excess availability is less than $37.0 million; provided, however, in no event may the December 2003 payment to holders of unsecured claims be less than $1 million.  In the event that excess availability under the Loan Agreement on December 18, 2004 is less than $40.0 million, then any deferred December 2003 payments to holders of unsecured claims will be deferred until December 22, 2005 pro rata, by the amount by which the excess availability is less than $40.0 million; provided, however, in no event may the December 2004 payment to holders of unsecured claims be less than (i) the amounts due to unsecured creditors on December 22, 2004, plus (ii) $1.0 million of the deferred December 2003 payments.  Any payments deferred until December 22, 2005 shall be due and payable no later than December 22, 2005 irrespective of excess availability under the Loan Agreement.  The deferrals will be applicable if, and only if, excess availability under the Loan Agreement on December 18, 2003 is less than $37.0 million.

(ii)                                  $3.7 million or the outstanding principal amount in payment of the new Equipment Notes on the later of (a) January 11, 2004 or (b) the first business day following payment of all undisputed amounts due by the terms of our Plan of Reorganization to holders of unsecured claims through and including December 22, 2003 provided such payments have not been deferred.

(iii)                               $0.5 million on January 11, 2004 and $3.3 million on each of December 31, 2006, 2007 and 2008 plus interest at a rate of 6% per annum through and including January 11, 2005, at which time the first interest payment shall be made in cash with payments made quarterly thereafter, to the holders of the new Subsidiary Subordinated Notes provided we are current with our payments to holders of the new convertible Equipment Notes and unsecured claims and such payments have not been deferred.

In addition:

(i)                                     holders of unsecured claims received approximately 95,262 shares of our common stock;

(ii)                                  the holders of claims with respect to the Equipment Notes received 4,542 shares of our Class J Convertible Preferred Stock convertible into 2,329,025 shares of our common stock, warrants to purchase 66,667 shares of our common stock and repriced warrants to purchase 43,333 shares of our common stock; and

(iii)                               holders of the old Subsidiary Subordinated Notes received 500 shares of our Class I Convertible Preferred Stock convertible into 333,333 shares of our common stock.

Subsequent to May 3, 2003, we sold an additional 1,600 shares of our Class I Convertible Preferred Stock for gross proceeds of $1.6 million on similar terms as the prior sales.

Claims Resolution

Pursuant to the bankruptcy process, our claims agent received approximately 1,700 timely-filed proofs of claim totaling approximately $450.0 million in the aggregate, exclusive of approximately 120 proofs of claim filed by governmental agencies totaling approximately $4.0 million in the aggregate.  The bar date (the final date for which claims can be filed timely) was March 31, 2003 for most claimants.  For governmental agencies the bar date is July 13, 2003.  For holders of canceled executory contracts and real property leases the bar date is 60 days from the date their contract or lease is rejected.

As is typical in reorganization cases, there are significant differences between amounts scheduled by us and claims filed by creditors; these differences are being investigated and resolved in connection with the claims resolution process.  The aggregate amount of claims filed with the Bankruptcy Court far exceeds our estimate of ultimate liability.  We believe that many of these claims are duplicative, based upon contingencies that have not occurred, or otherwise are overstated, and are therefore invalid.  As of June 11, 2003, we have filed one claims objection totaling approximately $6.0 million and have identified approximately $280.0 million in duplicative or otherwise invalid claims.  We intend to include these in a claims objection to be filed with the Bankruptcy Court.  In light of the number of claims asserted against the Filing Entities, the claims resolution process is ongoing and may take considerable time to complete. A number of significant claims remain to be resolved.  Accordingly, the ultimate number of and amount of allowed claims is not presently known.

NOTE 3:  Description of Business and Significant Accounting Policies

We are a specialty retailer of high quality developmental, educational and care products for infants and children and high quality toys, games, books and multimedia products for children up to age 12 conducted through the FAO Schwarz®, Right Start® and Zany Brainy® brands.  Our business expanded in the last two fiscal years to include educational products, toys, games, books and multimedia products for children up to age 12 through the purchase of substantially all of the assets of Zany Brainy, Inc. and certain assets of upscale toy seller F.A.O. Schwarz (now known as KBB Retail Assets Corp.).   Results for our first quarter are not indicative of annual results in part because the first quarter of the year ending January 31, 2004 (“Fiscal 2003”) reflects operations while we were in bankruptcy that include store closings and inventory liquidation, the costs and expenses associated with our bankruptcy case as well as the one-time gains that occurred in connection with our emergence from bankruptcy.

On February 21, 2003, we executed a letter of intent with Saks Incorporated with respect to the placement of licensed departments in department stores comprising the Saks Department Store Group (consisting of Bergner’s, Boston Store, Carson Pirie Scott, Herberger’s, McRae’s, Parisian, Proffitt’s and Younkers).  On April 23, 2003, we entered into a Departmental License Agreement documenting the first portion of the letter of intent and setting forth the terms of operation of 15 test departments in nine stores (“Saks Boutiques”).  Under the terms of the Departmental License Agreement, we will pay a license fee of the greater of 12% of net sales from the department or $35 per square foot per annum of licensed space plus our share of certain operational, advertising and customer relations program costs.   The test departments will be operated for up to one year and, if the parties are satisfied with the results, additional departments may be placed in the remainder of Saks’ 244 department stores as the parties deem appropriate.   The departments will consist of FAO Schwarz, Zany Brainy, The Right Start and FAO Schweetz® departments.  The letter of intent also contemplates that we will negotiate with Saks to expand the number of departments and add temporary shops for the holiday season, develop a line of apparel, establish a baby gift registry from which each party would sell its own merchandise and the merchandise of the other in its stores, and pursue other marketing, merchandising and cross-marketing initiatives.

Operating Results and Liquidity

We are primarily a toy retailer and expect to derive approximately 40% of our revenue during our fourth quarter.  Historically, we have incurred losses, though we expect to generate sufficient operating income in the fourth quarter to offset actual and expected operating losses from the first three quarters of Fiscal 2003. We believe that our current cash on hand at June 12, 2003, cash flow from operations and anticipated availability from the $77.0 million Loan Agreement with Fleet Retail Finance, Inc., as agent (the “Agent”) under which we are co-borrowers with our subsidiaries ZB Company, Inc. and FAO Schwarz, Inc. will allow us to maintain our operations and fund working capital and capital expenditures for the next 12 months. Our needs for additional funding will depend upon several factors, including, but not limited to, generating sufficient cash flow from operations, the expenses or income from incorporating the Saks Boutiques into our operations and our dependence on independent manufacturers and suppliers and their credit terms in order to maintain adequate inventory in-stock levels. If additional capital is required to grow our business or execute our business plan, we may seek to raise additional equity or incur additional debt. There can be no assurance given that adequate funds will be available to us on acceptable terms or at all.

The Loan Agreement matures April 22, 2006 and consists of (i) a standard revolving line of credit of up to $67.0 million under which borrowings bear interest, at our election, at an initial rate of 2.25% over the Agent’s calculated Eurodollar Rate or 0.25% over a base rate designated by Fleet National Bank (the "Bank") from time to time, and (ii) an additional special term subline of $10.0 million under which borrowings bear interest at a rate of 15.5% per annum for the first year and thereafter at a rate of 11.25% over the base rate designated by the Bank.  The Loan Agreement allows us to borrow 85% of credit card receivables, plus, (A) so long as the special term subline remains outstanding, up to 95% of the current appraised liquidation value of our eligible inventory from November 1 through August 14 and 102.5% of current appraised liquidation value of our eligible inventory from August 15 through October 31, and (B) when the special term subline is no longer in effect, 85% of the current appraised liquidation value of our eligible inventory, less reserves established by the Agent from time to time in its reasonable discretion for such items as a portion of outstanding gift certificates and merchandise credits, royalty obligations, two months rent on certain store leases which we have not received collateral access agreements which are acceptable to the landlord and the Agent and an availability block (initially set at $4.0 million which decreases between September 7, 2003 and September 30, 2003 to $1.5 million and between October 1, 2003 and October 31, 2003 to $0.5 million).  Eligible inventory consists of inventory in which the Agent has a prior, perfected security interest less certain ineligible items. The Loan Agreement contains one financial operating covenant. This covenant requires that we maintain minimum excess availability under the Loan Agreement of $5.0 million at all times. In order to meet this covenant, we are permitted to supplement our availability under the Loan Agreement through letters of credit.  In connection with the issuance of our Class I Convertible Preferred Stock, we have a commitment from certain of the purchasers to provide a letter of credit with a stated amount of up to $5.0 million beginning any time after June 1, 2003. The letter of credit, if issued, will expire no later than November 30, 2003, and is to expire undrawn by such expiration date, so long as we are not in default under the Loan Agreement or would not be in default under the Loan Agreement once the letter of credit is returned.  If the letter of credit is issued we are required to issue to the providers five-year warrants with an exercise price of $1.50 per share in an amount equal to 3% of our fully-diluted equity as of April 23, 2003 (or, if the stated amount of the letter of credit is less than $5.0 million, a pro rata portion of such 3%), and, if the letter of credit is drawn, we are required to issue to the providers one-year notes in an aggregate principal amount equal to the stated amount of the letter of credit secured by our equipment and bearing interest at a rate of 10% per annum, and if such notes have not been repaid by November 30, 2003, we are further required to issue to the providers five-year warrants with an exercise price of $1.50 per share in an amount equal to 4% of our fully diluted equity as of April 23, 2003 (or, if the stated amount of the letter of credit is less than $5.0 million, a pro rata portion of such 4%).  The Loan Agreement also contains a default clause triggered by a material adverse change.

Based on the terms of the Loan Agreement, we have recorded the outstanding borrowings under the $10.0 million term subline ($10.0 million as of May 3, 2003) as long-term since the subline is payable in April 2006.  Although the revolving line of credit is scheduled to mature in April 2006, the outstanding borrowings under the $67.0 million revolving line of credit ($3.0 million as of May 3, 2003) have been classified as current based on the provisions of Emerging Issues Task Force (“EITF”) Issue No. 95-22 since the Loan Agreement contains provisions for blocked accounts with the Agent and also contains a material adverse change default provision.

The amount available to us under our borrowing formula fluctuates primarily with our level of inventory and the level of credit provided by our suppliers.  Additionally, availability is significantly affected by periodic changes in the advance rates against our eligible inventory, which fluctuate from month to month (from a low of approximately 68% to a high of approximately 90%) and are subject to adjustment by the Agent based on third party appraisals of the liquidation value of our inventory.  These appraisals are typically performed at least quarterly at the request of the Agent and attempt to reflect the net cash that could be realized by selling our inventory in a “going out of business” sale. The time of year that such a sale is assumed to take place is significant to the valuation and consequently the resulting monthly advance rates can fluctuate substantially. For example, advance rates typically are lowest in the first half of the year and begin to rise as the holiday season approaches. This increase in advance rates provides more availability as we begin to build our inventory levels to meet holiday season demand.  As of June 16, 2003, the availability under the Loan Agreement was approximately $8.5 million, $3.5 million above the $5.0 million minimum excess availability covenant. Management expects that the Company will continue to have sufficient availability throughout the year based on its business plan and the borrowing formula under the Loan Agreement.

Stock Split

Effective on April 22, 2003, our common shares were reverse split into one share for every 15 shares outstanding.  The stated par value of the common shares was not changed from its existing amount of $0.001 per share.  The number of authorized shares of common stock remained at 75 million.  All share and per share amounts have been restated to reflect the reverse stock split.

Bankruptcy Accounting

Since our Chapter 11 bankruptcy filing, we have applied the provisions of Statement of Position (“SOP”) 90-7.  SOP 90-7 does not significantly change the application of accounting principles generally accepted in the United States of America; however, it does require that the financial statements for periods including and subsequent to the filing of a the Chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business.  Based on the provisions of SOP 90-7, the Company is not eligible to apply fresh-start accounting.

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

Seasonality

Operating results for our first quarter are generally not indicative of the results that may be expected for Fiscal 2003 because, in addition to the effects of our bankruptcy, we are primarily a toy retailer and anticipate we will derive approximately 40% of our revenue from, and achieve all of our annual profitability, if any, in our fourth quarter.

Vendor Incentives

For the thirteen week period ended May 3, 2003, we had marketing and advertising expenses of $1.5 million, and no offsetting vendor incentives.

Revenue Recognition

Sales are generated either in our Retail segment or our Direct to customer segment.  For Retail sales, sales are recorded when the customer takes possession of the merchandise and tenders payment.  For Direct to customer sales, sales are recorded at the time the goods are received by the customer.  Historically, damaged goods have not been significant. We permit returns so long as the goods are returned in saleable condition. Appropriate sales return reserves are maintained and are estimated based on historical rates and adjusted for current conditions.

NOTE 4:  Reorganization Items, Net

Reorganization items, net represents amounts recognized and incurred as a direct result of our Chapter 11 filing and emergence and are presented separately in our Consolidated Statement of Operations.  Such items consist of the following:

(in 000’s)	Thirteen weeks ended May 3, 2003

Gain on discharge of liabilities	$66,310
Severance and retention expense	(1,058)
Gain on sale of leases	2,931
Professional fees	(5,102)
$63,081

A summary of the activity related to the severance and retention reserve is as follows:

(in 000’s)
Balance, February 1, 2003	$1,192
Additional provision	1,058
Cash payments	(955)
Balance, May 3, 2003	$1,295

NOTE 5:  Per Share Data

Basic per share data is computed by dividing our loss available to common stockholders by the weighted average number of our common shares outstanding.  Diluted per share data is computed by dividing our net income or loss adjusted for costs associated with dilutive securities by the weighted average number of shares outstanding plus any potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock in each period unless the impact would be antidilutive.

	Thirteen weeks ended
(in 000’s, except for share and per share data)	May 3, 2003	May 4, 2002

Net income (loss)	$16,807	$(17,176)
Less:
Preferred stock accretion	—	(90)
Preferred stock dividends	(55)	—
Beneficial conversion feature on Class I and Class J Preferred Stock	(34,263)	—
Basic and diluted loss available to common stockholders	$(17,511)	$(17,266)
Weighted average common shares, basic and diluted	2,757,760	1,364,245
Loss per share, basic and diluted	$(6.35)	$(12.66)

Certain of our securities were not included in the computation of diluted loss per share for the thirteen week periods because to do so would have been antidilutive for the periods presented.  Such securities include:

	Common Stock Equivalents at
Securities	May 3, 2003	May 4, 2002
Options	—	312,727
Class I Preferred Stock	20,000,000	—
Class J Preferred Stock	20,511	—
Warrants	110,000	37,933
Junior Convertible Notes	—	228,438

Pursuant to our Plan of Reorganization all existing warrants and options (other than 110,000 warrants issued or repriced in compromise of claims) were cancelled as of April 23, 2003.

NOTE 6:  Supplemental Disclosure of Cash Flow Information

Interest paid amounted to $1.7 million and $1.6 million for the thirteen weeks ended May 3, 2003, and May 4, 2002, respectively.  Cash paid for income taxes was $59,000 and $25,000 for the thirteen weeks ended May 3, 2003, and May 4, 2002, respectively.

Changes in assets and liabilities which increased (decreased) cash provided by (used in) operating activities are as follows:

	Thirteen weeks ended
(in 000’s)	May 3, 2003	May 4, 2002
Accounts and other receivables	$2,721	$5,697
Merchandise inventories	45,288	(8,117)
Other current assets	(3,574)	(4,391)
Other noncurrent assets	(258)	(419)
Accounts payable	(3,609)	4,699
Accrued expenses	3,002	690
Accrued salaries and wages	184	(5,337)
	$43,754	$(7,178)

Non-cash investing and financing activities:

	Thirteen weeks ended
(in 000’s)	May 3, 2003	May 4, 2002
Conversion of Series B Preferred Stock to common stock	$—	$188
Conversion of Series E Preferred Stock to common stock	—	11,919
Conversion of Series F Preferred Stock to common stock	—	3,996
Conversion of Series G Preferred Stock to common stock	—	5,500
Conversion of Series H Preferred Stock to common stock	—	20,000
Conversion of Class J Preferred Stock to common stock	4,816	—
Preferred dividend accretion	—	90
Class I preferred dividends	55	—

NOTE 7:  Stock-Based Compensation

We apply the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations to account for awards of stock-based compensation granted to employees and directors.  Accordingly, compensation expense is recorded for options awarded to employees and directors to the extent that the exercise prices are less than the fair market value of the common stock on the date of grant when the number of options and the exercise price are fixed.  The difference between the fair value of the common stock and the exercise price of the stock option is recorded as deferred compensation, which is charged to expense over the vesting period of the underlying stock option on a straight-line basis.  In the periods reported, we have not issued any options with an exercise price that was less than the fair market value of the common stock on the date of grant.

We have adopted the disclosure requirements of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.”  In accordance with the provisions of SFAS No. 123, we apply APB Opinion No. 25 and related interpretations in accounting for our plans and do not recognize compensation expense for our stock-based compensation plans based on the fair market value method prescribed by SFAS No. 123.  Based on the additional disclosure requirements under SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” the following table is a reconciliation of net earnings and earnings per share had we adopted the fair value recognition provisions of SFAS No. 123.

	Thirteen Weeks Ended
(in 000’s except for per share data)	May 3, 2003	May 4, 2002
Net loss applicable to common stockholders, as reported	$(17,511)	$(17,266)
Deduct: Total stock-based employee compensation expense determined under fair-value based method for all awards	—	(67)
Pro forma net loss applicable to common stockholders	$(17,511)	(17,333)
Basic and diluted net loss per share:
As reported	$(6.35)	(12.66)
Pro forma	$(6.35)	(12.71)

Upon emergence from bankruptcy, all of our then outstanding option awards were cancelled.

NOTE 8:  Stockholders’ Equity (Deficit)

Preferred Stock

In April 2003, we sold 30,000 shares of our Class I Convertible Preferred Stock for gross proceeds of $30.0 million.  In addition, we issued 500 shares of Class I Convertible Preferred Stock in April 2003 in connection with the settlement of certain outstanding debt obligations.  Class I Convertible Preferred Stock carries a cumulative dividend at a rate of 6% per annum payable semiannually on December 1 and June 1, with the first payment commencing December 1, 2003.  We have the option through December 2005 to pay the dividends through the issuance of additional Class I Convertible Preferred Stock shares at conversion prices based on the market price of our common stock.  The Class I Convertible Preferred Stock carries a liquidation preference of $1,000 per share plus all accrued and unpaid dividends.  The Class I Convertible Preferred Stock is convertible into common stock at the rate of $1.50 per share, subject to adjustment.  We recorded cumulative dividends on the Class I Convertible Preferred Stock of $55,000 as of May 3, 2003.  We incurred costs of $779,000 in connection with the sale of the Class I Convertible Preferred Stock.

In April 2003,  we issued 4,856 shares of Class J Convertible Preferred Stock in connection with the settlement of certain outstanding debt obligations (4,542 shares issued in connection witht the Plan of Reorganization for $4.5 million of Equipment Notes and 314 shares issued from the exchange of $313,874 of new convertible Equipment Notes).  The Class J Convertible Preferred Stock has terms similar to the Class I Convertible Preferred Stock except that the Class J Convertible Preferred Stock is convertible into common stock at the rate of $1.95 per share.  In April 2003, 4,816 shares of the Class J Convertible Preferred Stock were converted into 2,469,473 shares of common stock and the remainder was converted in May 2003.

Beneficial Conversion Feature

Generally accepted accounting principles require that we recognize the difference between the  negotiated conversion  price of an instrument  and the actual closing price of the underlying common stock as a beneficial conversion feature and charge it to: a) a dividend in the case of an equity instrument; b) non-cash interest expense in the case of a debt instrument; or c) non-cash compensation expense in the case of an employee stock option grant. The interest and compensation  expense is to be amortized  over the period, or periods, prior to the related instruments becoming freely  convertible (in this instance, the debt is convertible at any time and therefore the charge is immediate).  In the current period we recorded the following amounts as beneficial conversion features:

(in 000’s) Instrument	Beneficial Conversion Feature Amount
Class I Preferred Stock	$30,000
Class J Preferred Stock	4,263
Total Preferred Stock	34,263
Convertible Equipment Notes	4,000
Total	$38,263

The Convertible Equipment Notes with a principal amount of $4.0 million issued in connection with the Plan of Reorganization include conversion rights for the holders to convert the outstanding principal balance into Class J Preferred at a rate of $1,000 per share.  As noted above the Class J Preferred is convertible into common stock at a rate of $1.95 per share.  Based on these terms a beneficial conversion charge of $4.0 million was recorded as interest expense for the thirteen weeks ended May 3, 2003.  During the thirteen weeks ended May 3, 2003, outstanding Convertible Equipment Notes totaling $313,784 have been converted into Class J Preferred and subsequently converted into common stock.

NOTE 9:  Income Taxes

The Company has incurred operating losses and generated a significant accumulated deficit through May 3, 2003.  As a result of the review undertaken for the year ended February 1, 2003, we concluded that it was appropriate to establish a full valuation allowance for our net deferred tax assets.  For the thirteen weeks ended May 3, 2003, we continued to record a full valuation allowance.  The provision for income taxes for the thirteen week periods ended May 3, 2003 and May 4, 2002 is related to certain minimum state income and franchise taxes.

We have federal and state net operating loss carryforwards at May 3, 2003.  These carryforwards will expire in fiscal years ending 2004 through 2023.  Management believes that a change of control, as defined by the U.S. Internal Revenue Code, took place on March 26, 2002 and April 23, 2003 in connection with the conversion of certain preferred stock to common stock and in connection with the issuance of equity in accordance with the bankruptcy Plan of Reorganization, respectively.  The change of control has the effect of limiting the amount of net operating loss carryforwards that can be used in any one year, subject to limited carryforward periods.  In addition to the reduction or limitation of net operating loss carryforwards as a result of certain changes in control, restructuring of certain debt pursuant to the bankruptcy Plan of Reorganization may cause a significant amount of net operating loss carryforwards to be eliminated.

NOTE 10:  New Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148 which amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation.  In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements.  Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to our consolidated financial statements.

In March 2003, the EITF reached a consensus on EITF No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.”  EITF No. 02-16 addresses the income statement classification of cash considerations received by a customer, including a reseller, from a vendor and provides guidance regarding the timing of recognition of volume rebates.  We have adopted EITF No. 02-16 as of January 1, 2003 and the adoption did not have a material effect on our financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. We do not expect the adoption of SFAS No. 149 to have a material effect on our financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”  SFAS No. 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those financial instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We do not expect the adoption of SFAS No. 150 to have a material effect on our financial position or results of operations.

NOTE 11:  Segment Information

At May 3, 2003, and May 4, 2002, we operated in two reportable segments: Direct to customer, which includes online and catalog operations, and Retail, which includes activities related to our retail stores.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.  We evaluate performance based on profit or loss from operations before income taxes.

We allocate costs for certain services provided by the Retail segment to the Direct to customer segment.

Our reportable segments have operations that offer the same or similar products but have a different method of delivery to their customers.

Segment information for the thirteen weeks ended May 3, 2003, is as follows:

(in 000’s)	Direct to customer	Retail	Total
Net sales	$2,858	$69,958	$72,816
Interest expense, net (2)	58	5,703	5,761
Depreciation and amortization expense	77	2,427	2,504
Income before income taxes (1)	2,308	14,550	16,858
Total assets	8,124	98,559	106,683
Fixed asset additions	—	301	301

(1)          Income before income taxes includes reorganization items totaling $63.1 million recorded in relation to our emergence from bankruptcy.  Direct to customer and Retail operations were allocated $3.0 million and $60.1 million, respectively.  The $63.1 million consists primarily of a gain on discharge of liabilities of $66.3 million, net of other reorganization items (see Note 4).

(2)          Interest expense, net includes a beneficial conversion charge of $4.0 million.  The $4.0 million was allocated entirely to Retail operations.

Segment information for the thirteen weeks ended May 4, 2002 is as follows:

(in 000’s)	Direct to customer	Retail	Total
Net sales	$2,953	$84,903	$87,856
Interest expense, net	6	2,109	2,115
Depreciation and amortization expense	24	1,465	1,489
Income (loss) before income taxes	171	(17,277)	(17,106)
Total assets	808	188,212	189,020
Fixed asset additions	—	(780)	(780)

NOTE 12:  Related Party Transactions

We have a note receivable of $0.5 million from our Chief Executive Officer.  The note receivable bears interest, payable upon maturity, at the same interest rate that the Company incurs under its primary bank loan agreement.  The note is collateralized by options to purchase shares of our common stock (if and when such options are issued) and proceeds from a split-dollar life insurance policy with respect to the officer and is due on the earlier of July 3, 2004, termination of employment or upon death.  This note receivable, including interest receivable of $25,000, is included in other non-current assets in the Consolidated Balance Sheet as of May 3, 2003.

On April 23, 2003, our director Richard Kayne, Fred Kayne, chairman of our board of directors, and their affiliates purchased Class I Convertible Preferred Stock convertible into 9,266,667 shares of our common stock.

We compromised $8.5 million in Equipment Notes and accrued interest held by Richard Kayne, Fred Kayne and Kayne Anderson Investment Management, Inc. in exchange for (i) new convertible Equipment Notes payable January 11, 2004 in the amount of $4.0 million (of which $313,874 was converted at $1.95 per common share into 160,959 shares of common stock as of May 3, 2003 and $3.7 million are outstanding as of that date), provided certain payments to our pre-bankruptcy unsecured creditors have been made, (ii) 4,542 shares of our Class J Convertible Preferred Stock convertible into 2,329,025 shares of our common stock (converted to common stock in April and May 2003), (iii) warrants to purchase 66,667 shares of our common stock with an exercise price equal to $1.95 per share and (iv) repricing of previously issued warrants to purchase 43,333 shares of our common stock with an exercise price equal to $1.95 per share after the repricing   We also compromised approximately $17.4 million in old Subsidiary Subordinated Notes held by affiliates of Royal Vendex KBB, a beneficial owner of more than 10% of our outstanding common stock, in exchange for new Subsidiary Subordinated Notes in the aggregate principal amount of $9.9 million payable in December 2006, 2007 and 2008, $0.5 million in cash payable on January 11, 2004 and 500 shares of our Class I Convertible Preferred Stock convertible into 333,333 shares of our common stock.

NOTE 13:  Other Developments

Contingencies

We are a party to various legal actions arising in the ordinary course of business.  We believe that the ultimate outcome of these matters will not have a material adverse effect on our financial position or results of operations.

Prior to our bankruptcy filing we negotiated a settlement of a suit with Oxygen Media, LLC (“Oxygen”) regarding a disputed term sheet in which Oxygen alleged we and our former subsidiary, RightStart.com, owed Oxygen for advertising services.  The parties each had alleged fraud was committed by the other party as well as various contract claims and defenses.  By October 2002, most of the discovery had been completed and the parties reached a tentative agreement.  But before the settlement agreement was finalized and executed, we filed for bankruptcy protection under Chapter 11.  The settlement amount was confidential but immaterial to our business.  Oxygen has filed a claim in our Chapter 11 proceedings for $20.0 million which we have disputed as unliquidated.  Management does not believe this claim will result in a material adverse effect to our business or operations, financial position or results of operations.

On February 19, 2003, Edward Steele filed a class action claim against our directors Jerry R. Welch, Fred Kayne and Richard Kayne in United States District Court for the Eastern District of Pennsylvania claiming violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder based on alleged misrepresentations made by the defendants.  Mr. Steele has filed a proof of claim on behalf of himself and others for $50.0 million in our bankruptcy case.  On April 3, 2003, another case was filed in the same court, making the same claims against the same defendants.  The two cases have been consolidated.  We have not been named as a defendant nor has there been any claim made for indemnity though the defendants did file proofs of claim on our indemnification obligations set forth in our articles and bylaws.   Our directors and officers insurance carrier has acknowledged coverage with a reservation of claims, counsel has been retained and an amended consolidated complaint is currently required to be filed by July 14, 2003.  Management currently does not believe this claim will result in a material adverse effect to our business or operations, financial position or results of operations, however, the amended complaint may raise new issues that could have such an effect or management’s initial evaluation may prove inaccurate.

During our Chapter 11 proceedings most litigation against us was stayed other than proceedings before the Bankruptcy Court.  Absent further order of the Bankruptcy Court, substantially all of our pre-petition liabilities are subject to settlement under our plan of reorganization.  In addition to the matters outlined, there are numerous other matters filed with the Bankruptcy Court in our reorganization proceedings by creditors, landlords or other third parties related to our business operations or the conduct of our reorganization activities.  Management currently believes none of these matters will have a material adverse effect on our financial position or results of operations, however, management’s initial evaluation may prove inaccurate.

NOTE 14:  Subsequent Events

We have sold an additional 1,600 shares of our Class I Convertible Preferred Stock to four investors for gross proceeds of $1.6 million since our emergence from bankruptcy.  These shares are convertible at the option of the holder into an aggregate of 1,066,667 shares of our common stock.  We will record an additional $1.6 million beneficial conversion feature charge in the second quarter of Fiscal 2003.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements in this Quarterly Report are intended to be subject to the safe harbor protection provided by Sections 27A and 21E. These forward-looking statements are based on our current expectations, assumptions, estimates and projections about our company and our industry.  When used in this report, the words “believes,” “anticipates,” “intends,” “expects” and similar expressions are intended to identify such forward-looking statements with respect to our financial condition, results of operations and business.  You will find these forward-looking statements at various places throughout this report and the documents incorporated by reference, including amendments.  These forward-looking statements involve risks, uncertainties and assumptions.  Actual results may differ materially from those expressed in these forward-looking statements. You are cautioned not to unduly rely on any forward-looking statements. We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after that date.  Further information on potential factors that could materially affect our financial condition is included elsewhere in our Annual Report on Form 10-K under the heading “Risks” and in our filings with the Securities and Exchange Commission.

Overview

Part I, Item 2 of this report should be read in conjunction with Part II, Item 7 of our Annual Report on Form 10-K for the year ended February 1, 2003. The information contained herein is not a comprehensive discussion and analysis of our financial condition and results of operations, but rather updates disclosures made in the earlier filing.

FAO, Inc. (formerly known as The Right Start, Inc., and referred to herein as “FAO,” “we,” “us,” “our,” the “Company” and similar designations) operates 142 go forward retail stores (89 Zany Brainy stores, 38 Right Start stores, and 15 FAO Schwarz stores) in 29 states throughout the United States as of June 16, 2003, as well as 14 additional stores that we closed or are closing but operated during the quarter.  We operated 256 retail stores as of May 4, 2002.  The stores’ product mix includes a wide variety of items to meet the needs of infants, small children and their care givers and children through age 12 presented in three distinct formats identified by the brands FAO Schwarz, The Right Start and Zany Brainy.

On January 13, 2003 (the “Petition Date”), we, together with our significant subsidiaries, filed for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware in case number 03-10119(LK).   During the pendency of the Chapter 11 cases, we and our subsidiaries continued to operate our businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.  Our First Amended Disclosure Statement with Respect to First Amended Joint Plan of Reorganization of FAO, Inc. and its Debtor Subsidiaries was approved by the Bankruptcy Court on February 28, 2003.  Our First Amended Joint Plan of Reorganization of FAO, Inc. and its Debtor Subsidiaries (“Plan of Reorganization”) was confirmed by the Bankruptcy Court on April 4, 2003, and became effective when we emerged from bankruptcy on April 23, 2003 (the “Effective Date”).  In addition, we sold 30,000 shares of our Class I Convertible Preferred Stock, convertible at $1.50 per common share, for gross proceeds of $30.0 million and replaced our former revolving credit facility with the Loan Agreement which provides up to $77.0 million in aggregate borrowing capacity.

Effective on April 22, 2003, common shares of the Company were reverse split into one share for every 15 shares outstanding.  All share and per share amounts have been restated to reflect the reverse stock split.

Pursuant to our Plan of Reorganization, we:

•                  repaid our prior senior secured lenders the full amount of their claims;

•                  compromised $8.5 million in Equipment Notes and accrued interest in exchange for (i) new convertible Equipment Notes payable January 11, 2004 in the amount of $4.0 million (of which $313,874 was converted at $1.95 per common share into 160,959 shares of  common stock as of May 3, 2003 and $3.7 million are outstanding as of that date), provided certain payments to our pre-bankruptcy unsecured creditors have been made, (ii) 4,542 shares of our Class J Convertible Preferred Stock convertible into 2,329,025 shares of our common stock (converted to common stock in April and May 2003), (iii) warrants to purchase 66,667 shares of our common stock with an exercise price equal to $1.95 per share and (iv) repricing of previously issued warrants to purchase 43,333 shares of our common stock with an exercise price equal to $1.95 per share after the repricing;

•                  compromised approximately $17.4 million in old Subsidiary Subordinated Notes in exchange for (i) new Subsidiary Subordinated Notes in the aggregate principal amount of $9.9 million payable ratably in three annual installments in December 2006, 2007 and 2008, (ii) $0.5 million in cash payable on January 11, 2004 and (iii) 500 shares of our Class I Convertible Preferred Stock convertible into 333,333 shares of our common stock;

•                  retained a note secured by equipment in the aggregate outstanding principal amount of approximately $1.1 million;

•                  compromised smaller claims to a convenience amount of $100 or to the full amount of the claim, whichever is less; and

•                  compromised our remaining unsecured claims depending on the individual choices of our unsecured creditors to: (i) 38% of the allowed amount of the claim, payable as follows: 5% on the effective date of our Plan of Reorganization, 11% on December 22, 2003, 15% on December 22, 2004, and 7% on December 22, 2005; (ii) 21% of the allowed amount of the claim, payable as follows: 7% on the effective date of our Plan of Reorganization, and 14% on December 22, 2003; or (iii) 35% of the allowed amount of the claim with cash payments representing 28% payable as follows: 5% on the Effective Date, 8% on December 22, 2003, 9% on December 22, 2004, and 6% on December 22, 2005 and payment of equity for the remaining 7%.  The holders of unsecured claims received approximately 95,262 shares of our common stock. A portion of the cash payments due, in each case, in December 2003 may be deferred if we do not meet certain borrowing availability conditions in the Loan Agreement.

The following tables set forth the statement of operations data for the thirteen weeks ended May 3, 2003 and May 4, 2002:

	Thirteen Weeks Ended
(in 000’s)	May 3, 2003		May 4, 2002
Retail net sales	$69,804	95.9%	$84,903	96.6%
Direct-to-customer net sales	2,393	3.3%	2,448	2.8%
Shipping and handling revenues	619	0.8%	505	0.6%
Net Sales	72,816	100.0%	87,856	100.0%
Cost of goods sold	66,787	91.7%	51,871	59.0%
Cost of shipping and handling	727	1.0%	612	0.7%
Gross profit	5,302	7.3%	35,373	40.3%
Operating expense	19,601	26.9%	20,026	22.8%
Occupancy expense	16,177	22.2%	20,386	23.2%
Marketing and advertising expense	1,501	2.1%	1,815	2.1%
General and administrative expenses	4,645	6.4%	6,648	7.5%
Depreciation and amortization expense	2,504	3.4%	1,489	1.7%
Store closing costs	1,336	1.8%	—	0.0%
	45,764	62.8%	50,364	57.3%
Operating loss	(40,462)	(55.5)%	(14,991)	(17.0)%

Reorganization items, net	63,081	86.6%	—	0.0%
Interest expense, net	(5,761)	(7.9)%	(2,115)	(2.4)%
Income (loss) before income taxes	16,858	23.2%	(17,106)	(19.4)%
Income tax provision	51	0.1%	70	0.1%
Net income (loss)	$16,807	23.1%	$(17,176)	(19.5)%
# of stores open at end of period	156		256

Thirteen Weeks Ended May 3, 2003 Compared With May 4, 2002

Retail net sales.   Retail net sales for the thirteen week period ended May 3, 2003 decreased $15.1 million, or 17.8%, compared to the thirteen week period ended May 4, 2002.  Same store sales, defined as sales attributed to 141 of our 142 go forward stores that have been open for at least 14 full fiscal months, decreased 16.7% from $54.2 million to $45.2 million in the thirteen weeks ended May 3, 2003 compared to the thirteen weeks ended May 4, 2002.  Sales not attributable to same store sales amounted to $24.6 million in the thirteen weeks ended May 3, 2003 of which $0.9 million relates to a new store opened during the thirteen weeks ended May 4, 2002 and $23.7 million related to stores that have closed or are currently in the process of closing.  Management believes that same store sales were negatively impacted primarily by poor in-stock conditions due to significantly reduced inventory receipts during the bankruptcy along with some cannibalization of sales by our closing store liquidations and a generally sluggish retail environment.  The retail environment was further impacted by global political uncertainty, and adverse weather conditions, including severe winter weather in February and a delay in the onset of Spring weather in much of the United States compared to last year.  Conversely, during the bankruptcy, we took the opportunity to clear a substantial amount of discontinued merchandise in our go-forward stores that generated approximately 30% of total sales in the go forward stores, selling at discounts averaging 70% off retail price.  The clearance sales ended on April 30, 2003, however, same store sales in the go forward stores remain below average trends as compared to the thirteen weeks ended May 3, 2003.  We cannot assure you that our sales decreased solely due to lower in stock levels or that sales will increase as we improve our stock levels.  Other factors that may have caused reduced sales are customer perceptions of the quality of our services or goods as a result of our clearance and cost-cutting efforts and factors discussed in our Annual Report on Form 10-K.  We cannot assure you that these factors have been overcome.

Cost of goods sold.   Cost of goods sold consists primarily of the cost of products sold, inbound freight costs, inventory shrinkage costs, and costs related to the distribution and warehousing of our retail merchandise.  Retail gross margin decreased in the thirteen week period ended May 3, 2003 to 7.3% from

40.3% in the thirteen week period ended May 4, 2002.  The decrease is primarily attributable to the liquidation sales in the closing stores and the impact of the clearance sales in the go forward stores.  Gross margins in the closed and closing stores during the quarter were a negative 16%, as a result of writing down the remaining closing store inventories to net realizable value.  Go forward store gross margins since the end of the clearance sale have been averaging in the low to mid 40% range.

Operating expense.    Operating expense consists of store operational expenses, retail personnel costs and store pre-opening costs.  Operating expense was $19.6 million in the thirteen week period ended May 3, 2003 compared to $20.0 million for the thirteen week period ended May 4, 2002.  The decrease of $0.4 million was due primarily to lower operating expenses related to the 100 stores closed during the current period offset by additional costs associated with the liquidation of these closed stores incurred as a result of fees and expenses from the employment of a third party liquidation service.  Pre-opening costs were $0.1 million for the thirteen weeks ended May 4, 2002.  There were no pre-opening costs for the thirteen weeks ended May 3, 2003.  Go forward stores operating expense remained relatively flat at approximately $9.7 million for the thirteen week periods ended May 3, 2003 and May 4, 2002.  Operating expense as a percentage of sales was higher in the current period due to lower sales volume for the go forward stores.

Occupancy expense.    Occupancy expense consists primarily of rent, real estate taxes, common area maintenance and other miscellaneous expenses.  Occupancy expense was $16.2 million for the thirteen week period ended May 3, 2003, a decrease of $4.2 million compared to the thirteen week period ended May 4, 2002.  This decrease is primarily attributable to the 100 stores closed since the end of the first quarter of Fiscal 2002.  Occupancy expense on the comparable 141 go forward stores was down $0.4 million due to reduced rents resulting from negotiations during the bankruptcy.

Marketing and advertising expense.    Retail marketing and advertising expense generally consists of print advertising in national and regional publications, as well as promotional mailings to our customers.  Marketing and advertising expense remained consistent as a percentage of retail sales comparing the thirteen week periods ended May 3, 2003 and May 4, 2002.  Marketing and advertising expense for the current period consists of $0.5 million related to liquidation sale advertising for the closed stores and $1.0 million related to go forward stores clearance sale advertising during the bankruptcy and normal advertising promotions.

General and administrative expense.    General and administrative expense consists primarily of the costs related to management, financial, merchandising, inventory management, professional service fees and other administrative support.  General and administrative expense decreased $2.0 million, or 30.1%, to $4.6 million in the thirteen week period ended May 3, 2003 compared to $6.6 million in the thirteen week period ended May 4, 2002.  This change is primarily attributable to the consolidation of operations across all three brands in the fiscal year ended February 1, 2003 (“Fiscal 2002”) as well as administrative staff reductions which occurred in the last quarter of Fiscal 2002, which resulted in decreases of $0.9 million and $1.1 million, respectively.

Depreciation and amortization expense.    Depreciation and amortization expense during the thirteen week period ended May 3, 2003 was $2.5 million ($1.0 million on the go forward stores, $0.5 million on the corporate offices and warehouses and $1.0 million on the closed stores and closed warehouses), an increase of $1.0 million, compared to the thirteen week period ended May 4, 2002.  The increase is primarily attributable to the acceleration of depreciation due to store closures associated with the bankruptcy, the addition of Right Start shops within the Zany Brainy stores, the additional depreciation related to our new west coast distribution center and the conversion of Right Start and FAO Schwarz point-of-sale and merchandising systems.

Store closing costs.  Store closing costs consist primarily of costs associated with the retention of a third party liquidation service to manage the store closings.  For the thirteen week period ended May 3, 2003, store closing costs were $1.3 million.

Reorganization items, net.    Reorganization items, net of $63.1 million in the thirteen week period ended May 3, 2003 consist of the $66.3 million gain recorded in connection with the compromise of liabilities, a $2.9 million gain on the sale of certain leases offset partially by employee severance and professional fees.  These items were incurred as a result of the Chapter 11 proceedings.  See Note 4 in the footnotes to the Consolidated Financial Statements.

Interest expense, net.    Interest expense, net, increased $3.6 million to $5.8 million for the thirteen week period ended May 3, 2003 compared to $2.1 million for the thirteen week period ended May 4, 2002.  The increase is primarily due to the beneficial conversion feature of $4.0 million recorded in connection with the new convertible Equipment Notes offset partially by a decrease in interest expense related to the line of credit due to a slightly lower outstanding balance in the current period compared to the comparative prior year period.

Tax provision.  Provision for income taxes is related to certain minimum state income and franchise taxes for both of the thirteen week periods ended May 3, 2003 and May 4, 2002.

Liquidity and Capital Resources

We are primarily a toy retailer and expect to derive approximately 40% of our revenue during our fourth quarter.  Historically, we have incurred losses, though we expect to generate sufficient operating income in the fourth quarter to offset actual and expected operating losses from the first three quarters of the year ending January 1, 2004 (“Fiscal 2003”). We believe that our current cash on hand at June 12, 2003, cash flow from operations and anticipated availability from the $77.0 million Loan and Security Agreement (the “Loan Agreement”) with Fleet Retail Finance, Inc., as agent (the “Agent”) under which we are co-borrowers with our subsidiaries ZB Company, Inc. and FAO Schwarz, Inc. will allow us to maintain our operations and fund working capital and capital expenditures for the next 12 months. Our needs for additional funding will depend upon several factors, including, but not limited to, generating sufficient cash flow from operations, the expenses or income from incorporating the Saks Boutiques into our operations and our dependence on independent manufacturers and suppliers and their credit terms in order to maintain adequate inventory in-stock levels. If additional capital is required to grow our business or execute our business plan, we may seek to raise additional equity or incur additional debt. There can be no assurance given that adequate funds will be available to us on acceptable terms or at all.

The Loan Agreement matures April 22, 2006 and consists of (i) a standard revolving line of credit of up to $67.0 million under which borrowings bear interest, at our election, at an initial rate of 2.25% over the Agent’s calculated Eurodollar Rate or 0.25% over a base rate designated by Fleet National Bank (the "Bank") from time to time, and (ii) an additional special term subline of $10.0 million under which borrowings bear interest at a rate of 15.5% per annum for the first year and thereafter at a rate of 11.25% over the base rate designated by the Bank.  The Loan Agreement allows us to borrow 85% of credit card receivables, plus, (A) so long as the special term subline remains outstanding, up to 95% of the current appraised liquidation value of our eligible inventory from November 1 through August 14 and 102.5% of current appraised liquidation value of our eligible inventory from August 15 through October 31, and (B) when the special term subline is no longer in effect, 85% of the current appraised liquidation value of our eligible inventory, less reserves established by the Agent from time to time in its reasonable discretion for such items as a portion of outstanding gift certificates and merchandise credits, royalty obligations, two months rent on certain store leases which we have not received collateral access agreements which are acceptable to the landlord and the Agent and an availability block (initially set at $4.0 million which decreases between September 7, 2003 and September 30, 2003 to $1.5 million and between October 1, 2003 and October 31, 2003 to $0.5 million).  Eligible inventory consists of inventory in which the Agent has a prior, perfected security interest less certain ineligible items. The Loan Agreement contains one financial operating covenant. This covenant requires that we maintain minimum excess availability under the Loan Agreement of $5.0 million at all times. In order to meet this covenant, we are permitted to supplement our availability under the Loan Agreement through letters of credit.  In connection with the issuance of our Class I Convertible Preferred Stock, we have a commitment from certain of the purchasers to provide a letter of credit with a stated amount of up to $5.0 million beginning any time after June 1, 2003. The letter of credit, if issued, will expire no later than November 30, 2003, and is to expire undrawn by such expiration date, so long as we are not in default under the Loan Agreement or would not be in default under the Loan Agreement once the letter of credit is returned.  If the letter of credit is issued we are required to issue to the providers five-year warrants with an exercise price of $1.50 per share in an amount equal to 3% of our fully-diluted equity as of April 23, 2003 (or, if the stated amount of the letter of credit is less than $5.0 million, a pro rata portion of such 3%), and, if the letter of credit is drawn, we are required to issue to the providers one-year notes in an aggregate principal amount equal to the stated amount of the letter of credit secured by our equipment and bearing interest at a rate of 10% per annum, and if such notes have not been repaid by November 30, 2003, we are further required to issue to the providers five-year warrants with an exercise price of $1.50 per share in an amount equal to 4% of our fully diluted equity as of April 23, 2003 (or, if the stated amount of the letter of credit is less than $5.0 million, a pro rata portion of such 4%).  The Loan Agreement also contains a default clause triggered by a material adverse change.

The amount available to us under our borrowing formula fluctuates primarily with our level of inventory and the level of credit provided by our suppliers.  Additionally, availability is significantly affected by periodic changes in the advance rates against our eligible inventory, which fluctuate from month to month (from a low of approximately 68% to a high of approximately 90%) and are subject to adjustment by the Agent based on third party appraisals of the liquidation value of our inventory.  These appraisals are typically performed at least quarterly at the request of the Agent and attempt to reflect the net cash that could be realized by selling our inventory in a “going out of business” sale. The time of year that such a sale is assumed to take place is significant to the valuation and consequently the resulting monthly advance rates can fluctuate substantially. For example, advance rates typically are lowest in the first half of the year and begin to rise as the holiday season approaches. This increase in advance rates provides more availability as we begin to build our inventory levels to meet holiday season demand.  As of June 16, 2003, the availability under the Loan Agreement was approximately $8.5 million, $3.5 million above the $5.0 million minimum excess availability covenant. Management expects that the Company will continue to have sufficient availability throughout the year based on its business plan and the borrowing formula under the Loan Agreement.

In connection with our emergence from bankruptcy, we sold 30,000 shares of our Class I Convertible Preferred Stock, convertible at $1.50 per common share, for gross proceeds of $30.0 million as of the Effective Date, and an additional 1,600 shares for $1.6 million in gross proceeds since the Effective Date, and replaced our former revolving credit facility with the Loan Agreement which provides up to $77.0 million in aggregate borrowing capacity.

For the first thirteen weeks of Fiscal 2003,  $0.9 million in cash was provided by our operating activities compared to $22.3 million used in operating activities for the same thirteen week period of Fiscal 2002.  Cash provided by operating activities in the first three months of Fiscal 2003 was primarily from the liquidation and clearance of inventory offset by bankruptcy related expenses.

Cash provided by investing activities for the first thirteen weeks of Fiscal 2003 was $0.2 million, resulting from the sale of closing stores’ property, fixtures and equipment.  Cash used in investing activities for the first thirteen weeks of Fiscal 2002 of $1.7 million was primarily related to the conversion of Right Start and FAO Schwarz point-of-sale and merchandising systems, completing the construction of the Farmer’s Market FAO Schwarz store in Los Angeles and costs associated with the FAO Schwarz and Zany Brainy acquisitions.

Cash used in financing activities for the first thirteen weeks of Fiscal 2003 was $24.6 million.  The primary use of funds in financing activities for the Fiscal 2003 period was the payoff of the prior credit facility with the proceeds from issuance of Class I Preferred Stock, from the Loan Agreement upon emergence from bankruptcy and from cash accumulating in the cash collateral account during our bankruptcy.  In Fiscal 2003, we paid $1.5 million in financing costs for the Loan Agreement.  Cash provided by financing activities for the first thirteen weeks of Fiscal 2002 was $23.8 million.  The primary source of funds from financing activities for the Fiscal 2002 period were borrowings of $27.6 million under our former credit facility.  The net proceeds from certain Fiscal 2002 financing activities were primarily used to fund our operations, complete the integration of our FAO, Right Start and Zany Brainy operations, pay $5.0 million in post-closing obligations in connection with the Zany Brainy Acquisition and satisfy the redemption of $3.0 million of our Series A Mandatorily Redeemable Preferred Stock.

Pursuant to our Plan of Reorganization we paid and must pay the following amounts:

(i)                                     An estimated $17.4 million to holders of unsecured claims; $4.4 million on the Effective Date, approximately $10.0 million on December 22, 2003, approximately $2.0 million on December 22, 2004 and approximately $1.0 million on December 22, 2005.  In the event excess availability under the Loan Agreement on December 18, 2003 is less than $37.0 million then the December 2003 payment obligation will be deferred until December 22, 2004 pro rata, by the amount by which excess availability is less than $37.0 million; provided, however, in no event may the December 2003 payment to holders of unsecured claims be less than $1 million.  In the event that excess availability under the Loan Agreement on December 18, 2004 is less than $40.0 million, then any deferred December 2003 payments to holders of unsecured claims will be deferred until December 22, 2005 pro rata, by the amount by which the excess availability is less than $40.0 million; provided, however, in no event may the December 2004 payment to holders of unsecured claims be less than (i) the amounts due to unsecured creditors on December 22, 2004, plus (ii) $1.0 million of the deferred December 2003 payments.  Any payments deferred until December 22, 2005 shall be due and payable no later than December 22, 2005 irrespective of excess availability under the Loan Agreement.  The deferrals will be applicable if, and only if, excess availability under the Loan Agreement on December 18, 2003 is less than $37.0 million.

(ii)                                  $3.7 million or the outstanding principal amount in payment of the new Equipment Notes on the later of (a) January 11, 2004 or (b) the first business day following payment of all undisputed amounts due by the terms of our Plan of Reorganization to holders of unsecured claims through and including December 22, 2003 provided such payments have not been deferred.

(iii)                               $0.5 million on January 11, 2004 and $3.3 million on each of December 31, 2006, 2007 and 2008 plus interest at a rate of 6% per annum through and including January 11, 2005, at which time the first interest payment shall be made in cash with payments made quarterly thereafter, to the holders of the new Subsidiary Subordinated Notes provided we are current with our payments to holders of the new convertible Equipment Notes and unsecured claims and such payments have not been deferred.

We are in the process of completing the opening of Right Start stores within the four walls of our existing Zany Brainy stores (“RS Shops”).  We expect to open an additional 26 RS Shops by the second quarter of Fiscal 2003 and have opened 59 as of February 1, 2003. The capital outlay for a typical RS Shop averages approximately $25,000.  All 85 of the stores containing RS Shops will have new exterior signage and the typical capital outlay will be approximately $10,000 per store.  In addition to the RS Shops, on April 23, 2003, we entered into a Departmental License Agreement with Saks Department Store Group (consisting of Bergner’s, Boston Store, Carson Pirie Scott, Herberger’s, McRae’s, Parisian, Proffitt’s and Younkers)(“Saks Boutiques”) setting forth the terms of operation of 15 test departments in nine stores.   Under the terms of the Departmental License Agreement, we will pay a license fee of the greater of 12% of net sales from the department or $35 per square foot per annum of licensed space plus our share of certain operational, advertising and customer relations program costs.  The capital outlay for a typical Saks Boutique averages approximately $30,000 per test department.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. These generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period.

Our significant accounting policies were described in Note 1 of “Notes to Consolidated Financial Statements” contained in the Annual Report on Form 10-K as filed for the fiscal year ended February 1, 2003.  We believe that the following discussion addresses our critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  If actual results were to differ significantly from estimates made, the reported results could be materially affected.  We are not, however, currently aware of any reasonably likely events or circumstances that would be reasonably likely to result in materially different results.

We believe that the following represents the areas where the most critical estimates and assumptions are used in the preparation of the financial statements.

Merchandise inventories: Merchandise inventories consist of finished goods purchased for resale and are stated at the lower of cost or market value. Cost is determined on a weighted average basis. A periodic review of inventory levels and inventory turns is performed in order to determine if inventory is properly positioned at the lower of cost or market.  Factors relating to current inventories such as future customer demand, current analysis of merchandise based on receipt date and current and anticipated retail markdowns are analyzed to determine estimated net realizable values.  Criteria we used to quantify aging trends include merchandise received within the past 12 months, merchandise received more than 6 months before with quantities on-hand in excess of 26 weeks of sales and merchandise selling below cost.  A provision is recorded to reduce the cost of inventories to the estimated net realizable values, if required.  Inventories as of May 3, 2003 and February 1, 2003 totaled $57.8 million and $103.1 million, respectively, representing 54.2% and 58.7% of total assets, respectively.  Given the significance of inventories to our consolidated financial statements, the determination of net realizable values is considered to be a critical accounting estimate.  Any significant unanticipated changes in the factors noted above could have a significant impact on the value of our inventories and our reported operating results.

Long-lived assets: We periodically evaluate whether events and circumstances have occurred that indicate the remaining estimated useful lives of long-lived assets may warrant revision or that the remaining balance may not be recoverable. These long-lived assets are recorded at cost and are amortized using the straight-line method, which deducts equal amounts of costs over the lesser of the applicable store lease term or the estimated useful life of the asset.  Net property, fixtures and equipment as of May 3, 2003 and February 1, 2003 totaled $23.7 million and $26.4 million, respectively, representing 22.2% and 15.0% of total assets, respectively.  When factors indicate that an asset should be evaluated for possible impairment, we use an estimate of the asset’s undiscounted net cash flows over its remaining life in measuring whether the asset is recoverable.  If economic conditions are substantially different from our expectations, the carrying value of our long-lived assets may become impaired.  In the thirteen weeks ended May 3, 2003, we did not record any write-downs of long-lived assets, compared to $7.1 million recorded in Fiscal 2002.

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

Seasonality

Operating results for our first quarter are generally not indicative of the results that may be expected for Fiscal 2003 because, in addition to the effects of our bankruptcy, we are primarily a toy retailer and anticipate we will derive approximately 40% of our revenue from, and achieve any of our annual profitability in, our fourth quarter.

New Accounting Requirements

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” which amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation.  In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements.  Certain of the disclosure modifications are required for fiscal years ending after December 31, 2002 and are included in the notes to our consolidated financial statements.

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

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. We do not expect the adoption of SFAS No. 149 to have a material effect on our financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”.  SFAS No. 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those financial instruments were classified as equity.  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We do not expect the adoption of SFAS No. 150 to have a material effect on our financial position or results of operations.

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

Part I, Item 3 of this report should be read in conjunction with Part II, Item 7A of our Annual Report on Form 10-K for the year ended February 1, 2003.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” above for a discussion of our debt obligations, the interest rates of which are linked to the Agent’s Eurodollar Rate or Base Rate.  For every $1 million in debt outstanding under the Loan Agreement, an increase of 0.25% in our interest rate would cost us an additional $2,500 of interest expense per year.  We have not entered into any derivative financial instruments to manage interest rate risk, currency risk or for speculative purposes and we are currently not evaluating the future use of these instruments.

ITEM 4.                                                     CONTROLS AND PROCEDURES

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our reports, pursuant to the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding the required disclosures.  In designing and evaluating the disclosure controls and procedures, management has recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures.

Our Chief Executive Officer and Senior Vice President Finance (our principal executive officer and principal accounting officer, respectively) have evaluated the effectiveness of our “disclosure controls and procedures” within 90 days of the filing date of this Quarterly Report on Form 10-Q.  Based on their evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.  There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date the controls were evaluated.

PART II – OTHER INFORMATION

Item 1.             Legal Proceedings

We are a party to various legal actions arising in the ordinary course of business.  Management currently believes none of these matters will have a material adverse effect on our financial position or results of operations, however, management’s initial evaluation may prove inaccurate.

Prior to our bankruptcy filing we negotiated a settlement of a suit with Oxygen Media, LLC (“Oxygen”) regarding a disputed term sheet in which Oxygen alleged we and our former subsidiary, RightStart.com, owed Oxygen for advertising services.  The parties each had alleged fraud was committed by the other party as well as various contract claims and defenses.  By October 2002, most of the discovery had been completed and the parties reached a tentative agreement.  But before the settlement agreement was finalized and executed, we filed for bankruptcy protection under Chapter 11.  The settlement amount was confidential but immaterial to our business.  Oxygen has filed a claim in our Chapter 11 proceedings for $20.0 million which we have disputed as unliquidated.  Management does not believe this claim will result in a material adverse effect to our business or operations, financial position or results of operations.

On February 19, 2003, Edward Steele filed a class action claim against our directors Jerry R. Welch, Fred Kayne and Richard Kayne in United States District Court for the Eastern District of Pennsylvania claiming violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder based on alleged misrepresentations made by the defendants.    Mr. Steele has filed a proof of claim on behalf of himself and others for $50.0 million in our bankruptcy case.  On April 3, 2003, another case was filed in the same court, making the same claims against the same defendants.  The two cases have been consolidated.  We have not been named as a defendant nor has there been any claim made for indemnity though the defendants did file proofs of claim on our indemnification obligations set forth in our articles and bylaws.   Our directors and officers insurance carrier has acknowledged coverage with a reservation of claims, counsel has been retained and an amended consolidated complaint is currently required to be filed by July 14, 2003.  Management currently does not believe this claim will result in a material adverse effect to our business or operations, financial position or results of operations, however, the amended complaint may raise new issues that could have such an effect or management’s initial evaluation may prove inaccurate.

During our Chapter 11 proceedings most litigation against us was stayed other than proceedings before the Bankruptcy Court.  Absent further order of the Bankruptcy Court, substantially all of our pre-petition liabilities are subject to settlement under our plan of reorganization.  In addition to the matters outlined, there are numerous other matters filed with the Bankruptcy Court in our reorganization proceedings by creditors, landlords or other third parties related to our business operations or the conduct of our reorganization activities.  Management currently believes none of these matters will have a material adverse effect on our financial position or results of operations, however, management’s initial evaluation may prove inaccurate.

Item 2.             Changes in Securities and Use of Proceeds

In connection with our emergence from bankruptcy, we sold 30,000 shares of our Class I Convertible Preferred Stock, convertible at $1.50 per common share, for gross proceeds of $30.0 million as of the Effective Date, and an additional 1,600 shares for $1.6 million in gross proceeds since the Effective Date, and replaced our former revolving credit facility with the Loan Agreement which provides up to $77.0 million in aggregate borrowing capacity.

Except for 500 shares, our Class I Convertible Preferred Stock was sold under Section 4(2) of the Securities Act of 1933.  The proceeds of this issuance were used to fund our emergence from bankruptcy.  Five hundred shares of the Class I Convertible Preferred Stock, convertible into 333,333 shares of our common stock, were issued on the Effective Date in compromise of claims pursuant to Section 1145(a) of the Bankruptcy Code.  Holders of 20,166,667 shares of common stock to be issued on conversion of the Class I Convertible Preferred Stock and certain holders of common stock issued prior to our bankruptcy filing who had registration rights prior to such filing, have registration rights with respect to such common stock.  The Class I Convertible Preferred Stock is senior on liquidation, dissolution or winding up and in the payment of dividends to our common stock.  Holders of the Class I Convertible Preferred Stock vote with the common on an as converted basis.  In addition, holders of the Class I Convertible Preferred Stock have the right to elect a majority of our directors in the event of material breach of the terms of the Class I Convertible Preferred Stock Certificate of Designation.

The Class J Convertible Preferred Stock issued in compromise of claims through our bankruptcy and since converted into 2,329,023 shares of our common stock was issued pursuant to Section 4(2) of the Securities Act of 1933 or Section 445(a) of the Bankruptcy Code and converted pursuant to Section 3(a)(9) of the Securities Act of 1933 of Section 1145(a) of the Bankruptcy Code.

The warrants to purchase 110,000 shares of our common stock issued in compromise of claims through bankruptcy were issued pursuant to Section 4(2) of the Securities Act of 1933 or Section 1145(a) of the Bankruptcy Code.

A portion of the new Equipment Notes was converted into 160,961 shares of our common stock pursuant to Section 3(a)(9) of the Securities Act of 1933 or 1145(a) of the Bankruptcy Code.

Item 6.             Exhibits and Reports on Form 8-K

(a) Listing of Exhibits

INDEX TO EXHIBITS

Exhibit Number	Description
99.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certificate of Senior Vice President-Finance pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)               Reports on Form 8-K

The following reports on Form 8-K were filed during the thirteen weeks ended May 3, 2003.

Date Filed Report	Items Reported
February 4	Bankruptcy Filings – Item 5
February 14	Bankruptcy Filings – Item 5
March 11	Bankruptcy Filings – Item 5
April 21	Bankruptcy Confirmation Order – Item 3
April 30	Nasdaq Continued Listing Information – Item 5

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.

FAO, INC.

Date: June 16, 2003	/s/ Jerry R. Welch
Jerry R. Welch Chief Executive Officer and President

Date: June 16, 2003	/s/ Jerome A. Kollar
Jerome A. Kollar Senior Vice President-Finance

Sarbanes-Oxley Section 302(a) Certification

I, Jerry R. Welch, certify that:

1.               I have reviewed this quarterly report on Form 10-Q of FAO, Inc. (the “Registrant”);

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

b)             evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors:

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.               The Registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 16, 2003	/s/ Jerry R. Welch
Jerry R. Welch Chief Executive Officer and President

Sarbanes-Oxley Section 302(a) Certification

I, Jerome A. Kollar, certify that:

1.               I have reviewed this quarterly report on Form 10-Q of FAO, Inc. (the “Registrant”);

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

b)             evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors:

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.               The Registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 16, 2003	/s/ Jerome A. Kollar
Jerome A. Kollar Senior Vice President-Finance (Principal Accounting Officer)