Form 10-Q
period 2003-08-02
FAO INC
filed 2003-09-16
CIK 878720

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

Form 10-Q

(Mark one)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 2, 2003

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

Yes  ☒       No  ☐

As of September 12, 2003, there were 5,152,775 shares of FAO, Inc. common stock outstanding.  Additionally, there were 32,350 shares of FAO, Inc. convertible preferred stock outstanding that are convertible at any time into 21,566,666 shares of common stock.

FAO, INC.

INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION

FAO, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in 000’s, except for share and per share data)

	August 2, 2003	February 1, 2003

ASSETS
Current assets:
Cash and cash equivalents	$265	$26,107
Accounts and other receivables, net	4,155	7,055
Merchandise inventories	58,213	103,125
Other current assets	6,700	5,736

Total current assets	69,333	142,023

Noncurrent assets:
Property, fixtures and equipment, net	22,609	26,356
Goodwill	4,578	4,578
Other noncurrent assets	5,559	2,812

Total noncurrent assets	32,746	33,746

	$102,079	$175,769

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$13,528	$1,393
Plan of reorganization obligations	9,362	—
Accrued expenses	9,527	13,207
Accrued salaries and wages	4,079	5,074
Revolving line of credit	19,224	70,496
Current portion of Purchase Money Notes	761	—
Equipment Notes	4,186	—

Total current liabilities	60,667	90,170

Term Loan	10,000	—
Deferred rent	2,406	3,394
Long term portion of plan of reorganization obligations	2,861	—
Long term portion of Purchase Money Notes	64	—
Subsidiary Subordinated Notes	9,900	—

Total liabilities not subject to compromise	85,898	93,564

Liabilities subject to compromise	—	108,139

Commitments and contingencies

Stockholders’ equity (deficit):
Class I Convertible Preferred Stock (50,000 shares authorized at $0.001 par value; 32,350 issued and outstanding as of August 2, 2003)	—	—
Common stock (75,000,000 shares authorized at $0.001 par value; 5,152,786 and 2,567,563 issued and outstanding, respectively)	5	3
Additional paid in capital	238,973	158,495
Accumulated deficit	(222,797)	(184,432)
Total stockholders’ equity (deficit)	16,181	(25,934)

	$102,079	$175,769

See accompanying notes to consolidated financial statements

FAO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in 000’s, except for share and per share data)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2, 2003	August 3, 2002	August 2, 2003	August 3, 2002
Net sales:
Retail	$44,714	$87,808	$114,518	$172,711
Direct to customer	1,221	1,628	3,614	4,076
Shipping and handling revenues	377	564	996	1,069
	46,312	90,000	119,128	177,856

Costs and expenses:
Cost of goods sold, including distribution costs	27,471	53,851	94,258	105,722
Cost of shipping and handling	345	697	1,071	1,310

Gross profit	18,496	35,452	23,799	70,824

Selling, general and administrative expenses:
Operating expense	13,738	21,025	33,339	41,051
Occupancy expense	12,468	20,581	28,646	40,967
Marketing and advertising expense	1,679	2,065	3,180	3,880
General and administrative expense	4,524	6,109	9,169	12,756
Depreciation and amortization expense	1,988	1,536	4,492	3,025
Store closing costs	371	—	1,707	—
	34,768	51,316	80,533	101,679
Operating loss	(16,272)	(15,864)	(56,734)	(30,855)

Reorganization items, net	(1,101)	—	61,980	—
Interest expense, net	(1,438)	(2,272)	(7,199)	(4,387)

Loss before income taxes	(18,811)	(18,136)	(1,953)	(35,242)
Income tax provision	34	29	85	99

Net loss	$(18,845)	$(18,165)	$(2,038)	$(35,341)

Basic and diluted loss per share:
Net loss per share	$(4.05)	$(8.01)	$(9.70)	$(19.53)

Weighted average number of common shares outstanding	5,152,064	2,269,038	3,954,912	1,814,142

See accompanying notes to consolidated financial statements

FAO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in 000’s)

	Twenty-Six Weeks Ended
	August 2, 2003	August 3, 2002

Cash flows from operating activities:
Net loss	$(2,038)	$(35,341)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,492	3,025
Deferred rent	163	932
Amortization of debt issuance costs	211	221
Non-cash interest	4,712	134
Gain on discharge of liabilities	(65,283)	—
Change in assets and liabilities affecting operations	38,291	(256)

Net cash used in operating activities	(19,452)	(31,285)

Cash flows from investing activities:
Additions to property, fixtures and equipment	(1,223)	(2,532)
Proceeds from fixture sales	503	—
Purchase price adjustments	—	(1,117)

Net cash used in investing activities	(720)	(3,649)

Cash flows from financing activities:
Net borrowings (payments) on revolving line of credit	(41,272)	21,395
Increase (decrease) in bank overdraft	6,797	(3,015)
Payments on notes payable, Acquisition Obligations and Purchase Money Notes	(666)	(5,503)
Redemption of Mandatorily Redeemable Preferred Stock	—	(3,000)
Net proceeds from sale of common stock	—	26,189
Net proceeds from issuance of Preferred Stock	31,070	—
Payments of financing costs	(1,599)	(458)
Proceeds from exercise of stock options and warrants	—	329

Net cash (used in) provided by financing activities	(5,670)	35,937

Net (decrease) increase in cash and cash equivalents	(25,842)	1,003
Cash and cash equivalents at beginning of period	26,107	2,811

Cash and cash equivalents at end of period	$265	$3,814

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

Certain prior year balances in the consolidated financial statements have been reclassified to conform with the current year presentation.

NOTE 2:  Proceedings Under Chapter 11 of the Bankruptcy Code

Chapter 11 Reorganization

On January 13, 2003, we, together with our significant subsidiaries (collectively, the “Filing Entities”), filed for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware in case number 03-10119(LK).  During the pendency of the Chapter 11 cases, the Filing Entities continued to operate as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.  Our First Amended Disclosure Statement with Respect to First Amended Joint Plan of Reorganization of FAO, Inc. and its Debtor Subsidiaries was approved by the Bankruptcy Court on February 28, 2003.  Our First Amended Joint Plan of Reorganization of FAO, Inc. and its Debtor Subsidiaries (“Plan of Reorganization”) was confirmed by the Bankruptcy Court on April 4, 2003, and became effective when we emerged from bankruptcy on April 23, 2003 (the “Effective Date”).  We decided to seek bankruptcy reorganization based upon a rapid decline in our liquidity resulting from reduced sales related to the events of September 11, 2001, a weak economic environment, a soft retail market, reduced travel and tourism, and restrained consumer spending at a time when we were continuing to integrate our FAO Schwarz®, Right Start® and Zany Brainy® operations, together with erosion of vendor credit support and a more restrictive advance rate covenant imposed by our prior senior secured lenders.  In particular, certain of our store locations did not perform to expectations, affecting our overall operations.  We utilized Chapter 11 to close most of the 111 stores we have closed, or approximately 43% of our previously operated store base (four other stores were also closed during the prior year unrelated to the Chapter 11 filing), reject or amend contracts and leases we felt were not economically favorable, auction and sell certain real property leases yielding proceeds of approximately $3.3 million and reach compromise on our outstanding indebtedness.  In addition, we sold 30,000 shares of our Class I Convertible Preferred Stock, convertible at $1.50 per common share, for gross proceeds of $30.0 million as of the Effective Date, and an additional 1,850 shares for $1.85 million gross proceeds since the Effective Date and replaced our former revolving credit facility with an asset based revolving $77.0 million Loan and Security Agreement (the “Loan Agreement”) with Fleet Retail Finance Inc., as agent (the “Agent”), under which we are co-borrowers with our subsidiaries ZB Company, Inc. and FAO Schwarz, Inc.

Pursuant to our Plan of Reorganization, we:

•             repaid the full amount of our prior senior secured lenders' claims;

•             compromised $8.5 million in Equipment Notes and accrued interest in exchange for (i) new convertible Equipment Notes payable January 11, 2004 in the aggregate principal amount of $4.0 million (of which $314,000 was converted to 314 shares of our Class J Convertible Preferred Stock, subsequently converted at $1.95 per common share into 160,959 shares of common stock in April and May of 2003 and $3.7 million remained outstanding as of August 2, 2003), provided certain payments to our pre-bankruptcy unsecured creditors have been made, (ii) 4,542 shares of our Class J Convertible Preferred Stock convertible into 2,329,025 shares of our common stock (converted into common stock in April and May 2003), (iii) warrants to purchase 66,667 shares of our common stock with an exercise price equal to $1.95 per share and (iv) repricing of previously issued warrants to purchase 43,333 shares of our common stock with an exercise price equal to $1.95 per share after the repricing;

•             compromised approximately $17.4 million in old Subsidiary Subordinated Notes in exchange for (i) new Subsidiary Subordinated Notes in the aggregate principal amount of $9.9 million payable ratably in three annual installments in December 2006, 2007 and 2008, (ii) $500,000 in cash payable on January 11, 2004 and (iii) 500 shares of our Class I Convertible Preferred Stock convertible into 333,333 shares of our common stock;

•             retained a note secured by equipment in the aggregate outstanding principal amount of approximately $1.1 million;

•             compromised smaller claims to a convenience amount of $100 or to the full amount of the claim, whichever is less; and

•             compromised our remaining unsecured claims depending on the individual choices of our unsecured creditors to: (i) 38% of the allowed amount of the claim, payable as follows: 5% on the Effective Date, 11% on December 22, 2003, 15% on December 22, 2004, and 7% on December 22, 2005; (ii) 21% of the allowed amount of the claim, payable as follows: 7% on the Effective Date, and 14% on December 22, 2003; or (iii) 35% of the allowed amount of the claim with cash payments representing 28% payable as follows: 5% on the Effective Date, 8% on December 22, 2003, 9% on December 22, 2004, and 6% on December 22, 2005 and payment of equity for the remaining 7%. A portion of the cash payments due in December 2003 may be deferred if we do not meet certain borrowing availability conditions as calculated under our Loan Agreement.

Pursuant to our Plan of Reorganization we paid and must pay the following amounts:

(i)                                     An estimated $16.8 million to holders of unsecured claims; $4.4 million on the Effective Date, approximately $9.4 million on December 22, 2003, approximately $2.0 million on December 22, 2004 and approximately $1.0 million on December 22, 2005.  In the event excess availability under the Loan Agreement on December 18, 2003 is less than $37.0 million then the December 2003 payment obligation will be deferred until December 22, 2004 pro rata, by the amount by which excess availability is less than $37.0 million; provided, however, in no event may the December 2003 payment to holders of unsecured claims be less than $1.0 million.  In the event that excess availability under the Loan Agreement on December 18, 2004 is less than $40.0 million, then any deferred December 2003 payments to holders of unsecured claims will be deferred until December 22, 2005 pro rata, by the amount by which the excess availability is less than $40.0 million; provided, however, in no event may the December 2004 payment to holders of unsecured claims be less than (i) the amounts due to unsecured creditors on December 22, 2004, plus (ii) $1.0 million of the deferred December 2003 payments.  Any payments deferred until December 22, 2005 shall be due and payable no later than December 22, 2005 irrespective of excess availability under the Loan Agreement.  The deferrals will be applicable if, and only if, excess availability under the Loan Agreement on December 18, 2003 is less than $37.0 million.

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

(iii)                               $500,000 on January 11, 2004 and $3.3 million on each of December 31, 2006, 2007 and 2008 plus interest at a rate of 6% per annum through and including January 11, 2005, at which time the first interest payment shall be made in cash with payments made quarterly thereafter, to the holders of the new Subsidiary Subordinated Notes provided we are current with our payments to holders of the new convertible Equipment Notes and unsecured claims and such payments have not been deferred.  $4.0 million of such amounts will be forgiven if we obtain the release of the holders of such notes from a guarantee on the lease for one of our FAO Schwarz stores.

Claims Resolution

Pursuant to the bankruptcy process, our claims agent received approximately 1,700 timely-filed proofs of claim totaling approximately $450.0 million in the aggregate, exclusive of approximately 120 proofs of claim filed by governmental agencies totaling approximately $4.0 million in the aggregate.  The bar date (the final date for which claims could be filed timely) was March 31, 2003 for most claimants.  For governmental agencies the bar date was July 13, 2003.  For holders of canceled executory contracts and real property leases the bar date was 60 days from the date their contract or lease was rejected.

As is typical in reorganization cases, there are significant differences between amounts scheduled by us and claims filed by creditors; these differences are being investigated and resolved in connection with the claims resolution process.  The aggregate amount of claims filed with the Bankruptcy Court far exceeds our estimate of ultimate liability.  We believe that many of these claims are duplicative, based upon contingencies that have not occurred, or otherwise are overstated, and are therefore invalid.  As of September 12, 2003, we have filed one claims objection totaling approximately $6.0 million and have identified approximately $365.0 million of what we believe to be duplicative or otherwise invalid claims.  We intend to include these in a claims objection to be filed with the Bankruptcy Court.  Additionally, approximately $13.0 million in claims have been settled and initial payments on these claims have been made pursuant to the Plan of Reorganization.  In light of the number of claims asserted against the Filing Entities, the claims resolution process is ongoing and may take considerable time to complete.  A number of significant claims remain to be resolved.  Accordingly, the ultimate number of and amount of allowed claims is not presently known.

NOTE 3:  Description of Business and Significant Accounting Policies

We are a specialty retailer of high quality developmental, educational and care products for infants and children and high quality toys, games, books and multimedia products for children up to age 12 conducted through the FAO Schwarz®, Right Start® and Zany Brainy® brands.  Our business expanded in the last two fiscal years to include educational products, toys, games, books and multimedia products for children up to age 12 through the purchase of substantially all of the assets of Zany Brainy, Inc. and certain assets of upscale toy seller F.A.O. Schwarz (now known as KBB Retail Assets Corp.).  Results for the twenty-six week period ended August 2, 2003 are not indicative of annual results in part because the first thirteen weeks of the year ending January 31, 2004 (“Fiscal 2003”) reflect operations while we were in bankruptcy that include store closings and inventory liquidation, the costs and expenses associated with our bankruptcy case as well as the one-time gains that occurred in connection with our emergence from bankruptcy while the second quarter reflects operations while we were working to rebuild inventories after emerging from bankruptcy.

On February 21, 2003, we executed a letter of intent with Saks Incorporated with respect to the placement of licensed departments in department stores comprising the Saks Department Store Group (consisting of Bergner’s, Boston Store, Carson Pirie Scott, Herberger’s, McRae’s, Parisian, Proffitt’s and Younkers) (“Saks Boutiques”).  On April 23, 2003, we entered into a Departmental License Agreement documenting the first portion of the letter of intent and setting forth the terms of operation of test departments in selected Saks Department Store Group stores.  As of September 3, 2003, we have opened 16 Saks Boutiques and six more are scheduled to be completed in September (including four in Saks Fifth Avenue Stores which are operated separately from the Saks Department Store Group stores).  We expect to incur annual license fees under the Departmental License Agreement of approximately $370,000 subject to increase based on a percentage of sales.  The test departments will be operated for up to one year and, if the parties are satisfied with the results, additional departments may be placed in the remainder of Saks’ 244 department stores as the parties deem appropriate.  The departments will consist of FAO Schwarz, Zany Brainy, The Right Start and FAO Schweetz® departments.  The letter of intent also contemplates that we will negotiate with Saks to expand the number of departments and add temporary shops for the holiday season, develop a line of apparel, establish a baby gift registry from which each party would sell its own merchandise and the merchandise of the other in its stores, and pursue other marketing, merchandising and cross-marketing initiatives.  At present the parties are installing seasonal shops in approximately 230 Saks Department Store Group stores and nine Saks Fifth Avenue Stores and are negotiating definitive agreements with respect to such seasonal shops allowing for operation for an extended period beyond the end of the upcoming holiday season.

Operating Results and Liquidity

We are primarily a toy retailer and expect to derive approximately 40% of our annual revenue during our fourth quarter.  Historically, we have incurred annual losses.   Our business is seasonal and we expect operating losses for the first three quarters of Fiscal 2003 though we currently expect to generate sufficient operating income in the fourth quarter to offset such losses.  We believe that we will be able to maintain our operations and fund working capital and capital expenditures through Fiscal 2003 with cash on hand at September 12, 2003, projected cash flow from operations and anticipated availability from the Loan Agreement.  We have supplemented our availability under our Loan Agreement with letters of credit that were cash collateralized by certain holders of our Class I Convertible Preferred Stock.  These letters of credit increased our availability by $11.0 million through November 30, 2003 reducing to $6.0 million in additional availability thereafter until January 9, 2004.  We may need to raise additional capital in an amount to be determined following the holiday season.  Our needs for additional funding will depend upon several factors, including, but not limited to, generating sufficient cash flow from operations, the expenses or income from incorporating the Saks Boutiques and the Borders Initiative (see Note 13) into our operations and our dependence on independent manufacturers and suppliers and their credit terms in order to maintain adequate inventory in-stock levels.  There can be no assurances that we will achieve our business plan for generating cash flow due to the economic and operational risks we face, including our dependence on fourth quarter results and the other risks discussed in our Annual Report on Form 10-K.  If additional capital is required to grow our business or execute our business plan, we may seek to raise additional equity or incur additional debt.  There can be no assurance given that adequate funds will be available to us on acceptable terms or at all.

The Loan Agreement matures April 22, 2006 and consists of (i) a standard revolving line of credit of up to $67.0 million under which borrowings bear interest, at our election, at an initial rate of 2.50% over the Agent’s calculated Eurodollar Rate or 0.50% over a base rate designated by Fleet National Bank (the “Bank”) from time to time, and (ii) an additional special term subline of $10.0 million under which borrowings bear interest at a rate of 15.5% per annum for the first year and thereafter at a rate of 11.25% over the base rate designated by the Bank.  The Loan Agreement currently allows us to borrow (A) so long as the special term subline remains outstanding, up to 95% of the current appraised liquidation value of our eligible inventory from November 1 through August 14 and 102.5% of current appraised liquidation value of our eligible inventory from August 15 through October 31, and (B) when the special term subline is no longer in effect, 85% of the current appraised liquidation value of our eligible inventory, less, in each case, reserves established by the Agent from time to time in its reasonable discretion for such items as a portion of outstanding gift certificates and merchandise credits, royalty obligations, two months rent on certain store leases for which we have not received collateral access agreements which are acceptable to the landlord and the Agent and an availability block (initially set at $4.0 million which decreases between September 7, 2003 and September 30, 2003 to $1.5 million and between October 1, 2003 and October 31, 2003 to $500,000).  Eligible inventory consists of inventory in which the Agent has a prior, perfected security interest less certain ineligible items.  The Loan Agreement also allows us to borrow 85% of eligible credit card receivables, however, our lenders under the Loan Agreement currently are not permitting us to borrow against our credit card receivables until we reach a satisfactory agreement with them regarding their security interest in the receivables.  The Loan Agreement contains a default clause triggered by a material adverse change and a borrowing restriction based on material adverse changes occurring since our February 1, 2003 balance sheet date after giving effect to the Plan of Reorganization.  The Loan Agreement contains one financial covenant.  This covenant requires that we maintain minimum excess availability under the Loan Agreement of $5.0 million at all times.  In order to meet this covenant, we are permitted to supplement our availability under the Loan Agreement by posting letters of credit for the benefit of the lenders under our Loan Agreement.  In connection with the issuance of our Class I Convertible Preferred Stock, we obtained a commitment from certain of the purchasers to provide a letter of credit with a stated amount of up to $5.0 million beginning any time after June 1, 2003.  This letter of credit (the “First Letter of Credit”) was posted on July 9, 2003 and supplemented with a second letter of credit (the “Second Letter of Credit” and collectively, the “Letters of Credit”) posted pursuant to an agreement as of August 27, 2003 with certain holders of our Class I Convertible Preferred Stock including those who posted the First Letter of Credit.  The First Letter of Credit will expire no later than November 30, 2003, and is to expire undrawn so long as on such date we are not in default under the Loan Agreement or would not be in default under the Loan Agreement excluding from consideration for this purpose, any increase in availability as a result of the Letters of Credit.  We issued to the providers of the First Letter of Credit five-year warrants to purchase 821,297 shares of our common stock with an exercise price of $1.50 per share and, if the First Letter of Credit is drawn, we are required to issue to the providers one-year notes in an aggregate principal amount equal to the stated amount of the letter of credit secured by our equipment and bearing interest at a rate of 10% per annum.  The fair value of the warrants was estimated at $1.95 million on the date of issuance using the Black-Scholes pricing model with the following assumptions: risk-free interest rate 2.63%; expected life of 5 years; dividend yield of 0% and expected volatility of 176.98%.  The value of the warrants is being recognized as interest expense through November 30, 2003, which is the term of the First Letter of Credit.  Interest expense recognized in connection with the warrants during the thirteen weeks ended August 2, 2003 was $390,000.  If such notes have not been repaid by November 30, 2003, we are further required to issue to the providers five-year warrants to purchase 1,099,460 shares of our common stock with an exercise price of $1.50 per share.  If the Second Letter of Credit is drawn, we are required to issue demand notes bearing interest at the rate borne on the special term subline portion under the Loan Agreement and secured by a lien on all of our assets.  In connection with the posting of the Second Letter of Credit we entered into a first amendment to our Loan Agreement (the “First Amendment to Loan Agreement”).  The First Amendment to Loan Agreement waived a default with respect to the minimum excess availability covenant under the Loan Agreement and permitted us to use the Second Letter of Credit to satisfy that covenant.  The First Amendment to Loan Agreement also increases the minimum excess availability covenant minimum from $5.0 million to $10.0 million ten days prior to expiration of the Second Letter of Credit continuing until either the Second Letter of Credit is fully drawn and we have not made any payment on the notes we are required to issue in connection with such draws or we have received not less than $6.0 million in net proceeds from new subordinated debt or equity financing on terms and conditions acceptable to the lenders under the Loan Agreement.

Based on the terms of the Loan Agreement, we have recorded the outstanding borrowings under the $10.0 million term subline ($10.0 million as of August 2, 2003) as long-term since the subline is payable in April 2006.  Although the revolving line of credit is scheduled to mature in April 2006, the outstanding borrowings under the $67.0 million revolving line of credit ($19.2 million as of August 2, 2003) have been classified as current based on the provisions of Emerging Issues Task Force (“EITF”) Issue No. 95-22.  EITF 95-22 requires borrowings under a loan agreement to be classified as a current liability when the loan agreement includes a provision for blocked accounts to be instituted with the agent and an acceleration clause, such as a material adverse change default provision, even though there has not been notice or cause for the acceleration. Our Loan Agreement has both provisions, and we have recorded the outstanding borrowings under the $67.0 million revolving line of credit in accordance with EITF 95-22, even though the default provisions requiring an acceleration have not been and are not anticipated to be invoked.

The amount available to us under our borrowing formula fluctuates primarily with our level of inventory and the level of credit provided by our suppliers.  Additionally, availability is significantly affected by periodic changes in the advance rates against our eligible inventory, which fluctuate from month to month (from a low of approximately 68% to a high of approximately 90%) and are subject to adjustment by the Agent based on third party appraisals of the liquidation value of our inventory and other discretionary considerations.  These appraisals are typically performed at least quarterly at the request of the Agent and attempt to reflect the net cash that could be realized by selling our inventory in a “going out of business” sale.  The time of year that such a sale is assumed to take place is significant to the valuation and consequently the resulting monthly advance rates can fluctuate substantially.  For example, advance rates typically are lowest in the first half of the year and begin to rise as the holiday season approaches.  This increase in advance rates provides more availability as we begin to build our inventory levels to meet holiday season demand.  As of September 12, 2003, the availability under the Loan Agreement was approximately $6.3 million, $1.3 million above the $5.0 million excess availability covenant taking into account the Letters of Credit.

Stock Split

Effective on April 22, 2003, our common shares were reverse split into one share for every 15 shares outstanding.  The stated par value of the common shares was not changed from its existing amount of $0.001 per share.  The number of authorized shares of common stock remained at 75 million.  All share and per share amounts have been restated to reflect the reverse stock split.

Bankruptcy Accounting

Since our Chapter 11 bankruptcy filing, we have applied the provisions of Statement of Position (“SOP”) 90-7.  SOP 90-7 does not significantly change the application of accounting principles generally accepted in the United States of America; however, it does require that the financial statements for periods including and subsequent to the filing of a Chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business.  Based on the provisions of SOP 90-7, we are not eligible to apply fresh-start accounting.

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

Seasonality

Operating results for the twenty-six week period ended August 2, 2003 are generally not indicative of the results that may be expected for Fiscal 2003 because, in addition to the effects of our bankruptcy, we are primarily a toy retailer and anticipate we will derive approximately 40% of our annual revenue from, and achieve all of our annual profitability, if any, in our fourth quarter.

Vendor Incentives

For the thirteen and twenty-six week period ended August 2, 2003, we had marketing and advertising expenses of $1.7 million and $3.2 million, respectively, and no offsetting vendor incentives.  In addition, there were no offsets related to vendor incentives included in cost of goods sold for the thirteen and twenty-six week period ended August 2, 2003.

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

Revenue Recognition

Sales are generated in our Retail segment and our Direct to customer segment.  Retail sales are recorded when the customer takes possession of the merchandise and tenders payment.  Direct to customer sales are recorded at the time the goods are received by the customer.  Historically, damaged goods have not been significant.  We permit returns so long as the goods are returned in saleable condition, within 60 days and accompanied by a receipt.  Appropriate sales return reserves are maintained and are estimated based on historical rates and adjusted for current conditions.

Stock-Based Compensation

The Company applies the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations to account for awards of stock-based compensation granted to employees and directors.  Accordingly, compensation expense is recorded for options awarded to employees and directors to the extent that the exercise prices are less than the fair market value of the common stock on the date of grant when the number of options and the exercise price are fixed.  The difference between the fair value of the common stock and the exercise price of the stock option is recorded as deferred compensation, which is charged to expense over the vesting period of the underlying stock option on a straight-line basis.  In the periods reported, we have not issued any options with an exercise price that was less than the fair market value of the common stock on the date of grant.

We have adopted the disclosure requirements of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.”  In accordance with the provisions of SFAS No. 123, we apply APB Opinion No. 25 and related interpretations in accounting for our plans and do not recognize compensation expense for our stock-based compensation plans based on the fair market value method prescribed by SFAS No. 123.  Based on the additional disclosure requirements under SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” the following table is a reconciliation of net loss and net loss per share had we adopted the fair value recognition provisions of SFAS No. 123.

	Thirteen weeks ended		Twenty-six weeks ended
(in 000’s, except for share and per share data)	August 2, 2003	August 3, 2002	August 2, 2003	August 3, 2002

Net loss applicable to common stockholders, as reported (see Note 5)	$(20,854)	$(18,165)	$(38,365)	$(35,341)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	—	(105)	—	(172)
Pro forma net loss applicable to common stockholders	$(20,854)	$(18,270)	$(38,365)	$(35,513)
Basic and diluted net loss per share:
As reported	$(4.05)	$(8.01)	$(9.70)	$(19.53)
Pro forma	$(4.05)	$(8.05)	$(9.70)	$(19.58)

Upon emergence from bankruptcy, all of our then outstanding option awards were cancelled.  As of August 2, 2003, there are no outstanding options.

NOTE 4:  Reorganization Items, Net

Reorganization items, net represents amounts recognized and incurred as a direct result of our Chapter 11 filing and emergence and are presented separately in our Consolidated Statement of Operations.  Such items consist of the following:

	Thirteen Weeks Ended	Twenty-Six Weeks Ended
(in 000’s)	August 2, 2003

Gain (loss) on discharge of liabilities	$(1,027)	$65,283
Severance and retention expense	(47)	(1,105)
Gain on sale of leases	74	3,005
Professional fees	(101)	(5,203)
	$(1,101)	$61,980

A summary of the activity related to the severance and retention reserve is as follows:

(in 000’s)	As of August 2, 2003
Balance, February 1, 2003	$1,192
Additional provision	1,105
Cash payments	(2,296)
Balance, August 2, 2003	$1

NOTE 5:  Per Share Data

Basic per share data is computed by dividing our loss available to common stockholders by the weighted average number of our common shares outstanding.  Diluted per share data is computed by dividing our net income or loss adjusted for costs associated with dilutive securities by the weighted average number of shares outstanding plus any potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock in each period, unless the impact would be antidilutive.

	Thirteen weeks ended		Twenty-six weeks ended
(in 000’s, except for share and per share data)	August 2, 2003	August 3, 2002	August 2, 2003	August 3, 2002

Net loss	$(18,845)	$(18,165)	$(2,038)	$(35,341)
Less:
Preferred stock accretion	—	—	—	(90)
Preferred stock dividends	(475)	—	(530)	—
Beneficial conversion feature on Class I and Class J Preferred Stock	(1,534)	—	(35,797)	—
Basic and diluted loss available to common stockholders	$(20,854)	$(18,165)	$(38,365)	$(35,431)
Weighted average common shares, basic and diluted	5,152,064	2,269,038	3,954,912	1,814,142
Loss per share, basic and diluted	$(4.05)	$(8.01)	$(9.70)	$(19.53)

Certain of our securities were not included in the computation of diluted loss per share for the thirteen and twenty-six week periods because to do so would have been antidilutive for the periods presented.  Such securities include:

	Common Stock Equivalents at
Securities	August 2, 2003	August 3, 2002
Options	—	369,534
Class I Preferred Stock	21,566,666	—
Warrants	931,297	35,100
Junior Convertible Notes	—	228,438

Pursuant to our Plan of Reorganization all existing warrants and options as of April 23, 2003 (other than 110,000 warrants issued or repriced in compromise of claims) were cancelled.  An additional  821,297 warrants were issued in connection with the First Letter of Credit.

NOTE 6:  Supplemental Disclosure of Cash Flow Information

Interest paid amounted to $2.3 million and $3.5 million for the twenty-six week period ended August 2, 2003 and August 3, 2002, respectively.  Cash paid for income taxes was $59,000 and $25,000 for the twenty-six week period ended August 2, 2003 and August 3, 2002, respectively.

Changes in assets and liabilities which increased (decreased) cash provided by (used in) operating activities are as follows:

	Twenty-six weeks ended
(in 000’s)	August 2, 2003	August 3, 2002
Accounts and other receivables	$2,900	$5,735
Merchandise inventories	44,912	(7,902)
Other current assets	(964)	(4,235)
Other noncurrent assets	15	(776)
Accounts payable	(3,584)	13,911
Accrued expenses	(3,993)	(1,344)
Accrued salaries and wages	(995)	(5,645)
	$38,291	$(256)

Non-cash investing and financing activities:

	Twenty-six weeks ended
(in 000’s)	August 2, 2003	August 3, 2002
Conversion of Series B Preferred Stock to common stock	$—	$188
Conversion of Series E Preferred Stock to common stock	—	11,919
Conversion of Series F Preferred Stock to common stock	—	3,996
Conversion of Series G Preferred Stock to common stock	—	5,500
Conversion of Series H Preferred Stock to common stock	—	20,000
Conversion of Class J Preferred Stock to common stock	4,856	—
Preferred dividend accretion	—	90
Class I Preferred Stock dividends	530	—

NOTE 7:  Stockholders’ Equity (Deficit)

Preferred Stock

In April 2003, we sold 30,000 shares of our Class I Convertible Preferred Stock for gross proceeds of $30.0 million and an additional 1,850 shares for $1.85 million of gross proceeds since the Effective Date.  In addition, we issued 500 shares of Class I Convertible Preferred Stock in April 2003 in connection with the settlement of certain outstanding debt obligations.  Class I Convertible Preferred Stock carries a cumulative dividend at a rate of 6% per annum payable semiannually on December 1 and June 1, with the first payment commencing December 1, 2003.  We have the option through December 2005 to pay the dividends through the issuance of additional Class I Convertible Preferred Stock shares at conversion prices based on the market price of our common stock.  The Class I Convertible Preferred Stock carries a liquidation preference of $1,000 per share plus all accrued and unpaid dividends.  The Class I Convertible Preferred Stock is convertible into common stock at the rate of $1.50 per share, subject to adjustment.  We recorded cumulative dividends on the Class I Convertible Preferred Stock of $530,000 as of August 2, 2003.  We incurred costs of $779,000 in connection with the sale of the Class I Convertible Preferred Stock.  The liquidation value per share of Class I Convertible Preferred Stock as of August 2, 2003 is $1,000.

In April 2003, we issued 4,856 shares of Class J Convertible Preferred Stock in connection with the settlement of certain outstanding debt obligations (4,542 shares were issued in connection with the Plan of Reorganization for $4.5 million of Equipment Notes and 314 shares were issued from the exchange of $314,000  of new convertible Equipment Notes).  The Class J Convertible Preferred Stock has terms similar to the Class I Convertible Preferred Stock except that the Class J Convertible Preferred Stock is convertible into common stock at the rate of $1.95 per share.  In April 2003, 4,816 shares of Class J Convertible Preferred Stock were converted into 2,469,473 shares of common stock and the remaining 40 shares of Class J Convertible Preferred Stock were converted in May 2003 into 20,511 shares of common stock.

Beneficial Conversion Feature

Generally accepted accounting principles require that we recognize the difference between the negotiated conversion price of an instrument and the actual closing price of the underlying common stock as a beneficial conversion feature and charge it to: a) a dividend in the case of an equity instrument; b) non-cash interest expense in the case of a debt instrument; or c) non-cash compensation expense in the case of an employee stock option grant.  The interest and compensation expense is to be amortized over the period, or periods, prior to the related instruments becoming freely convertible (if the instruments are freely convertible at any time the charge is immediate).  For the thirteen and twenty-six week periods ended August 2, 2003, we recorded the following amounts due to the existence of beneficial conversion features in various instruments that we issued:

(in 000’s)	Thirteen Weeks	Twenty-Six Weeks
Instrument	August 2, 2003
Class I Convertible Preferred Stock	$1,534	$31,534
Class J Convertible Preferred Stock	—	4,263
Total Preferred Stock	1,534	35,797
Convertible Equipment Notes	—	4,000
Total	$1,534	$39,797

The Convertible Equipment Notes with a principal amount of $4.0 million issued in connection with the Plan of Reorganization include conversion rights for the holders to convert the outstanding principal balance into Class J Convertible Preferred Stock at a rate of $1,000 per share.  As noted above the Class J Convertible Preferred Stock is convertible into common stock at a rate of $1.95 per share.  Based on these terms a beneficial conversion charge of $4.0 million was recorded as additional interest expense for the thirteen weeks ended May 3, 2003.

NOTE 8:  Income Taxes

The Company has incurred operating losses and generated a significant accumulated deficit through August 2, 2003.  As a result of the review undertaken for the year ended February 1, 2003, we concluded that it was appropriate to establish a full valuation allowance for our net deferred tax assets.  For the thirteen and twenty-six week periods ended August 2, 2003, we continued to record a full valuation allowance.  The provision for income taxes for the thirteen and twenty-six week periods ended August 2, 2003 and August 3, 2002 is related to certain minimum state income and franchise taxes.

We have federal and state net operating loss carryforwards at August 2, 2003.  These carryforwards will expire in fiscal years ending 2004 through 2023.  Management believes that an ownership change, as defined by the U.S. Internal Revenue Code, took place on March 26, 2002 and April 23, 2003 in connection with the conversion of certain preferred stock to common stock and in connection with the issuance of equity in accordance with the bankruptcy Plan of Reorganization, respectively.  An ownership change has the effect of limiting the amount of net operating loss carryforwards that can be used in any one year, subject to limited carryforward periods.  In addition to the reduction or limitation of net operating loss carryforwards as a result of certain ownership changes, restructuring of certain debt pursuant to the bankruptcy Plan of Reorganization caused a significant amount of net operating loss carryforwards to be eliminated.

We have determined that the estimated federal net operating loss carryforward as of April 23, 2003 was approximately $70.0 million and that this carryforward is limited in use to approximately $7.0 million per year based on the ownership change, as defined by the U.S. Internal Revenue Code, which took place.  In addition, we generated an additional federal net operating loss of approximately $18.0 million during the thirteen week period ended August 2, 2003.

NOTE 9:  New Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148 which amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation.  In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures related to stock-based compensation in both annual and interim financial statements.  The disclosure modifications are required for fiscal years and interim periods ending after December 15, 2002 and are included herein.

In March 2003, the EITF reached a consensus on EITF Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.”  EITF Issue No. 02-16 addresses the income statement classification of cash consideration received by an entity, including a reseller, from a vendor and provides guidance regarding the timing of recognition of volume rebates.  We have adopted

EITF Issue No. 02-16 as of January 1, 2003 and the adoption did not have a material effect on our financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133.  SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.  The guidance should be applied prospectively.  The adoption of SFAS No. 149 did not have a material effect on our financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”  SFAS No. 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in the statement of financial position.  Previously, many of those financial instruments were classified as equity.  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  We do not expect the adoption of SFAS No. 150 to have a material effect on our financial position or results of operations.

NOTE 10:  Segment Information

At August 2, 2003 and August 3, 2002, we operated in two reportable segments: Direct to customer, which includes online and catalog operations, and Retail, which includes activities related to our retail stores.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.  We evaluate performance based on profit or loss from operations before income taxes.

We allocate costs for certain services provided by the Retail segment to the Direct to customer segment.

Our reportable segments have operations that offer the same or similar products but have a different method of delivery to their customers.

Segment information for the thirteen and twenty-six week periods ended August 2, 2003, is as follows:

	Thirteen-Weeks Ended			Twenty-Six Weeks Ended
(in 000’s)	Direct to customer	Retail	Total	Direct to customer	Retail	Total
Net sales	$1,458	$44,854	$46,312	$4,316	$114,812	$119,128
Interest expense, net (1)	28	1,410	1,438	86	7,113	7,199
Depreciation and amortization expense	76	1,912	1,988	153	4,339	4,492
Income (loss) before income taxes (2)	(1,307)	(17,504)	(18,811)	1,001	(2,954)	(1,953)
Total assets	7,171	94,908	102,079	7,171	94,908	102,079
Fixed asset additions	—	922	922	—	1,223	1,223

(1)          Interest expense, net for the twenty-six week period ended August 2, 2003 includes a beneficial conversion charge of $4.0 million.  In addition, $390,000 is included in interest expense for the thirteen and the twenty-six week period ended August 2, 2003 related to the valuation of warrants issued during the fiscal quarter ended August 2, 2003.  The $4.0 million and the $390,000 were allocated entirely to the Retail segment.

(2)          Income (loss) before income taxes for the thirteen and twenty-six week period ended August 2, 2003 includes reorganization items totaling ($1.1) million and $62.0 million, respectively, recorded in relation to our emergence from bankruptcy.  Direct to customer and Retail operations were allocated $3.0 million and $59.0 million, respectively.  The $62.0 million consists primarily of a gain on discharge of liabilities of $65.3 million, net of other reorganization items (see Note 4).

Segment information for the thirteen and twenty-six week period ended August 3, 2002 is as follows:

	Thirteen-Weeks Ended			Twenty-Six Weeks Ended
(in 000’s)	Direct to customer	Retail	Total	Direct to customer	Retail	Total
Net sales	$2,192	$87,808	$90,000	$5,145	$172,711	$177,856
Interest expense, net	41	2,231	2,272	47	4,340	4,387
Depreciation and amortization expense	103	1,433	1,536	127	2,898	3,025
Loss before income taxes	(941)	(17,195)	(18,136)	(771)	(34,471)	(35,242)
Total assets	8,630	181,848	190,478	8,630	181,848	190,478
Fixed asset additions	—	1,752	1,752	—	2,532	2,532

NOTE 11:  Related Party Transactions

We have a note receivable of $500,000 from our Chief Executive Officer.  The note receivable bears interest at the same interest rate that we incur under our primary bank loan agreement.  The note is collateralized by options to purchase shares of our common stock (if and when such options are issued) and proceeds from a split-dollar life insurance policy with respect to the officer and is due on the earlier of July 3, 2004, termination of employment or upon death.  This note receivable, including interest receivable of $29,000, is included in accounts and other receivables in our Consolidated Balance Sheet as of August 2, 2003.

On April 23, 2003, our director Richard Kayne, our chairman of the board of directors Fred Kayne and their affiliates purchased Class I Convertible Preferred Stock convertible into 9,266,667 shares of our common stock.

In connection with Hancock Park Capital II, L.P.’s investment in our Class I Preferred Stock, we have entered into a consulting agreement, which obligates us to pay them $150,000 for such services.

As discussed in Note 2, pursuant to our Plan of Reorganization, we compromised $8.5 million in Equipment Notes and accrued interest held by Richard Kayne, Fred Kayne and Kayne Anderson Investment Management, Inc.  In addition, as discussed in Note 2, pursuant to our Plan of Reorganization, we also compromised approximately $17.4 million in old Subsidiary Subordinated Notes held by affiliates of Royal Vendex KBB, a beneficial owner of our outstanding common stock.

Fortune Fashions, a company of which Fred Kayne is President and Chairman of the Board, has sold and continues to sell embellished clothing merchandise to us.  Fortune Fashions was a creditor in our bankruptcy as a result of such sales and had the right to receive 10,463 shares of our common stock in partial settlement of its claim of approximately $225,000.

As discussed in Note 3, we have executed a Licensing Agreement with Saks Incorporated.  Saks Incorporated has invested $5.0 million to purchase shares of our Class I Convertible Preferred Stock.

On April 30, 2003, the Board of Directors determined to invite Mr. Leslie Biller, an investor in our Class I Convertible Preferred Stock, to attend Board Meetings as a consultant.  Mr. Biller receives payment for such consulting services at a rate equal to the rate paid to Directors.

On July 9, 2003, we issued five-year warrants exercisable at $1.50 per share of Common Stock for 821,297 shares of our Common Stock to Fred Kayne, Richard Kayne, Kayne Anderson Capital Advisors, L.P., Hancock Park Capital II, L.P., Woodacres LLC, Charles Norris and Leslie Biller, as trustee in connection such investors posting a $5.0 million letter of credit (see Note 3) for our benefit.  The Company paid a fee of $100,000 in connection with the issuance of this letter of credit.

On August 27, 2003, Fred Kayne, Richard Kayne, Kayne Anderson Capital Advisors, L.P., Hancock Park Capital II, L.P., Woodacres LLC, Charles Norris, Leslie Biller, as trustee, Richard Atlas, as trustee, Marc Stern, as trustee, and James Land, each a holder of our Class I Convertible Preferred Stock, caused a $6.0 million letter of credit (see Note 3) to be posted for our benefit.  The Company paid a fee of $200,000 in connection with the issuance of this letter of credit.

NOTE 12:  Other Developments

Contingencies

We are a party to various legal actions arising in the ordinary course of business.  Management currently believes that the ultimate outcome of these matters will not have a material adverse effect on our financial position or results of operations; however, management’s initial evaluation may prove inaccurate.

Prior to our bankruptcy filing we negotiated a settlement of a suit with Oxygen Media, LLC (“Oxygen”) regarding a disputed term sheet in which Oxygen alleged we and our former subsidiary, RightStart.com, owed Oxygen for advertising services.  The parties each had alleged fraud was committed by the other party as well as alleging various contract claims and defenses.  Before the settlement agreement was finalized and executed, we filed for bankruptcy protection under Chapter 11.  The settlement amount was confidential but immaterial to our business.  Oxygen has filed a claim in our Chapter 11 proceedings for $20.0 million which we have disputed as unliquidated.  Management does not believe this claim will result in a material adverse effect on our business or operations, financial position or results of operations.

On February 19, 2003, Edward Steele filed a class action claim against our directors Jerry R. Welch, Fred Kayne and Richard Kayne in United States District Court for the Eastern District of Pennsylvania claiming violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder based on alleged misrepresentations made by the defendants.  Mr. Steele has filed a proof of claim on behalf of himself and others for $50.0 million in our bankruptcy case.  On April 3, 2003, another case was filed in the same court, making the same claims against the same defendants.  The two cases have been consolidated.  We have not been named as a defendant nor has there been any claim made for indemnity though the defendants did file proofs of claim on our indemnification obligations set forth in our articles and bylaws.  Our directors and officers insurance carrier has acknowledged coverage with a reservation of claims.  An amended consolidated complaint was filed on August 4, 2003 which added certain claims related to our accounting and added our former Chief Financial Officer, Raymond Springer, as a defendant.  The defendants must respond to the amended complaint by October 1, 2003.  In the thirteen week period ended August 2, 2003, we recorded a $250,000 charge for defense costs pertaining to this securities class action litigation.  The $250,000 charge represents our insurance deductible.  Management currently does not believe this claim will result in a material adverse effect on our business or operations, financial position or results of operations; however, new issues may arise that could have such an effect or management’s initial evaluation may prove inaccurate.

During our Chapter 11 proceedings most litigation against us was stayed other than proceedings before the Bankruptcy Court.  Absent further order of the Bankruptcy Court, substantially all of our pre-petition liabilities are subject to settlement under our Plan of Reorganization.  In addition to the matters outlined, there are numerous other matters filed with the Bankruptcy Court in our reorganization proceedings by creditors, landlords or other third parties related to our business operations or the conduct of our reorganization activities.  Management currently believes none of these matters will have a material adverse effect on our business or operations, financial position or results of operations; however, management’s initial evaluation may prove inaccurate.

NOTE 13:  Subsequent Events

On August 14, 2003, we executed a letter of intent with Borders Group, Inc. with respect to management by Borders of our book departments and extension of credit terms for the purchase of books, the placement of boutiques selling merchandise under the FAO Schwarz and Zany Brainy brands in up to 25 Borders® stores and up to 12 Waldenbooks®  stores through August 31, 2004 and the opening of several kiosks selling FAO Schwarz and Zany Brainy branded merchandise (the “Borders Initiative”).  The letter of intent contemplates that the definitive agreements would be terminable at will upon specified notice.  The letter of intent also contemplates that we and Borders would explore other initiatives such as cross promotional opportunities, book development, special orders, cooperation overseas, cooperation in airports and development of calendar departments in our stores.

As of August 27, 2003, Fred Kayne, Richard Kayne, Kayne Anderson Capital Advisors, L.P., Hancock Park Capital II, L.P., Woodacres LLC, Charles Norris, Leslie Biller, as trustee, Richard Atlas, as trustee, Marc Stern, as trustee, and James Land, each a holder of our Class I Convertible Preferred Stock, caused a $6.0 million letter of credit to be posted for our benefit.  If the letter of credit is drawn upon, we will issue demand notes paying interest at the rate we pay to our Tranche B lenders under the Loan Agreement and secured by a lien on all of our assets.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended.  The forward-looking statements in this Quarterly Report are intended to be subject to the safe harbor protection provided by Sections 27A and 21E.  These forward-looking statements are based on our current expectations, assumptions, estimates and projections about our company and our industry as of the date hereof.  When used in this report, the words “believes,” “anticipates,” “intends,” “expects” and similar expressions are intended to identify such forward-looking statements with respect to our financial condition, results of operations and business.  You will find these forward-looking statements at various places throughout this report and the documents incorporated by reference, including amendments.  These forward-looking statements involve risks, uncertainties and assumptions.  Actual results may differ materially from those expressed in these forward-looking statements.  You are cautioned not to unduly rely on any forward-looking statements.  We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof.  Further information on potential factors that could materially affect our financial condition is included elsewhere in our Annual Report on Form 10-K under the heading “Risks” and in our filings with the Securities and Exchange Commission.

Overview

Part I, Item 2 of this report should be read in conjunction with Part II, Item 7 of our Annual Report on Form 10-K for the year ended February 1, 2003 (“Fiscal 2002”).  The information contained herein is not a comprehensive discussion and analysis of our financial condition and results of operations, but rather updates disclosures made in the earlier filing.

FAO, Inc. (formerly known as The Right Start, Inc., and referred to herein as “FAO,” “we,” “us,” “our,” the “Company” and similar designations) operates 142 retail stores (89 Zany Brainy stores, 38 Right Start stores, and 15 FAO Schwarz stores, the “goforward stores”) in 29 states throughout the United States as of September 12, 2003.  In addition, we have opened 16 (11 of which were opened as of August 2, 2003) licensed departments within the Saks Department Store Group (“Saks Boutiques”).  The stores’ product mix includes a wide variety of items to meet the needs of infants, small children and their care givers and children through age 12 presented in three distinct formats identified by the brands FAO Schwarz, The Right Start and Zany Brainy.

On January 13, 2003, we, together with our significant subsidiaries, filed for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware in case number 03-10119(LK).  During the pendency of the Chapter 11 cases, we and our subsidiaries continued to operate our businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.  The Bankruptcy Court approved our First Amended Disclosure Statement with Respect to First Amended Joint Plan of Reorganization of FAO, Inc. and its Debtor Subsidiaries on February 28, 2003.  Our First Amended Joint Plan of Reorganization of FAO, Inc. and its Debtor Subsidiaries (“Plan of Reorganization”) was confirmed by the Bankruptcy Court on April 4, 2003, and became effective when we emerged from bankruptcy on April 23, 2003 (the “Effective Date”).  In addition, we sold 30,000 shares of our Class I Convertible Preferred Stock, convertible at $1.50 per common share, for gross proceeds of $30.0 million as of the Effective Date, and an additional 1,850 shares for $1.85 million gross proceeds since the Effective Date and replaced our former revolving credit facility with an asset based revolving $77.0 million Loan and Security Agreement (the “Loan Agreement”) with Fleet Retail Finance, Inc., as agent (the “Agent”) under which we are co-borrowers with our subsidiaries ZB Company, Inc. and FAO Schwarz, Inc.

Effective on April 22, 2003, our common shares were reverse split into one share for every 15 shares outstanding.  All share and per share amounts have been restated to reflect the reverse stock split.

Pursuant to our Plan of Reorganization, we:

•             repaid the full amount of our prior senior secured lenders' claims;

•             compromised $8.5 million in Equipment Notes and accrued interest in exchange for (i) new convertible Equipment Notes payable January 11, 2004 in the aggregate principal amount of $4.0 million (of which $314,000 was converted at $1.95 per common share into 160,959 shares of common stock in April and May 2003 and $3.7 million remained outstanding as of August 2, 2003), provided certain payments to our pre-bankruptcy unsecured creditors have been made, (ii) 4,542 shares of our Class J Convertible Preferred Stock convertible into 2,329,025 shares of our common stock (converted into common stock in April and May 2003), (iii) warrants to purchase 66,667 shares of our common stock with an exercise price equal to $1.95 per share and (iv) repricing of previously issued warrants to purchase 43,333 shares of our common stock with an exercise price equal to $1.95 per share after the repricing;

•             compromised approximately $17.4 million in old Subsidiary Subordinated Notes in exchange for (i) new Subsidiary Subordinated Notes in the aggregate principal amount of $9.9 million payable ratably in three annual installments in December 2006, 2007 and 2008, (ii) $500,000 in cash payable on January 11, 2004 and (iii) 500 shares of our Class I Convertible Preferred Stock convertible into 333,333 shares of our common stock;

•             retained a note secured by equipment in the aggregate outstanding principal amount of approximately $1.1 million;

•             compromised smaller claims to a convenience amount of $100 or to the full amount of the claim, whichever is less; and

•             compromised our remaining unsecured claims depending on the individual choices of our unsecured creditors to: (i) 38% of the allowed amount of the claim, payable as follows: 5% on the Effective Date, 11% on December 22, 2003, 15% on December 22, 2004, and 7% on December 22, 2005; (ii) 21% of the allowed amount of the claim, payable as follows: 7% on the Effective Date, and 14% on December 22, 2003; or (iii) 35% of the allowed amount of the claim with cash payments representing 28% payable as follows: 5% on the Effective Date, 8% on December 22, 2003, 9% on December 22, 2004, and 6% on December 22, 2005 and payment of equity for the remaining 7%.  The holders of unsecured claims received approximately 95,262 shares of our common stock.  A portion of the cash payments due in December 2003 may be deferred if we do not meet certain borrowing availability conditions in the Loan Agreement.

The following tables set forth the statement of operations data for the thirteen week period ended August 2, 2003 and August 3, 2002:

	Thirteen Weeks Ended
	August 2, 2003
(in 000’s)	Total Stores		Goforward Stores		Closing Stores
Retail net sales	$44,714	96.5%	$41,670	96.3%	$3,044	100.0%
Direct to customer net sales	1,221	2.7%	1,221	2.8%	—	0.0%
Shipping and handling revenues	377	0.8%	377	0.9%	—	0.0%
Net Sales	46,312	100.0%	43,268	100.0%	3,044	100.0%
Cost of goods sold	27,471	59.3%	24,255	56.0%	3,216	105.6%
Cost of shipping and handling	345	0.7%	337	0.8%	8	0.3%
Gross profit	18,496	40.0%	18,676	43.2%	(180)	(6.0)%
Operating expense	13,738	29.7%	13,093	30.2%	645	21.2%
Occupancy expense	12,468	26.9%	11,730	27.1%	738	24.2%
Marketing and advertising expense	1,679	3.6%	1,679	3.9%	—	0.0%
General and administrative expense	4,524	9.8%	4,524	10.5%	—	0.0%
Depreciation and amortization expense	1,988	4.3%	1,323	3.1%	665	21.8%
Store closing costs	371	0.8%	—	0.0%	371	12.2%
	34,768	75.1%	32,349	74.8%	2,419	79.4%
Operating loss	(16,272)	(35.1)%	(13,673)	(31.6)%	(2,599)	(85.4)%

Reorganization items, net	(1,101)	(2.4)%	(1,101)	(2.5)%	—	0.0%
Interest expense, net	(1,438)	(3.1)%	(1,438)	(3.3)%	—	0.0%
Loss before income taxes	(18,811)	(40.6)%	(16,212)	(37.4)%	(2,599)	(85.4)%
Income tax provision	34	0.1%	34	0.1%	—	0.0%
Net loss	$(18,845)	(40.7)%	$(16,246)	(37.5)%	$(2,599)	(85.4)%
Number of stores open at end of period	153 *

	Thirteen Weeks Ended
	August 3, 2002
(in 000’s)	Total Stores		Goforward Stores		Closing Stores
Retail net sales	$87,808	97.6%	56,796	96.3%	31,012	100.0%
Direct to customer net sales	1,628	1.8%	1,628	2.8%	—	0.0%
Shipping and handling revenues	564	0.6%	564	0.9%	—	0.0%
Net Sales	90,000	100.0%	58,988	100.0%	31,012	100.0%
Cost of goods sold	53,851	59.8%	34,604	58.6%	19,247	62.1%
Cost of shipping and handling	697	0.8%	697	1.2%	—	0.0%
Gross profit	35,452	39.4%	23,687	40.2%	11,765	37.9%
Operating expense	21,025	23.4%	12,776	21.6%	8,249	26.6%
Occupancy expense	20,581	22.9%	12,264	20.8%	8,317	26.8%
Marketing and advertising expense	2,065	2.3%	1,259	2.1%	806	2.6%
General and administrative expense	6,109	6.8%	3,951	6.7%	2,158	7.0%
Depreciation and amortization expense	1,536	1.7%	1,213	2.1%	323	1.0%
Store closing costs	—	0.0%	—	0.0%	—	0.0%
	51,316	57.0%	31,463	53.3%	19,853	64.0%
Operating loss	(15,864)	(17.6)%	(7,776)	(13.1)%	(8,088)	(26.1)%

Reorganization items, net	—	0.0%	—	0.0%	—	0.0%
Interest expense, net	(2,272)	(2.5)%	(2,272)	(3.9)%	—	0.0%
Loss before income taxes	(18,136)	(20.1)%	(10,048)	(17.0)%	(8,088)	(26.1)%
Income tax provision	29	0.0%	29	0.1%	—	0.0%
Net loss	$(18,165)	(20.2)%	$(10,077)	(17.1)%	$(8,088)	(26.1)%
Number of stores open at end of period	253

*  Number of stores includes 11 Saks Boutiques opened in the last two weeks of July 2003.

Thirteen Weeks Ended August 2, 2003 Compared With August 3, 2002

Retail net sales.  Retail net sales for the thirteen week period ended August 2, 2003 decreased $43.1 million, or 49.1%, compared to the thirteen week period ended August 3, 2002.  Same store sales, defined as stores that have been open for at least 14 full fiscal months, decreased 26.7% from $56.8 million to $41.6 million in the thirteen week period ended August 2, 2003 compared to the thirteen week period ended August 3, 2002.  Sales not attributable to same store sales amounted to approximately $3.0 million in the thirteen week period ended August 2, 2003 of which approximately $3.0 million relates to stores that have closed.  Management believes that same store sales were negatively impacted primarily by poor in-stock conditions due to significantly reduced inventory receipts during the bankruptcy, along with a generally sluggish retail environment.  Other factors that may have caused reduced sales are customer perceptions of the quality of our services or goods as a result of our clearance and cost-cutting efforts and factors discussed in our Annual Report on Form 10-K.  We cannot assure you that these factors have been or will be overcome.

Cost of goods sold.  Cost of goods sold consists primarily of the cost of products sold, inbound freight costs, inventory shrinkage costs, and costs related to the distribution and warehousing of our retail merchandise.  Gross margin increased in the thirteen week period ended August 2, 2003 to 40.0% from 39.4% in the thirteen week period ended August 3, 2002.  The increase in gross margin was due to a 3.0% increase in selling margins in merchandising departments such as plush, candy, baby gifts and puzzles, a result of merchandising initiatives, and the reduction of discounted and discontinued product sold during the first quarter.  These increases were offset by higher distribution and freight costs.  The closing stores' gross margin reflects $180,000 of allocated distribution operating costs.

Distribution and freight costs as a percentage of sales increased to 8.9% compared to 8.0% in the comparable prior year period and shrink costs, damages and markdowns as a percentage of sales for the closed stores increased 1.5% compared to the comparable prior year period.

Operating expense.  Operating expense consists of store operating expenses, retail personnel costs and store pre-opening costs.  Operating expense was $13.7 million in the thirteen week period ended August 2, 2003 compared to $21.0 million for the thirteen week period ended August 3, 2002.  The decrease is primarily related to the 101 stores closed since the end of Fiscal 2002.  Operating expense for the goforward stores and direct to customer businesses increased $0.3 million as a result of increased expenses in the direct to customer businesses, retail administration and preopening costs partially offset by improved operating efficiencies in the gofoward stores.  As a percentage of goforward net sales, these expenses increased 8.6%, primarily as a result of lower sales volume.  Pre-opening costs were $0.1 million for the thirteen week period ended August 2, 2003 compared to $29,000 for the thirteen week period ended August 3, 2002.  The pre-opening costs for the thirteen week period ended August 2, 2003 related to costs associated with the opening of the Saks Boutiques.

Occupancy expense.  Occupancy expense consists primarily of rent, real estate taxes, common area maintenance and other miscellaneous expenses.  Occupancy expense was $12.5 million for the thirteen week period ended August 2, 2003, a decrease of $8.1 million compared to the thirteen week period ended August 3, 2002.  This decrease is primarily attributable to the 101 stores closed since the end of Fiscal 2002.  Occupancy expense on the comparable 142 goforward stores decreased $0.5 million due to reduced rents resulting from negotiations with landlords during the bankruptcy.  Occupancy expense as a percentage of net sales for the goforward stores increased 6.3% to 27.1% from 20.8% as a result of lower sales volume for the period.

Marketing and advertising expense.  Marketing and advertising expense generally consists of print advertising in national and regional publications, as well as promotional mailings to our customers.  Marketing and advertising expense decreased $0.4 million comparing the thirteen week period ended August 2, 2003 to the thirteen week period ended August 3, 2002.  Marketing and advertising expense for the thirteen week period ended August 2, 2003 included approximately $0.7 million related to new FAO Schwarz promotions targeting tourists.

General and administrative expense.  General and administrative expense consists primarily of the costs related to management, accounting, merchandising, inventory management, professional service fees and other administrative support.  General and administrative expense decreased $1.6 million, or 25.9%, to $4.5 million in the thirteen week period ended August 2, 2003 compared to $6.1 million in the thirteen week period ended August 3, 2002.  This change is primarily attributable to the consolidation of operations across all three brands in Fiscal 2002 as well as administrative staff reductions which occurred in the last quarter of Fiscal 2002, which resulted in decreases of $0.5 million and $1.1 million, respectively.  As a percentage of net sales, general and administrative expense increased from 6.8% to 9.8% due primarily to lower sales volume in the thirteen week period ended August 2, 2003 compared to the thirteen week period ended August 3, 2002.  Additionally, we recorded a $0.3 million charge in the thirteen week period ended August 2, 2003 for defense costs pertaining to the securities class action litigation.  This $0.3 million charge represents our insurance deductible.

Depreciation and amortization expense.  Depreciation and amortization expense during the thirteen week period ended August 2, 2003 was $2.0 million ($0.9 million for the goforward stores, $0.4 million for the corporate offices and warehouses and $0.7 million for the closed stores), an increase of $0.5 million, compared to the thirteen week period ended August 3, 2002.  The increase is primarily attributable to the acceleration of depreciation due to store closures, the addition of Right Start shops within the Zany Brainy stores, the additional depreciation related to our west coast distribution center which opened in the second quarter of Fiscal 2002 and the conversion of Right Start and FAO Schwarz point-of-sale and merchandising systems.

Store closing costs.  Store closing costs consist primarily of costs associated with the impairment of assets related to the closed stores.  For the thirteen week period ended August 2, 2003, store closing costs were $0.4 million.

Reorganization items, net.  Reorganization items, net, totaling $1.1 million in the thirteen week period ended August 2, 2003 consist primarily of a $1.0 million charge recorded in connection with the compromise of liabilities.  See Note 4 in the footnotes to the Consolidated Financial Statements.

Interest expense, net.  Interest expense, net, decreased $0.8 million to $1.4 million for the thirteen week period ended August 2, 2003 compared to $2.3 million for the thirteen week period ended August 3, 2002.  The decrease is due to a lower outstanding balance on the line of credit in the current period compared to the comparative prior year period offset partially by a $0.4 million expense recorded in connection with the warrants issued in connection with the First Letter of Credit.

Tax provision.  Provision for income taxes is related to certain minimum state income and franchise taxes for both of the thirteen week periods ended August 2, 2003 and August 3, 2002.

The following tables set forth the statement of operations data for the twenty-six week period ended August 2, 2003 and August 3, 2002:

	Twenty-Six Weeks Ended
	August 2, 2003
(in 000’s)	Total Stores		Goforward Stores		Closing Stores
Retail net sales	$114,518	96.1%	$87,775	95.0%	$26,743	100.0%
Direct to customer net sales	3,614	3.1%	3,614	3.9%	—	0.0%
Shipping and handling revenues	996	0.8%	990	1.1%	6	0.0%
Net Sales	119,128	100.0%	92,379	100.0%	26,749	100.0%
Cost of goods sold	94,258	79.1%	63,920	69.2%	30,338	113.4%
Cost of shipping and handling	1,071	0.9%	1,024	1.1%	47	0.2%
Gross profit	23,799	20.0%	27,435	29.7%	(3,636)	(13.6)%
Operating expense	33,339	28.0%	24,306	26.3%	9,033	33.8%
Occupancy expense	28,646	24.0%	23,591	25.6%	5,055	18.9%
Marketing and advertising expense	3,180	2.7%	2,672	2.9%	508	1.9%
General and administrative expense	9,169	7.7%	9,169	9.9%	—	0.0%
Depreciation and amortization expense	4,492	3.8%	2,805	3.0%	1,687	6.3%
Store closing costs	1,707	1.4%	—	0.0%	1,707	6.4%
	80,533	67.6%	62,543	67.7%	17,990	67.3%
Operating loss	(56,734)	(47.6)%	(35,108)	(38.0)%	(21,626)	(80.9)%

Reorganization items, net	61,980	52.0%	61,980	67.1%	—	0.0%
Interest expense, net	(7,199)	(6.0)%	(7,199)	(7.8)%	—	0.0%
Loss before income taxes	(1,953)	(1.6)%	19,673	21.3%	(21,626)	(80.9)%
Income tax provision	85	0.1%	85	0.1%	—	0.0%
Net loss	$(2,038)	(1.7)%	$19,588	21.2%	$(21,626)	(80.9)%
Number of stores open at end of period	153 *

	Twenty-Six Weeks Ended
	August 3, 2002
(in 000’s)	Total Stores		Goforward Stores		Closing Stores
Retail net sales	$172,711	97.1%	$111,866	95.6%	$60,845	100.0%
Direct to customer net sales	4,076	2.3%	4,076	3.5%	—	0.0%
Shipping and handling revenues	1,069	0.6%	1,069	0.9%	—	0.0%
Net Sales	177,856	100.0%	117,011	100.0%	60,845	100.0%
Cost of goods sold	105,722	59.8%	68,612	58.6%	37,110	61.0%
Cost of shipping and handling	1,310	0.7%	1,310	1.1%	—
Gross profit	70,824	39.8%	47,089	40.3%	23,735	39.0%
Operating expense	41,051	23.1%	25,193	21.6%	15,858	26.1%
Occupancy expense	40,967	23.0%	24,361	20.8%	16,606	27.3%
Marketing and advertising expense	3,880	2.2%	2,233	1.9%	1,647	2.7%
General and administrative expense	12,756	7.3%	8,262	7.1%	4,494	7.4%
Depreciation and amortization expense	3,025	1.7%	2,464	2.1%	561	0.9%
Store closing costs	—	0.0%	—	0.0%	—	0.0%
	101,679	57.2%	62,513	53.5%	39,166	64.4%
Operating loss	(30,855)	(17.3)%	(15,424)	(13.2)%	(15,431)	(25.4)%

Reorganization items, net	—	0.0%	—	0.0%	—	0.0%
Interest expense, net	(4,387)	(2.5)%	(4,387)	(3.7)%	—	0.0%
Loss before income taxes	(35,242)	(19.8)%	(19,811)	(16.9)%	(15,431)	(25.4)%
Income tax provision	99	0.1%	99	0.1%	—	0.0%
Net loss	$(35,341)	(19.9)%	$(19,910)	(17.0)%	$(15,431)	(25.4)%
Number of stores open at end of period	253

*  Number of stores includes 11 Saks Boutiques opened in the last two weeks of July 2003.

Twenty-Six Weeks Ended August 2, 2003 Compared With August 3, 2002

Retail net sales.  Retail net sales for the twenty-six week period ended August 2, 2003 decreased $58.2 million, or 33.7%, compared to the twenty-six week period ended August 3, 2002.  Same store sales, defined as stores that have been open for at least 14 full fiscal months, decreased 21.8% to $86.8 million from $111.0 million in the twenty-six week period ended August 2, 2003 compared to the twenty-six week period ended August 3, 2002.  Sales not attributable to same store sales amounted to $27.7 million in the twenty-six week period ended August 2, 2003 of which $0.9 million relates to a new store opened during the twenty-six week period ended August 3, 2002 and $26.8 million relates to stores that have closed.  Management believes that same store sales for the twenty-six week period ended August 2, 2003 were negatively impacted primarily by poor in-stock conditions due to significantly reduced inventory receipts during the bankruptcy along with some cannibalization of sales by our closing store liquidations and a generally sluggish retail environment.  The retail environment was further impacted by global political uncertainty, and adverse weather conditions, including severe winter weather in February 2003 and a delay in the onset of spring weather in much of the United States compared to last year.  In addition, during the bankruptcy, we took the opportunity to clear a substantial amount of discontinued merchandise in our go-forward stores that generated approximately 30% of total sales in the goforward stores, selling at discounts averaging 70% off retail price.  The clearance sales ended on April 30, 2003.  We cannot assure you that our sales decreased solely due to lower in stock levels or that sales will increase as we improve our stock levels.  Other factors that may have caused reduced sales are customer perceptions of the quality of our services or goods as a result of our clearance and cost-cutting efforts and factors discussed in our Annual Report on Form 10-K.  We cannot assure you that these factors have been overcome.

Cost of goods sold.  Cost of goods sold consists primarily of the cost of products sold, inbound freight costs, inventory shrinkage costs, and costs related to the distribution and warehousing of our retail merchandise.  Gross margin decreased in the twenty-six week period ended August 2, 2003 to 20.0% from 39.8% in the twenty-six week period ended August 3, 2002.  The decrease is primarily attributable to the liquidation sales in the closing stores and the impact of the clearance sales in the goforward stores which occurred in the thirteen week period ended May 3, 2003.  The closing stores' gross margin reflects $2.6 million in inventory shrinkage and approximately $1.0 million in allocated distribution operating costs.  However, there has been an increase in gross margin since the first quarter of the year ending January 31, 2004 (“Fiscal 2003”) to 40.0% in the thirteen week period ended August 2, 2003.  The increase in the gross margin in the second quarter of Fiscal 2003 was due primarily to the reduction of discounted and discontinued product sold during the first quarter and a 3.0% increase in selling margins in merchandising departments such as plush, which was candy, baby gifts and puzzles, which was a result of merchandising initiatives.

Operating expense.  Operating expense consists of store operating expenses, retail personnel costs and store pre-opening costs.  Operating expense was $33.3 million in the twenty-six week period ended August 2, 2003 compared to $41.1 million for the twenty-six week period ended August 3, 2002.  The decrease is primarily related to the 101 stores closed since the end of Fiscal 2002.  Although operating expenses as a percentage of goforward sales increased 4.7% as a result of lower sales volume, operating expenses on the comparable 142 goforward stores decreased $0.9 million due to improved operating efficiencies.  Pre-opening costs were $0.1 million for the twenty-six week period ended August 2, 2003 compared to $0.2 million for the twenty-six week period ended August 3, 2002.  The pre-opening costs for the twenty-six week period ended August 2, 2003 related to costs associated with the opening of the Saks Boutiques.

Occupancy expense.  Occupancy expense consists primarily of rent, real estate taxes, common area maintenance and other miscellaneous expenses.  Occupancy expense was $28.6 million for the twenty-six week period ended August 2, 2003, a decrease of $12.3 million compared to the twenty-six week period ended August 3, 2002.  This decrease is primarily attributable to the 101 stores closed since the end of the first quarter of Fiscal 2002.  Occupancy expense on the comparable 142 goforward stores decreased $0.8 million due primarily to reduced rents resulting from negotiations with landlords during the bankruptcy.

Marketing and advertising expense.  Marketing and advertising expense generally consists of print advertising in national and regional publications, as well as promotional mailings to our customers.  Marketing and advertising expense decreased $0.7 million comparing the twenty-six week period ended August 2, 2003 to the twenty-six week period ended August 3, 2002.  Marketing and advertising expense for the twenty-six week period ended August 2, 2003 included approximately $0.7 million related to new FAO Schwarz promotions targeting tourists.

General and administrative expense.  General and administrative expense consists primarily of the costs related to management, financial, merchandising, inventory management, professional service fees and other administrative support.  General and administrative expense decreased $3.6 million, or 28.1%, to $9.2 million in the twenty-six week period ended August 2, 2003 compared to $12.8 million in the twenty-six week period ended August 3, 2002.  This change is primarily attributable to the consolidation of operations across all three brands in Fiscal 2002 as well as administrative staff reductions which occurred in the last quarter of Fiscal 2002, which resulted in decreases of $1.4 million and $2.2 million, respectively.  As a percentage of net sales, general and administrative expense increased from 7.3% to 7.7% due primarily to lower sales volume in the twenty-six week period ended August 2, 2003 compared to the twenty-six week period ended August 3, 2002.  Additionally, we recorded a $0.3 million charge in the twenty-six week period ended August 2, 2003 for defense costs pertaining to the securities class action litigation.  This $0.3 million charge represents our insurance deductible.

Depreciation and amortization expense.  Depreciation and amortization expense during the twenty-six week period ended August 2, 2003 was $4.5 million ($1.9 million on the goforward stores, $0.9 million on the corporate offices and warehouses and $1.7 million on the closed stores and closed warehouses), an increase of $1.5 million, compared to the twenty-six week period ended August 3, 2002.  The increase is primarily attributable to the acceleration of depreciation due to store closures, the addition of Right Start shops within the Zany Brainy stores, the additional depreciation related to our west coast distribution center which opened in the second quarter of Fiscal 2002 and the conversion of Right Start and FAO Schwarz point-of-sale and merchandising systems.

Store closing costs.  Store closing costs consist primarily of costs associated with the retention of a third party liquidation service to manage the store closings.  For the twenty-six week period ended August 2, 2003, store closing costs were $1.7 million.

Reorganization items, net.  Reorganization items, net, totaling $62.0 million in the twenty-six week period ended August 2, 2003 consist of the $65.3 million gain recorded in connection with the compromise of liabilities, a $3.0 million gain on the sale of certain leases offset partially by employee severance and professional fees.  These items were incurred as a result of the Chapter 11 proceedings.  See Note 4 in the footnotes to the Consolidated Financial Statements.

Interest expense, net.  Interest expense, net, increased $2.8 million to $7.2 million for the twenty-six week period ended August 2, 2003 compared to $4.4 million for the twenty-six week period ended August 3, 2002.  The increase is primarily due to the beneficial conversion feature of $4.0 million recorded in connection with the new convertible Equipment Notes and $0.4 million recorded in connection with the warrants issued in connection with the First Letter of Credit offset partially by a decrease in interest expense related to the line of credit due to a lower outstanding balance in the current period compared to the comparative prior year period.

Tax provision.  Provision for income taxes is related to certain minimum state income and franchise taxes for both of the twenty-six week periods ended August 2, 2003 and August 3, 2002.

Liquidity and Capital Resources

 We are primarily a toy retailer and expect to derive approximately 40% of our annual revenue during our fourth quarter.  Historically, we have incurred annual losses.  Our business is seasonal and we expect operating losses for the first three quarters of Fiscal 2003 though we currently expect to generate sufficient operating income in the fourth quarter to offset such losses.  We believe that we will be able to maintain our operations and fund working capital and capital expenditures through Fiscal 2003 with cash on hand at September 12, 2003, projected cash flow from operations and anticipated availability from the $77.0 million Loan and Security Agreement (the “Loan Agreement”) with Fleet Retail Finance, Inc., as agent (the “Agent”) under which we are co-borrowers with our subsidiaries ZB Company, Inc. and FAO Schwarz, Inc.  We have supplemented our availability under our Loan Agreement with letters of credit that were cash collateralized by certain holders of our Class I Convertible Preferred Stock.  These letters of credit increased our availability by $11.0 million through November 30, 2003 reducing to $6.0 million in additional availability thereafter until January 9, 2004.  We may need to raise additional capital in an amount to be determined following the holiday season.  Our needs for additional funding will depend upon several factors, including, but not limited to, generating sufficient cash flow from operations, the expenses or income from incorporating the Saks Boutiques and the Borders Initiative into our operations and our dependence on independent manufacturers and suppliers and their credit terms in order to maintain adequate inventory in-stock levels.  There can be no assurances that we will achieve our business plan for generating cash flow due to the economic and operational risks we face including our dependence on fourth quarter results and the other risks discussed in our Annual Report on Form 10-K.  If additional capital is required to grow our business or execute our business plan, we may seek to raise additional equity or incur additional debt.  There can be no assurance given that adequate funds will be available to us on acceptable terms or at all.

The Loan Agreement matures April 22, 2006 and consists of (i) a standard revolving line of credit of up to $67.0 million under which borrowings bear interest, at our election, at an initial rate of 2.50% over the Agent’s calculated Eurodollar Rate or 0.50% over a base rate designated by Fleet National Bank (the “Bank”) from time to time, and (ii) an additional special term subline of $10.0 million under which borrowings bear interest at a rate of 15.5% per annum for the first year and thereafter at a rate of 11.25% over the base rate designated by the Bank.  The Loan Agreement currently allows us to borrow (A) so long as the special term subline remains outstanding, up to 95% of the current appraised liquidation value of our eligible inventory from November 1 through August 14 and 102.5% of current appraised liquidation value of our eligible inventory from August 15 through October 31, and (B) when the special term subline is no longer in effect, 85% of the current appraised liquidation value of our eligible inventory, less, in each case, reserves established by the Agent from time to time in its reasonable discretion for such items as a portion of outstanding gift certificates and merchandise credits, royalty obligations, two months rent on certain store leases for which we have not received collateral access agreements which are acceptable to the landlord and the Agent and an availability block (initially set at $4.0 million which decreases between September 7, 2003 and September 30, 2003 to $1.5 million and between October 1, 2003 and October 31, 2003 to $0.5 million).  Eligible inventory consists of inventory in which the Agent has a prior, perfected security interest less certain ineligible items.  The Loan Agreement also allows us to borrow 85% of eligible credit card receivables, however, our lenders under the Loan Agreement currently are not permitting us to borrow against our credit card receivables until we reach a satisfactory agreement with them regarding their security interest in the receivables.    The Loan Agreement contains a default clause triggered by a material adverse change and a borrowing restriction based on material adverse changes occurring since our February 1, 2003 balance sheet date after giving effect to the Plan of Reorganization.  The Loan Agreement contains one financial covenant.  This covenant requires that we maintain minimum excess availability under the Loan Agreement of $5.0 million at all times.  In order to meet this covenant, we are permitted to supplement our availability under the Loan Agreement by posting letters of credit for the benefit of the lenders under our Loan Agreement.  In connection with the issuance of our Class I Convertible Preferred Stock, we obtained a commitment from certain of the purchasers to provide a letter of credit with a stated amount of up to $5.0 million beginning any time after June 1, 2003.  This letter of credit (the “First Letter of Credit”) was posted on July 9, 2003 and supplemented with a second letter of credit (the “Second Letter of Credit” and collectively, the “Letters of Credit”) posted pursuant to an agreement as of August 27, 2003 with certain holders of our Class I Convertible Preferred Stock including those who posted the First Letter of Credit.  The First Letter of Credit will expire no later than November 30, 2003, and is to expire undrawn so long as on such date we are not in default under the Loan Agreement or would not be in default under the Loan Agreement excluding from consideration for this purpose, any increase in availability as a result of the Letters of Credit.  We issued to the providers of the First Letter of Credit five-year warrants to purchase 821,297 shares of our common stock with an exercise price of $1.50 per share and, if the First Letter of Credit is drawn, we are required to issue to the providers one-year notes in an aggregate principal amount equal to the stated amount of the letter of credit secured by our equipment and bearing interest at a rate of 10% per annum.  The fair value of the warrants was estimated at $1.95 million on the date of issuance using the Black-Scholes pricing model with the following assumptions: risk-free interest rate 2.63%; expected life of 5 years; dividend yield of 0% and expected volatility of 176.98%.  The value of the warrants is being recognized as interest expense through November 30, 2003, which is the term of the First Letter of Credit.  Interest expense recognized in connection with the warrants during the thirteen weeks ended August 2, 2003 was $390,000.  If such notes have not been repaid by November 30, 2003, we are further required to issue to the providers five-year warrants to purchase 1,099,460 shares of our common stock with an exercise price of $1.50 per share.  If the Second Letter of Credit is drawn, we are required to issue demand notes bearing interest at the rate borne on the special term subline portion under the Loan Agreement and secured by a lien on all of our assets.  In connection with the posting of the Second Letter of Credit, we entered into a first amendment to our Loan Agreement (the “First Amendment to Loan Agreement”).  The First Amendment to Loan Agreement waived a default with respect to the minimum excess availability covenant under the Loan Agreement and permitted us to use the Second Letter of Credit to satisfy that covenant.  The First Amendment to Loan Agreement also increases the minimum excess availability covenant minimum from $5.0 million to $10.0 million ten days prior to expiration of the Second Letter of Credit continuing until either the Second Letter of Credit is fully drawn and we have not made any payment on the notes we are required to issue in connection with such draws or we have received not less than $6.0 million in net proceeds from new subordinated debt or equity financing on terms and conditions acceptable to the lenders under the Loan Agreement.

The amount available to us under our borrowing formula fluctuates primarily with our level of inventory and the level of credit provided by our suppliers.  Additionally, availability is significantly affected by periodic changes in the advance rates against our eligible inventory, which fluctuate from month to month (from a low of approximately 68% to a high of approximately 90%) and are subject to adjustment by the Agent based on third party appraisals of the liquidation value of our inventory and other discretionary considerations.  These appraisals are typically performed at least quarterly at the request of the Agent and attempt to reflect the net cash that could be realized by selling our inventory in a “going out of business” sale.  The time of year that such a sale is assumed to take place is significant to the valuation and consequently the resulting monthly advance rates can fluctuate substantially.  For example, advance rates typically are lowest in the first half of the year and begin to rise as the holiday season approaches.  This increase in advance rates provides more availability as we begin to build our inventory levels to meet holiday season demand.  As of September 12, 2003, the availability under the Loan Agreement was approximately $6.3 million, $1.3 million above the $5.0 minimum excess availability covenant taking into account the Letters of Credit.

In connection with our emergence from bankruptcy, we sold 30,000 shares of our Class I Convertible Preferred Stock, convertible at $1.50 per common share, for gross proceeds of $30.0 million as of the Effective Date, and an additional 1,850 shares for $1.85 million gross proceeds since the Effective Date.

For the twenty-six week period ended August 2, 2003,  $19.5 million in cash was used in our operating activities compared to $31.3 million used in operating activities for the same twenty-six week period of Fiscal 2002.  Cash used in operating activities in the twenty-six week period ended August 2, 2003 was primarily from the liquidation and clearance of inventory offset by bankruptcy related expenses and for payments made pursuant to our Plan of Reorganization.

Cash used in investing activities for the twenty-six week period ended August 2, 2003 was $0.7 million, primarily resulting from the installation of 24 Right Start stores in our existing Zany Brainy stores (“RS Shops”), Right Start exterior building and pylon signage for our 83 Zany Brainy stores with RS Shops and installation of 11 test departments in nine Saks Boutiques offset by the proceeds from the sale of closing stores’ property, fixtures and equipment.  Cash used in investing activities for the twenty-six week period ended August 3, 2002 of $3.6 million was primarily related to the conversion of Right Start and FAO Schwarz point-of-sale and merchandising systems, completing the construction of the Farmer’s Market FAO Schwarz store in Los Angeles and costs associated with the acquisition of our FAO Schwarz brand assets in January 2002 and Zany Brainy brand assets in September 2001.

Cash used in financing activities for the twenty-six week period ended August 2, 2003 was $5.7 million.  The primary use of funds in financing activities for the twenty-six week period ended August 2, 2003 was the payoff of the prior credit facility with the proceeds from the sale of Class I Convertible Preferred Stock, from the Loan Agreement executed upon emergence from bankruptcy and from cash accumulating in a cash collateral account during our bankruptcy.  In the twenty-six week period ended August 2, 2003, we paid $1.6 million in financing costs for the Loan Agreement.  Cash provided by financing activities for the twenty-six week period ended August 3, 2002 was $35.9 million.  The primary source of funds from financing activities for the Fiscal 2002 period were borrowings of $21.4 million under our former credit facility.  The net proceeds from certain Fiscal 2002 financing activities were primarily used to fund our operations, complete the integration of our FAO Schwarz, Right Start and Zany Brainy operations, pay $5.0 million in post-closing obligations in connection with the acquisition of our Zany Brainy brand assets in September 2001 and satisfy the redemption of $3.0 million of our Series A Mandatorily Redeemable Preferred Stock.

Pursuant to our Plan of Reorganization we paid and must pay the following amounts:

(i)                                     An estimated $16.8 million to holders of unsecured claims; $4.4 million on the Effective Date, approximately $9.4 million on December 22, 2003, approximately $2.0 million on December 22, 2004 and approximately $1.0 million on December 22, 2005.  In the event excess availability under the Loan Agreement on December 18, 2003 is less than $37.0 million then the December 2003 payment obligation will be deferred until December 22, 2004 pro rata, by the amount by which excess availability is less than $37.0 million; provided, however, in no event may the December 2003 payment to holders of unsecured claims be less than $1 million.  In the event that excess availability under the Loan Agreement on December 18, 2004 is less than $40.0 million, then any deferred December 2003 payments to holders of unsecured claims will be deferred until December 22, 2005 pro rata, by the amount by which the excess availability is less than $40.0 million; provided, however, in no event may the December 2004 payment to holders of unsecured claims be less than (i) the amounts due to unsecured creditors on December 22, 2004, plus (ii) $1.0 million of the deferred December 2003 payments.  Any payments deferred until December 22, 2005 shall be due and payable no later than December 22, 2005 irrespective of excess availability under the Loan Agreement.  The deferrals will be applicable if, and only if, excess availability under the Loan Agreement on December 18, 2003 is less than $37.0 million.

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

(iii)                               $500,000 on January 11, 2004 and $3.3 million on each of December 31, 2006, 2007 and 2008 plus interest at a rate of 6% per annum through and including January 11, 2005, at which time the first interest payment shall be made in cash with payments made quarterly thereafter, to the holders of the new Subsidiary Subordinated Notes provided we are current with our payments to holders of the new convertible Equipment Notes and unsecured claims and such payments have not been deferred.  $4.0 million of such amounts will be forgiven if we obtain the release of the holders of such notes from a guarantee on the lease for one of our FAO Schwarz stores.

We have completed the opening of 83 RS Shops.  We opened 24 RS Shops in the second quarter of Fiscal 2003 in addition to the 59 RS Shops which were open as of February 1, 2003.  The capital outlay for a typical RS Shop averages approximately $25,000.  All 83 of the stores containing RS Shops will have new exterior signage and the typical capital outlay will be approximately $10,000 per store.  In addition to the RS Shops, on April 23, 2003, we entered into a Departmental License Agreement with Saks Department Store Group (consisting of Bergner’s, Boston Store, Carson Pirie Scott, Herberger’s, McRae’s, Parisian, Proffitt’s and Younkers) setting forth the terms of operation for 22 test departments in eleven stores (“Saks Boutiques”).  We expect to incur annual license fees under the Departmental License Agreement of approximately $370,000 subject to increase based on a percentage of sales.  As of September 2003, we have installed 16 Saks Boutiques and have scheduled six additional boutiques for installation (including four in Saks Fifth Avenue stores which are operated separately from the Saks Department Store Group stores).  The capital outlay for the remaining six Saks Boutiques is expected to be approximately $180,000.

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

Our significant accounting policies were described in Note 1 of “Notes to Consolidated Financial Statements” contained in the Annual Report on Form 10-K as filed for the fiscal year ended February 1, 2003.  We believe that the following discussion addresses our critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  If actual results were to differ significantly from estimates made, the reported results could be materially affected.  We are not, however, currently aware of any reasonably likely events or circumstances that we believe would be reasonable likely to result in materially different results.

We believe that the following represents the areas where the most critical estimates and assumptions are used in the preparation of the financial statements.

Merchandise inventories: Merchandise inventories consist of finished goods purchased for resale and are stated at the lower of cost or market value.  Cost is determined on a weighted average basis.  A periodic review of inventory levels and inventory turns is performed in order to determine if inventory is properly valued at the lower of cost or market.  Factors relating to current inventories such as future customer demand, current analysis of merchandise based on receipt date and current and anticipated retail markdowns are analyzed to determine estimated net realizable values.  Criteria we used to quantify aging trends include merchandise received within the past 12 months, merchandise received more than six months before with quantities on-hand in excess of 26 weeks of sales and merchandise selling below cost.  A provision is recorded to reduce the cost of inventories to the estimated net realizable values, if required.  Inventories as of August 2, 2003 and February 1, 2003 totaled $58.2 million and $103.1 million, respectively, representing 57.0% and 58.7% of total assets, respectively.  Given the significance of inventories to our consolidated financial statements, the determination of net realizable values is considered to be a critical accounting estimate.  Any significant unanticipated changes in the factors noted above could have a significant impact on the value of our inventories and our reported operating results.

Long-lived assets: We periodically evaluate whether events and circumstances have occurred that indicate the remaining estimated useful lives of long-lived assets may warrant revision or that the remaining balance may not be recoverable.  These long-lived assets are recorded at cost and are amortized using the straight-line method, which deducts equal amounts of costs over the lesser of the applicable store lease term or the estimated useful life of the asset.  Net property, fixtures and equipment as of August 2, 2003 and February 1, 2003 totaled $22.6 million and $26.4 million, respectively, representing 22.1% and 15.0% of total assets, respectively.  When factors indicate that an asset should be evaluated for possible impairment, we use an estimate of the asset’s undiscounted net cash flows over its remaining life in measuring whether the asset is recoverable.  If economic conditions are substantially different from our expectations, the carrying value of our long-lived assets may become impaired.  In the twenty-six week period ended August 2, 2003, we did not record any write-downs of long-lived assets, compared to $7.1 million recorded in Fiscal 2002.

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

Seasonality

Operating results for the twenty-six week period ended August 2, 2003 are generally not indicative of the results that may be expected for Fiscal 2003 because, in addition to the effects of our bankruptcy, we are primarily a toy retailer and anticipate we will derive approximately 40% of our annual revenue from, and achieve all of our annual profitability, if any, in our fourth quarter.

New Accounting Requirements

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” which amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation.  In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements.  The disclosure modifications are required for fiscal years and interim periods ending after December 31, 2002 and are included in the notes to our consolidated financial statements.

In March 2003, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.”  EITF Issue No. 02-16 addresses the income statement classification of cash considerations received by an entity, including a reseller, from a vendor and provides guidance regarding the timing of recognition of volume rebates.  We have adopted EITF Issue No. 02-16 as of January 1, 2003 and the adoption did not have a material effect on our financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”.  SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133.  SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.  The guidance should be applied prospectively.  The adoption of SFAS No. 149 did not have a material effect on our financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”.  SFAS No. 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in the statement of financial position.  Previously, many of those financial instruments were classified as equity.  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  We do not expect the adoption of SFAS No. 150 to have a material effect on our financial position or results of operations.

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

ITEM 4.                  CONTROLS AND PROCEDURES

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15e and 15d-15e of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our reports, pursuant to the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Senior Vice President-Finance, as appropriate, to allow timely decisions regarding the required disclosures.  In designing and evaluating the disclosure controls and procedures, management has recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures.

Our Chief Executive Officer and Senior Vice President-Finance (our principal executive officer and principal accounting officer, respectively) have evaluated the effectiveness of our “disclosure controls and procedures” as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on their evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.  There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date the controls were evaluated.

PART II – OTHER INFORMATION

ITEM 1.  Legal Proceedings

We are a party to various legal actions arising in the ordinary course of business.  Management currently believes none of these matters will have a material adverse effect on our business or operations, financial position or results of operations, however, management’s initial evaluation may prove inaccurate.

Prior to our bankruptcy filing we negotiated a settlement of a suit with Oxygen Media, LLC (“Oxygen”) regarding a disputed term sheet in which Oxygen alleged we and our former subsidiary, RightStart.com, owed Oxygen for advertising services.  The parties each had alleged fraud was committed by the other party as well as various contract claims and defenses.  Before the settlement agreement was finalized and executed, we filed for bankruptcy protection under Chapter 11.  The settlement amount was confidential but immaterial to our business.  Oxygen has filed a claim in our Chapter 11 proceedings for $20.0 million which we have disputed as unliquidated.  Management does not believe this claim will result in a material adverse effect on our business or operations, financial position or results of operations.

On February 19, 2003, Edward Steele filed a class action claim against our directors Jerry R. Welch, Fred Kayne and Richard Kayne in United States District Court for the Eastern District of Pennsylvania claiming violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder based on alleged misrepresentations made by the defendants.  Mr. Steele has filed a proof of claim on behalf of himself and others for $50.0 million in our bankruptcy case.  On April 3, 2003, another case was filed in the same court, making the same claims against the same defendants.  The two cases have been consolidated.  We have not been named as a defendant nor has there been any claim made for indemnity though the defendants did file proofs of claim on our indemnification obligations set forth in our articles and bylaws.  Our directors and officers insurance carrier has acknowledged coverage with a reservation of claims.  An amended consolidated complaint was filed on July 14, 2003 which added certain claims related to our accounting and added our former Chief Financial Officer, Raymond Springer, as a defendant.  The defendants must respond to the amended complaint by October 1, 2003.  Management currently does not believe this claim will result in a material adverse effect on our business or operations, financial position or results of operations; however, new issues may arise that could have such an effect or management’s initial evaluation may prove inaccurate.

During our Chapter 11 proceedings most litigation against us was stayed other than proceedings before the Bankruptcy Court.  Absent further order of the Bankruptcy Court, substantially all of our pre-petition liabilities are subject to settlement under our Plan of Reorganization.  In addition to the matters outlined, there are numerous other matters filed with the Bankruptcy Court in our reorganization proceedings by creditors, landlords or other third parties related to our business operations or the conduct of our reorganization activities.  Management currently believes none of these matters will have a material adverse effect on our financial position or results of operations; however, management’s initial evaluation may prove inaccurate.

ITEM 2.  Changes in Securities and Use of Proceeds

In connection with our emergence from bankruptcy, we sold 30,000 shares of our Class I Convertible Preferred Stock, convertible at $1.50 per common share, for gross proceeds of $30.0 million as of the Effective Date, and an additional 1,850 shares for $1.85 million in gross proceeds since the Effective Date.

Except for 500 shares, our Class I Convertible Preferred Stock was sold under Section 4(2) of the Securities Act of 1933.  The proceeds of this issuance were used to fund our emergence from bankruptcy.  Five hundred shares of the Class I Convertible Preferred Stock, convertible into 333,333 shares of our common stock, were issued on the Effective Date in compromise of claims pursuant to Section 1145(a) of the Bankruptcy Code.  Holders of 20,166,667 shares of our common stock to be issued on conversion of the Class I Convertible Preferred Stock and certain holders of common stock issued prior to our bankruptcy filing who had registration rights prior to such filing, have registration rights with respect to such common stock.  The Class I Convertible Preferred Stock is senior on liquidation, dissolution or winding up and in the payment of dividends to our common stock.  Holders of the Class I Convertible Preferred Stock vote with the holders of our common stock on an as converted basis.  In addition, holders of the Class I Convertible Preferred Stock have the right to elect a majority of our directors in the event of material breach of the terms of the Class I Convertible Preferred Stock Certificate of Designation.

The 4,542 shares of Class J Convertible Preferred Stock issued in compromise of claims through our bankruptcy and since converted into 2,329,025shares of our common stock was issued pursuant to Section 4(2) of the Securities Act of 1933 or Section 1145(a) of the Bankruptcy Code and converted pursuant to Section 3(a)(9) of the Securities Act of 1933 or Section 1145(a) of the Bankruptcy Code.

The warrants to purchase 110,000 shares of our common stock issued in compromise of claims through bankruptcy were issued pursuant to Section 4(2) of the Securities Act of 1933 or Section 1145(a) of the Bankruptcy Code.

In connection with our emergence from bankruptcy, we compromised Equipment Notes in exchange, in part, for new Equipment Notes in an aggregate principal amount of $4.0 million convertible into Class J Convertible Preferred Stock at $1,000 per share which convert to common stock at $1.95 per share pursuant to Section 4(2) of the Securities Act of 1933. A portion of the new Equipment Notes was converted into 314 shares of our Class I Convertible Preferred Stock and subsequently converted into160,959 shares of our common stock pursuant to Section 3(a)(9) of the Securities Act of 1933 or 1145(a) of the Bankruptcy Code.

The warrants issued in connection with the posting of the First Letter of Credit were issued pursuant to Section 4(2) of the Securities Act of 1933.

Item 6.    Exhibits and Reports on Form 8-K

(a)  Listing of Exhibits

INDEX TO EXHIBITS

Exhibit Number	Description
10.1

First Amendment to Loan and Security Agreement dated as of August 27, 2003 by and among FAO, Inc., FAO Schwarz, Inc., ZB Company, Inc., The Right Start, Inc. and Targoff-RS, LLC, the lenders listed therein and Fleet Retail Finance, Inc. as Agent.

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Senior Vice President-Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certificate of Senior Vice President-Finance pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

The were no reports filed by the Company on Form 8-K during the thirteen weeks ended August 2, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.

FAO, INC.

Date: September 15, 2003	/s/ Jerry R. Welch
Jerry R. Welch
Chief Executive Officer and President

Date: September 15, 2003	/s/ Jerome A. Kollar
Jerome A. Kollar
Senior Vice President-Finance