Form 10-Q/A
period 2003-08-02
FAO INC
filed 2003-11-03
CIK 878720

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

Form 10-Q/A

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

This report has been amended. Statements made in this report without reference to a specific date are made as of August 2, 2003, regardless of the date this report was amended.

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

Operating Results and Liquidity

We are primarily a toy retailer and expect to derive approximately 40% of our annual revenue during our fourth quarter.  Historically, we have incurred annual losses. We currently expect, although there can be no assurances, that we will generate sufficient operating income in the fourth quarter of Fiscal 2003 to offset most of the aggregate losses incurred during the first three quarters of Fiscal 2003 (taking into account the gain arising in connection with our emergence from bankruptcy in the first quarter of Fiscal 2003). We believe that we will be able to maintain our operations and fund working capital and capital expenditures through Fiscal 2003 with cash on hand at September 12, 2003, projected cash flow from operations and anticipated availability from the Loan Agreement.  We have supplemented our availability under our Loan Agreement with letters of credit that were cash collateralized by certain holders of our Class I Convertible Preferred Stock.  These letters of credit increased our availability by $11.0 million through November 30, 2003 reducing to $6.0 million in additional availability thereafter until January 9, 2004.  We may need to raise additional capital in an amount to be determined following the holiday season.  Our needs for additional funding will depend upon several factors, including, but not limited to, generating sufficient cash flow from operations, the expenses or income from incorporating the Saks Boutiques and the Borders Initiative (see Note 13) into our operations and our dependence on independent manufacturers and suppliers and their credit terms in order to maintain adequate inventory in-stock levels.  There can be no assurances that we will achieve our business plan for generating cash flow due to the economic and operational risks we face, including our dependence on fourth quarter results and the other risks discussed in our Annual Report on Form 10-K.  If additional capital is required to grow our business or execute our business plan, we may seek to raise additional equity or incur additional debt.  There can be no assurance given that adequate funds will be available to us on acceptable terms or at all.

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

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended.  The forward-looking statements in this Quarterly Report are intended to be subject to the safe harbor protection provided by Sections 27A and 21E.  These forward-looking statements are based on our current expectations, assumptions, estimates and projections about our company and our industry as of the date hereof.  When used in this report, the words “believes,” “anticipates,” “intends,” “expects” and similar expressions are intended to identify such forward-looking statements with respect to our financial condition, results of operations and business as of August 2, 2003.  You will find these forward-looking statements at various places throughout this report and the documents incorporated by reference, including amendments.  These forward-looking statements involve risks, uncertainties and assumptions.  Actual results may differ materially from those expressed in these forward-looking statements.  You are cautioned not to unduly rely on any forward-looking statements.  We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof.  Further information on potential factors that could materially affect our financial condition is included elsewhere in our Annual Report on Form 10-K under the heading “Risks” and in our filings with the Securities and Exchange Commission.

Amendment

This report has been amended. Statements made in this report without reference to a specific date are made as of August 2, 2003, regardless of the date this report was amended.

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

Liquidity and Capital Resources

 We are primarily a toy retailer and expect to derive approximately 40% of our annual revenue during our fourth quarter.  Historically, we have incurred annual losses. We currently expect, although there can be no assurances, that we will generate sufficient operating income in the fourth quarter of Fiscal 2003 to offset most of the aggregate losses incurred during the first three quarters of Fiscal 2003 (taking into account the gain arising in connection with our emergence from bankruptcy in the first quarter of Fiscal 2003). We believe that we will be able to maintain our operations and fund working capital and capital expenditures through Fiscal 2003 with cash on hand at September 12, 2003, projected cash flow from operations and anticipated availability from the $77.0 million Loan and Security Agreement (the “Loan Agreement”) with Fleet Retail Finance, Inc., as agent (the “Agent”) under which we are co-borrowers with our subsidiaries ZB Company, Inc. and FAO Schwarz, Inc.  We have supplemented our availability under our Loan Agreement with letters of credit that were cash collateralized by certain holders of our Class I Convertible Preferred Stock.  These letters of credit increased our availability by $11.0 million through November 30, 2003 reducing to $6.0 million in additional availability thereafter until January 9, 2004.  We may need to raise additional capital in an amount to be determined following the holiday season.  Our needs for additional funding will depend upon several factors, including, but not limited to, generating sufficient cash flow from operations, the expenses or income from incorporating the Saks Boutiques and the Borders Initiative into our operations and our dependence on independent manufacturers and suppliers and their credit terms in order to maintain adequate inventory in-stock levels.  There can be no assurances that we will achieve our business plan for generating cash flow due to the economic and operational risks we face including our dependence on fourth quarter results and the other risks discussed in our Annual Report on Form 10-K.  If additional capital is required to grow our business or execute our business plan, we may seek to raise additional equity or incur additional debt.  There can be no assurance given that adequate funds will be available to us on acceptable terms or at all.

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
10.1

First Amendment to Loan and Security Agreement dated as of August 27, 2003 by and among FAO, Inc., FAO Schwarz, Inc., ZB Company, Inc., The Right Start, Inc. and Targoff-RS, LLC, the lenders listed therein and Fleet Retail Finance, Inc. as Agent. *

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

* Previously filed.

(b)  Reports on Form 8-K

The were no reports filed by the Company on Form 8-K during the thirteen weeks ended August 2, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.

FAO, INC.

Date: November 3, 2003	/s/ Jerry R. Welch
Jerry R. Welch
Chief Executive Officer and President

Date: November 3, 2003	/s/ Jerome A. Kollar
Jerome A. Kollar
Senior Vice President-Finance